Form 10QSB
period 1995-03-31
CITIZENS BANCSHARES CORP /GA/
filed 1995-05-11
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                               FORM 10-QSB

       X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                           EXCHANGE ACT OF 1934

           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE
                                 ACT
                  For the quarterly period ended March 31, 1995

                     CITIZENS BANCSHARES CORPORATION
                (Name of small business issuer in its charter)

                                Georgia
          (State or other jurisdiction of incorporation or organization)


                175 Houston Street, N.E.,  Atlanta, Georgia
                  (Address of principal executive office)


         Registrant's  telephone number, including area code:
                          (404)659-5959


         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
         filing requirements for the 90 days.    Yes  _X__   No ___.


         State the number of shares outstanding if each of the issuer's
         practicable date:   1,329,684 shares of Common Stock, $1.00 par



Part I. Financial Information:
                      Citizens Bancshares Corporation and Subsidiary
                                       Consolidated Balance Sheets
                                 March 31, 1995 and December 31, 1994

                (unaudited-amounts in thousands, except per share amounts)

                      ASSETS
                                                            1995         1994



    Cash and due from banks                          $     9,356       11,675
    Federal funds sold                                    17,400        4,400
    Investment securities:
      Held to maturity                                    36,244       36,535
      Available for sale                                   7,728        7,132
             Total investments                            43,972       43,667

    Loans, net of unearned income                         69,024       69,261
       Less allowance for possible loan losses             1,223        1,047
             Loans, net                                   67,801       68,214

    Premises and equipment, net                            2,368        2,425
    Real estate acquired through foreclosure                 579          823
    Other assets                                           2,028        2,002

               Total assets                          $   143,504      133,206


         LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities:
      Deposits:
         Noninterest-bearing                         $    48,238       39,268
         Interest-bearing                                 84,081       82,877
                   Total deposits                        132,319      122,145

      Treasury, tax and loan account                         252          425
      Long-term debt and obligations under capital lease   1,198        1,293
      Other liabilities                                    1,134        1,057
                   Total liabilities                     134,903      124,920

    Shareholders' equity:
      Common stock-$1 par value.  Authorized
        5,000,000 shares; issued and outstanding
       1,329,684 shares                                    1,330        1,330
    Additional Paid-In Capital                             1,470        1,470
    Unrealized gain - securities                               5          (77)
    Retained earnings                                      5,796        5,563
           Total shareholders' equity                      8,601        8,286

           Total liabilities and shareholders' equity    143,504      133,206






                      Citizens Bancshares Corporation and Subsidiary
                              Consolidated Statements of Earnings
                (unaudited-amounts in thousands, except per share amounts)
                                                          Three  Months
                                                          Ended March 31,
                                                            1995         1994


    INTEREST INCOME:
      Loans                                            $   1,541        1,114
      Investment securities                                  710          694
      Federal funds sold                                     127           40
                 Total interest income                     2,378        1,848

    INTEREST EXPENSE:
      Deposits                                               707          521
      Treasury tax, and loan account                           8            1
      Long-term debt and obligations under capital leas       24           22
                 Total interest expense                      739          544

                 Net interest income                       1,639        1,304

      Provision for possible loan losses                     125          191
                 Net interest income after provision for
                    possible loan losses                   1,514        1,113

    NONINTEREST INCOME:
      Service charges on deposit accounts                    884          981
      Gain on sale of real estate                             37          111
      Other operating income                                  66          118
                 Total noninterest income                    987        1,210

    NONINTEREST EXPENSE:
      Salaries and employee benefits                       1,167        1,058
      Net occupancy and equipment                            421          410
      Other operating expenses                               646          640
                 Total other expense                       2,234        2,108

                 Earnings(loss) before income taxes          267          215

        Income tax expense                                    33           42

                 Net earnings(loss)                  $       234          173


        Net earnings per common share                $      0.18         0.13

        Average outstanding shares                         1,330        1,330





                            Citizens Bancshares Corporation and Subsidiary
                                   Consolidated Statements of Cash Flows
                             Three months ended March 31, 1995 and 1994
                 (unaudited-amounts in thousands, except per share amounts)

                                                          1995         1994

    Cash flows from operating activities:
       Net earnings(loss)                            $       234          173
       Adjustments to reconcile net earnings(loss)
         to net cash provided by operating activities:
           Provision for possible loan losses                125          191
           Depreciation and amortization                     137          108
           Amortization and (accretion), net                 (33)          20
           Amortization of deferred loan fees                 41          (30)
           (Gain) on sale of real estate                     (37)        (111)
           (Increase) decrease in other assets               (69)         173
           Increase in accrued expenses and other liabi       77          224

             Net cash provided by operating activities       475          748

    Cash flows from investing activities:
       Proceeds from maturities of investment securitie    2,082        9,056
       Proceeds from maturities of investment securitie      550         -
       Purchases of investment securities held to matur   (1,761)      (7,480)
       Purchases of investment securities available for   (1,019)        -
       Net decrease (increase) in loans                      233       (3,931)
       Purchases of premises and equipment                   (81)          (8)
       Proceeds from sale of real acquired through fore      297          735

             Net cash provided (used) in investing acti      301       (1,628)

    Cash flows from financing activities:
       Net increase in demand deposits and savings acco   12,092        4,675
       Net (decrease) in time deposits                    (1,918)      (1,221)
       Principal payment on long-term debt and
         obligations under capital lease                     (96)         (89)
       Net (decrease)increase in treasury, tax and loan     (173)           4

             Net cash provided by  financing activities    9,905        3,369

             Net increase  in cash and cash equivalents   10,681        2,489

    Cash and cash equivalents at beginning of period      16,075       13,421

    Cash and cash equivalents at end of period            26,756       15,910

    Supplemental disclosures of cash paid during the year for:
       Interest                                      $       682          491
       Income taxes                                  $       109         -

    Supplemental disclosures of noncash transactions:
       Real estate acquired through foreclosure      $        15          441




                  CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                            March 31, 1995 and 1994
                                   (unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited statements have been prepared pursuant to the rules and regulations for reporting on Form 10 - QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the company's latest Annual Report on Form 10 - KSB.

 The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary ( the "Company" ) as of March 31, 1995 and for the three months ended March 31,1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three months period have been included. All adjustments are of a normal recurring nature.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Trust Bank ( the "Bank" ). The Bank has a wholly owned subsidiary, Atlanta Mortgage Brokerage and Servicing Co., whose accounts are also included. All significant intercompany accounts and transactions have been eliminated in consolidation.



                  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS


                              INTRODUCTION


Citizens Bancshares Corporation ( the "Company" ), a one-bank holding company, provides a full range of commercial banking services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiary, Citizens Trust Bank ( the "Bank" ). The Bank operates under a state charter and serves its customers through eight full service branches.

The following discussion is of the Company's financial condition as of March 31, 1995 and the changes in financial condition and results of operations for the three month periods ended March 31, 1995 and 1994.

                     RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income increased $335,000 or 26% in 1995 as compared to 1994. The combination of higher levels of market interest rates and a $1.6 million increase in the excess of average earning assets over average interest-bearing liabilities increased the Company's net interest margin to 5.36% compared to 4.90% in 1994.

Provision for possible loan losses:
The provision for possible loan losses is a charge to earnings that management considers necessary to maintain an adequate allowance for possible loan losses. The provision for loan losses decreased $66,000 in 1995 as compared to the provision in 1994. Higher levels of recoveries from loans previously charged off as compared to prior years contributed to the decrease in the provision for possible loan losses. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. As of March 31, 1995, the allowance for possible loan losses was approximately 1.77% of loans, net of unearned income which is comparable to prior year. Management feels that this level of allowance is adequate.


Noninterest income:
Noninterest income decreased approximately $223,000 or 18.4% during the first quarter of 1995 over the same period in 1994. Decrease in noninterest income is due to a decline in service charges on deposits of $97,000 or 9.9% and to a decline in other operating income of $52,000 or 44%. In 1994, the Company recognized a gain on sale of other real estate owned property of $111,000. Total proceeds from the sale were $726,000 with a book value of $615,000. Management continues to explore ways to maximize noninterest income through fee income.

Noninterest expense:
Noninterest expense increased approximately $126,000 or 6% during the first quarter of 1995, as compared to a decrease of $87,000 or 3.96% during the first quarter of 1994. The increase is attributable to salaries and employee benefits of $109,000, and other operating expenses of $66,000. The increase in salaries and employee benefit costs is due to normal salary adjustments coupled with high turnover costs. Advertising and other operating losses contributed to the increase in other operating expenses.

Net earnings:
The Company had net earnings of approximately $234,000 or $0.18 per share during the first quarter 1995 as compared to $173,000 or $0.13 per share in 1994. The $61,000 or 35% increase in net earnings as compared to 1994 reflects improved net interest income of $335,000 which offsets the decrease in noninterest income and the increase noninterest expense.


                                LIQUIDITY


Liquidity is a bank's ability to meet all deposit withdrawals immediately, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At March 31,1995, approximately 15.9% of the investment portfolio matures within the next year and approximately 84.1% after one year but before five years. In addition, federal funds sold averaged approximately $9 million during the three month period ended March 31, 1995. The Company is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.



                            CAPITAL RESOURCES


The Company has maintained an adequate level of primary capital as measured by its shareholders' equity and the allowance for possible loan losses to adjusted total assets of approximately 7.34% at March 31, 1995 and 7.66% at December 31, 1994. The Board of Directors of the Bank entered into a Board Resolution (the "Resolution") dated March 15, 1995 with the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta ("Regulatory Authorities") to take certain corrective actions, which if not taken could result in further regulatory sanctions. The Board Resolution replaces the Memorandum of Understanding for which the Bank previously operated under. The Resolution includes provisions on asset quality, capital adequacy and management succession; requires the Bank to improve its information systems controls; specifies that the Bank shall maintain at least a 7.53% primary capital to adjusted total assets ratio during the term of the Agreement; and limits the payment of dividends without the prior written consent of the Regulatory Authorities. On March 31,1995, the Bank received a large demand deposit of $8 million which temporarily increased its total assets. Notwithstanding this large deposit, the Bank would have been in compliance with all capital requirements. As of April 30, 1995, the Bank's total assets have declined $8 million due to the withdrawal of the large deposit.


PART II.  OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 2.      CHANGES IN SECURITIES

The Company is restricted as to dividend payments to its shareholders by certain covenants in its long-term debt agreement and the Bank is restricted as to dividend payments to the Company by regulatory requirements and agreements.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  None

ITEM 5.      OTHER INFORMATION

                  None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  None



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            CITIZENS BANCSHARES
CORPORATION



Date:   May 11, 1995               By:/s/ William L. Gibbs


                                   William L. Gibbs

                             President and Chief Executive Officer


Date:   May 11, 1995             By: /s/ Ann I. Scott


                                      Ann I. Scott

                             Senior Vice President and Controller