Form 10QSB
period 1995-06-30
CITIZENS BANCSHARES CORP /GA/
filed 1995-08-08
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             FORM 10-QSB

       X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                           EXCHANGE ACT OF 1934

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE
                                    ACT

                For the quarterly period end June 30, 1995


                   CITIZENS BANCSHARES CORPORATION
          (Name of small business issuer in its charter)
                          Georgia
      (State or other jurisdiction of incorporation or organization)


         175 John Wesley Dobbs Avenue, N.E.,  Atlanta, Georgia
                  (Address of principal executive office)


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


         State the number of shares outstanding if each of the issuer's
         practicable date:   1,329,684 shares of Common Stock, $1.00 par
         value, outstanding on August 1, 1995.


Part I. Financial Information:
                     Citizens Bancshares Corporation and Subsidiary
                                      Consolidated Balance Sheets
                               June 30, 1995 and December 31, 1994
                  (unaudited-amounts in thousands, except per share amounts)
                     ASSETS
                                                            1995         1994

   Cash and due from banks                          $      9,686       11,675
    Federal funds sold                                     9,000        4,400
    Investment securities:
      Held to maturity                                    33,946       36,535
      Available for sale                                   9,832        7,132
             Total investments                            43,778       43,667

    Loans, net of unearned income                         70,112       69,261
       Less allowance for possible loan losses             1,467        1,047
             Loans, net                                   68,645       68,214

    Premises and equipment, net                            2,247        2,425
    Real estate acquired through foreclosure                 274          823
    Other assets                                           1,893        2,002

              Total assets                           $   135,523      133,206


         LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities:
      Deposits:
         Noninterest-bearing                         $    40,989       39,268
         Interest-bearing                                 82,829       82,877
                  Total deposits                         123,818      122,145

      Treasury, tax and loan account                         436          425
      Long-term debt and obligations under capital leas    1,101        1,293
      Other liabilities                                    1,308        1,057
                  Total liabilities                      126,663      124,920

    Shareholders' equity:
      Common stock-$1 par value.  Authorized
        5,000,000 shares; issued and outstanding
       1,329,684 shares                                    1,330        1,330
    Additional Paid-In Capital                             1,470        1,470
    Unrealized gain(loss) - securities                        71          (77)
    Retained earnings                                      5,989        5,563
              Total shareholders' equity                   8,860        8,286

              Total liabilities and shareholders' e  $   135,523      133,206



                     Citizens Bancshares Corporation and Subsidiary
                          Consolidated Statements of Earnings
                (unaudited-amounts in thousands, except per share amounts)

                                      Three  Months             Six  Months
                                      Ended June 30             Ended June 30,
                                     1995         1994       1995       1994

    INTEREST INCOME:

      Loans, including fees           1,625        1,225      3,166      2,339
      Investment securities
            Taxable                     693          717      1,364      1,349
            Tax-exempt                   26           57         65        119
      Federal funds sold                148           34        275         74
         Total interest income        2,492        2,033      4,870      3,881

    INTEREST EXPENSE:
      Deposits                          751          557      1,458      1,078
      Treasury tax, and loan account      2            1         10          2
      Long-term debt and obligations
      under capital lease                22           24         46         46
        Total interest expense          775          582      1,514      1,126

          Net interest income         1,717        1,451      3,356      2,755

      Provision for possible
      loan losses                       125          182        250        373
        Net interest income after provision
      for possible loan losses        1,592        1,269      3,106      2,382

    NONINTEREST INCOME:
    Service charges on deposit accounts 947        1,098      1,831      2,079
      Gain on sale of real estate       (32)          26          5        137
      Other operating income             96           79        162        197
        Total noninterest income      1,011        1,203      1,998      2,413

    NONINTEREST EXPENSE:
    Salaries and employee benefits    1,209        1,146      2,376     2,204
      Net occupancy and equipment       397          446         81       846
      Other operating expenses          762          661      1,408     1,311
                Total other expense   2,368        2,253      4,602     4,361

      Earnings before income taxes      235          219        502       434

        Income tax expense               43           45         76        87
                Net earnings            192          174        426       347


    Net earnings per common share $    0.14         0.13       0.32      0.26

      Average outstanding shares      1,330        1,330      1,330     1,330


                    Citizens Bancshares Corporation and Subsidiary
                       Consolidated Statements of Cash Flows
                      Six months ended June 30, 1995 and 1994
              (unaudited-amounts in thousands, except per share amounts)
                                                          1995         1994

    Cash flows from operating activities:
       Net earnings                                  $       426          347
       Adjustments to reconcile net earnings(loss)
         to net cash provided by operating activities:
           Provision for possible loan losses                250          373
           Depreciation and amortization                     291          222
           Amortization and (accretion), net                 (57)         (48)
           Amortization of deferred loan fees                (66)         (22)
           (Gain) on sale of real estate                      (5)        (137)
           Decrease(increase) in other assets                 19       (1,046)
           Increase in accrued expenses and other liabi      251          512

            Net cash provided by operating activities      1,109          201

    Cash flows from investing activities:
       Proceeds from maturities of investment securitie    5,401       15,714
       Proceeds from maturities of investment securitie    1,550        3,000
       Purchases of investment securities held to matur   (2,761)     (20,382)
       Purchases of investment securities available for   (4,019)        (500)
       Net  increase in loans                               (630)      (6,692)
       Purchases of premises and equipment                   (99)        (205)
       Proceeds from sale of real acquired through fore      569          848

            Net cash used in investing activities             11       (8,217)

    Cash flows from financing activities:
       Net increase in demand deposits and savings acco    5,707        4,745
       Net (decrease) increase in time deposits           (4,035)       1,595
       Principal payment on long-term debt and
         obligations under capital lease                    (193)        (180)
       Net increase in treasury, tax and loan account         12          944
       Proceeds from long-term debt                           -           900

            Net cash provided by  financing activities     1,491        8,004

            Net increase(decrease)  in cash and cash eq    2,611          (12)

    Cash and cash equivalents at beginning of period      16,075       13,421

    Cash and cash equivalents at end of period            18,686       13,409

    Supplemental disclosures of cash paid during the year for:
       Interest                                      $     1,432        1,021

       Income taxes                                  $       159           65

    Supplemental disclosures of noncash transactions:
       Real estate acquired through foreclosure      $        15          441



                  CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                   Notes to the Consolidated Financial Statements
                               June 30, 1995 and 1994
                                    (unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited statements have been prepared pursuant to the rules and regulations for reporting on Form 10 - QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interimstatements should be read in conjunction with the financial statements and notes thereto included in the company's latest Annual Report on Form 10 - KSB.

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary( the "Company" ) as of June 30, 1995 and for the six months ended June 30,1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the six months period have been included. All adjustments are of a normal recurring nature.

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

The following discussion is of the Company's financial condition as of June 30, 1995 and the changes in financial condition and results of operations for the six month periods ended June 30, 1995 and 1994.

                                   RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the second quarter 1995 increased $266,000 or 18% for the three month period and increased $601,000 or 22% for the six month period ended June 30, 1995, over the three and six month periods of 1994. The combination of higher levels of market interest rates and a $1.6 million increase in the excess of average earning assets over average interest-bearing liabilities increased the Company's net interest margin to 5.51% compared to 5.07% in 1994.

Provision for possible loan losses:
The provision for possible loan losses is a charge to earnings that management considers necessary to maintain an adequate allowance for possible loan losses. The provision for loan losses decreased $123,000 in 1995 as compared to the provision in 1994. Higher levels of recoveries from loans previously charged off as compared to prior years contributed to the decrease in the provision for possible loan losses. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. As of June 30, 1995, the allowance for possible loan losses was approximately 2.09% of loans, net of unearned income which is comparable to prior year. Management feels that this level of allowance is adequate.


Noninterest income:
Noninterest income decreased approximately $192,000 or 16% for the three month period ended June 30, 1995 and $415,000 or 17% for the six month period as compared to the same periods in 1994. The decrease in noninterest income is due to a decline in service charges on deposits of 248,000 or 12% and to a decline in other operating income of $35,000 or 18%. In 1994, the Company recognized a gain on sale of other real estate owned property of $111,000. Total proceeds from the sale were $726,000 with a book value of $615,000. Management continues to explore ways to maximize noninterest income through fee income.

Noninterest expense:
Noninterest expense increased approximately $115,000 or 5% during the three month period and $241,000 or 6% during the six month period ended June 30, 1995, as compared to a decrease of $65,000 or 2.8% and $149,000 or 3.3% during the same periods of 1994. The increase is attributable to salaries and employee benefits of $172,000, and other operating expenses of $97,000. The increase in salaries and employee benefit costs is due to normal salary
adjustments coupled with high turnover costs.   Advertising and other
operating losses contributed to the increase in other operating expenses.
The decrease in noninterest expense in 1994 from 1993 was due to a reduction in other operating expenses, namely, professional services and operating losses.

Net earnings:
The Company had net earnings of approximately $426,000 or $0.32 per share during the second quarter ended 1995 as compared to $347,000 or $0.26 per share in 1994. The $79,000 or 23% increase in net earnings as compared to 1994 reflects improved net interest income of $601,000 which offsets the decrease in noninterest income and the increase noninterest expense.


                                LIQUIDITY


Liquidity is a bank's ability to meet all deposit withdrawals immediately, while also,providing for the credit needs of customers. In the normal course of business,the Company's cash flow is generated from interest and fees on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At June 30,1995, approximately 11.4% of the investment portfolio matures within the next year and approximately 83.6% after one year but before five years. In addition, federal funds sold averaged approximately $9 million during the six month period ended June 30, 1995.
The Company is a member of the Federal Reserve System and maintains relation-ships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.



                            CAPITAL RESOURCES


The Company has maintained an adequate level of primary capital as measured by its shareholders' equity and the allowance for possible loan losses to adjusted total assets of approximately 8.04% at June 30, 1995 and 7.66% at December 31, 1994.

The Board of Directors of the Bank entered into a Board Resolution
(the "Resolution") dated March 15, 1995 with the Georgia Department of
Banking and Finance and the Federal Reserve Bank of Atlanta ("Regulatory Authorities") to take certain corrective actions, which if not taken could result in further regulatory sanctions. The Board Resolution replaces the Memorandum of Understanding for which the Bank previously operated under.
The Resolution include provisions on asset quality, capital adequacy and management succession; requires the Bank to improve its information system controls; specifies that the Bank shall maintain at least a 7.53% primary capital to adjusted total assets ratio during the term of the Agreement; and limits the payment of dividends without the prior written consent of the
 Regulatory Authorities.

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



                                            CITIZENS BANCSHARES CORPORATION



Date:   August 8, 1995            By: /s/ William L. Gibbs
                                  William L. Gibbs
                                  President and Chief Executive Officer

Date:   August 8, 1995            By:  /s/ Ann I. Scott
                                  Ann I. Scott
                                  Senior Vice President and Controller