Form 10QSB
period 1995-09-30
CITIZENS BANCSHARES CORP /GA/
filed 1995-11-13
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           FORM 10-QSB

       X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                           EXCHANGE ACT OF 1934

           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE
                                        ACT

               For the quarterly period end September 30, 1995


                       CITIZENS BANCSHARES CORPORATION
                     (Name of small business issuer in it charter)


                                    Georgia
           (State or other jurisdiction ofincorporation or organization)


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

         State the number of shares outstanding if each of the issuer's classes of common equity as of the latest practicable date:
         1,329,684 shares of Common Stock, $1.00 par value, outstanding on November 1, 1995.

Part I. Financial Information:
                      Citizens Bancshares Corporation and Subsidiary
                             Consolidated Balance Sheets
                      September 30, 1995 and December 31, 1994
                (unaudited-amounts in thousands, except per share amounts)

                      ASSETS
                                                         1995         1994

     Cash and due from banks                      $     7,121       11,675
     Federal funds sold                                 8,700        4,400
     Investment securities:
       Held to maturity                                32,445       36,535
       Available for sale                               9,822        7,132
              Total investments                        42,267       43,667

     Loans, net of unearned income                     70,174       69,261
        Less allowance for possible loan losses         1,483        1,047
              Loans, net                               68,691       68,214

     Premises and equipment, net                        2,409        2,425
     Real estate acquired through foreclosure             198          823
     Other assets                                       1,890        2,002

               Total assets                       $   131,276      133,206


          LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
       Deposits:
          Noninterest-bearing                     $    42,414       39,268
          Interest-bearing                             77,199       82,877
                   Total deposits                     119,613      122,145

       Treasury, tax and loan account                     272          425
       Long-term debt and obligations under capital     1,001        1,293
       Other liabilities                                1,235        1,057
                   Total liabilities                  122,121      124,920

     Shareholders' equity:
       Common stock-$1 par value.  Authorized
         5,000,000 shares; issued and outstanding
        1,329,684 shares                                1,330        1,330
     Additional Paid-In Capital                         1,470        1,470
     Unrealized gain(loss) - securities                    62          (77)
     Retained earnings                                  6,293        5,563
               Total shareholders' equity               9,155        8,286

               Total liabilities and sharehol     $   131,276      133,206

See accompanying notes to consolidated financial statements.


                      Citizens Bancshares Corporation and Subsidiary
                           Consolidated Statements of Earnings
               (unaudited-amounts in thousands, except per share amounts)
                                   Three  Months               Nine  Months
                                 Ended September 30,      Ended September  30,
                                   1995         1994        1995       1994

     INTEREST INCOME:
       Loans, including fees   $  1,597        1,265       4,763      3,604
       Investment securities
             Taxable                697          630       2,061      1,979
             Tax-exempt              25           56          90        175
       Federal funds sold            92          115         367        189
          Total interest income   2,411        2,066       7,281      5,947

     INTEREST EXPENSE:
       Deposit                        712          593       2,170      1,671
  Treasury tax, and loan account        3           14          13         16
  Long-term debt and obligations
   under capital                       18           25          64         71
       Total interest expense         733          632       2,247      1,758

       Net interest income          1,678        1,434       5,034      4,189

 Provision for possible loan losses   125          181         375        554
  Net interest income after provision
  for possible loan losses          1,553        1,253       4,659      3,635

     NONINTEREST INCOME:
 Service charges on deposit accounts  988        1,015       2,819      3,094
       Gain on sale of real estate      -            -        -           127
 Other operating income                48          127         210        323
     Total noninterest income       1,036        1,142       3,029      3,544

     NONINTEREST EXPENSE:
  Salaries and employee benefits    1,226        1,166       3,602      3,370
    Net occupancy and equipment       412          498       1,230      1,354
    Other operating expenses          595          738       1,998      2,028
              Total other expense   2,233        2,402       6,830      6,752

      Earnings before income taxes    356           (7)        858        427

         Income tax expense           52           (5)        128         82

       Net earnings              $   304           (2)        730        345


  Net earnings per common share  $   0.23        (0.00)       0.55       0.26

  Average outstanding shares        1,330        1,330       1,330      1,330

See accompaning notes to consolidated financial statement.



                            Citizens Bancshares Corporation and Subsidiary
                                   Consolidated Statements of Cash Flows
                         Nine months ended September 30, 1995 and 1994
                      (unaudited-amounts in thousands, except per share amounts)

                                                            1995        1994
     Cash flows from operating activities:


  Net earnings                                         $       730         345
        Adjustments to reconcile net earnings(loss)
          to net cash provided by operating activities:
            Provision for possible loan losses                 375         554
            Depreciation and amortization                      415         341
            Amortization and (accretion), net                  (83)        (50)
            Amortization of deferred loan fees                 (73)        (39)
            Loss(Gain) on sale of real estate                    2        (127)
            Decrease(increase) in other assets                  75        (936)
            Increase in accrued expenses and other liabi       178         459

           Net cash provided by operating activities         1,619         547

     Cash flows from investing activities:
        Proceeds from maturities of investment securities   46,912      24,991
        Proceeds from maturities of investment securities   16,549       3,000
        Purchases of investment securities held to matur   (42,750)    (20,382)
        Purchases of investment securities available for   (19,017)       (500)
        Net  increase in loans                                (797)     (8,363)
        Purchases of premises and equipment                  (400)       (942)
        Proceeds from sale of real acquired
        through foreclosure                                   607         913

          Net cash provided (used) in investing activities  1,104      (1,283)

     Cash flows from financing activities:
        Net increase in demand deposits and savings accoun  8,788       6,384
        Net (decrease) increase in time deposits          (11,320)      6,154
        Principal payment on long-term debt and
          obligations under capital lease                   (292)       (273)
        Net (decrease) increase in treasury,
        tax and loan account                                (153)      1,294
        Proceeds from long-term debt                          -          900

    Net cash (used) provided by  financing activities     (2,977)     14,459
    Net (decrease)increase in cash and cash equivalents     (254)     13,723

   Cash and cash equivalents at beginning of period       16,075      13,421

   Cash and cash equivalents at end of period             15,821      27,144

   Supplemental disclosures of cash paid during the period for:
        Interest                                     $     2,154       1,424

        Income taxes                                 $       159         141

     Supplemental disclosures of noncash transactions:
      Real estate acquired through foreclosure       $        18         449

See accompanying notes to consolidated financial statements.


            CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
           Notes to the Consolidated Financial Statements
                     September 30, 1995 and 1994
                             (unaudited)

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

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary ( the "Company" ) as of September 30, 1995 and for the nine months ended September 30,1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the nine month period have been included. All adjustments are of a normal recurring nature.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Trust Bank ( the "Bank" ). The Bank has a wholly owned subsidiary, Atlanta Mortgage Brokerage and Servicing Co., whose accounts are also included. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   ACCOUNTING AND REGULATORY MATTERS

The Financial Accounting Standards Board(FASB) has issued SFAS No. 114,
" Accounting by Creditors for Impairment of a Loan" which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows, market price of the loan, or value of the underlying collateral. Discounted cash flows are required to be computed at the loan s original effective interest rate. SFAS No. 114 is required for fiscal years beginning after December 15, 1994.

The FASB also has issued SFAS No. 118,   Accounting by Creditors for
Impairment of a Loan-Income Recognition and Disclosures, that amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by not requiring additional disclosures about how a creditor recognizes interest income on impaired loans. SFAS No. 118 is to be implemented concurrently with SFAS No. 114.

On January 1, 1995, the provisions of SFAS No. 114 and 118 were adopted. Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation with SFAS No. 114 is based on discounted cash flows using the loans initial effective interest rate or the fair value of the underlying collateral for certain collateralized dependent loans. Prior to 1995, the allowance for loan losses was based upon non-discounted cash flows or the fair value of the collateral dependent loans. The adoption of SFAS No. 114 and 118 required no increase in the total allowance for loan losses and had no impact on net income in 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.

A loan is considered impaired when the ultimate collectibility of the impaired loan s principal is in doubt, wholly or partially, and all cash receipts are applied to principal. When this doubt exists, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance is reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been forgone. Future cash receipts are recorded as recoveries of amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,113,000( of which $1,321,000 were
on a nonaccrual basis).   The related allowance for loan losses is  $317,000.
For the nine months ended September 30, 1995, the Company recognized
$60,000 in interest income on those impaired loans on an accrual basis income recognition method.


                   CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                        Selected Statistical Information


NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure and repossessed assets. Nonperforming loans consist of loans which are past due with respect to principal or interest more than 90 days or have been placed on nonaccrual status and restructured loans. The Company had no restructured loans as of September 30, 1995.

Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or they become contractually in default for 90 days or more as to either interest or principal unless the loan is well secured and in process of collection.
When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans unless management feels the accrued interest is recoverable through the liquidation of the collateral.

With the exception of the loans included within nonperforming assets in the table below, management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which(1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results,liquidity, or capital resources, or (2) represent any information on material credits which management is aware that causes management to have serious doubts as to the abilities of such borrower to comply with the loan repayment terms.

Nonperforming loans increased $43,000 to $1,321,000 at September 30, 1995, from $1,278,000 at December 31, 1994. Real estate acquired through foreclosure decreased $625,000 or 76% from $823,000 at December 31, 1994 to $198,000 at September 30, 1995. Nonperforming assets represented 2.16% of loans, net of unearned income and real estate acquired through foreclosure at September 30, 1995 as compared to 3.00% at December 31, 1994.


           CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                  Selected Statistical Information

The decrease in nonperforming assets relative to loans, net of unearned income and real estate acquired through foreclosure, reflects management s continuous effort to reduce nonperforming assets.  The table below presents a summary the Company s nonperforming assets at September 30, 1995 and December 31,1994.
                                                  1995                1994
                                              (Amounts in thousands, except
                                               financial ratios)
Nonperforming assets:
   Nonperforming loans:
        Nonaccrual loans                $       1,321                   1,278
        Past-due loans                             -                       -
                 Nonperforming loans            1,321                   1,278

   Real estate acquired through foreclosure       198                     823
      Total nonperforming assets        $       1,519                   2,101


Ratios:
   Nonperforming loans to loans, net of
       unearned income                          1.88 %                1.85

   Nonperforming assets to loans(net of unearned
      income) and real estate acquired through
      foreclosure                               2.16 %                3.00 %

   Nonperforming assets to total assets         1.16 %                1.58

  Allowance for possible loan losses to
      nonperforming loans                     112.26 %               81.93

   Allowance for possible loan losses
      to nonperforming assets                  97.93 %               49.83

Interest income on nonaccrual loans which would have been reported for the
nine months ended September 30, 1995 totaled $94,000.   The Company did
not record  interest income on these loans  for the nine month ended
September 30, 1995.

                 CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                         Selected Statistical Information
ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table summarizes  loans as of   September 30, 1995 and December
31, 1994 and average loans during the year, changes in the allowance for possible loans losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charge to operating expense.
                                                         1995          1994


Loans, net of unearned income                   $        70,175        69,261

Average loans, net of unearned income and the
    allowance for possible loan losses          $        68,443        57,324

Allowance for possible loans losses at the
    beginning of year                           $         1,047           942

Loans charged off:
    Commercial, financial, and agricultural                 127           385
    Real estate- mortgage                                    87           316
    Installment loans to individuals                         70           500
        Total loans charged off                             285         1,201

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural                 103           254
    Real estate- mortgage                                   157            86
    Installment loans to individuals                         85           231
        Total loans recovered                               345           571

        Net loans charged off (recoveries)                  (61)          630

Additions to allowance for possible loan losses
     charged to operating expense                           375           735

Allowance for possible loan losses at period end  $       1,483         1,047

Ratio of net loans charged off (recoveries) to average
loans, net of unearned income and the allowance for
possible loan losses                                      -.09 %         1.10

Allowance for possible loan losses to loans, net of
   unearned income                                        2.11 %         1.51


Credit reviews of the loan portfolio designed to identify potential charges to the allowance for possible loan losses, as well as to determine the adequacy of the allowance for possible loans losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties and are reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for possible loan losses is adequate at September 30, 1995.

A substantial portion of the Company s loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company s loan portfolio is suspectible to changes in the market conditions in the metropolitan Atlanta area.


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

The following discussion is of the Company's financial condition as of September 30, 1995 and the changes in financial condition and results of operations for the nine month periods ended September 30, 1995 and 1994.


 RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid over interest-bearing liabilities.
Net interest income for the third quarter 1995 increased $244,000 or 17% for the three month period and increased $845,000 or 20% for the nine month period ended September 30, 1995, over the three and nine month periods of 1994. The combination of higher levels of market interest rates and a $2 million increase in the excess of average earning assets over average interest-bearing liabilities increased the Company's net interest margin to 5.54% compared to 5.07% in 1994.

Provision for possible loan losses:
The provision for possible loan losses is a charge to earnings that management considers necessary to maintain an adequate allowance for possible loan losses. The provision for loan losses decreased $179,000 in 1995 as compared to the provision in 1994. Higher levels of recoveries from loans previously charged off as compared to prior years contributed to the decrease in the provision for possible loan losses. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. As of September 30, 1995, the allowance for possible loan losses was approximately 2.11% of loans, net of unearned income which is comparable to prior year. Management feels that this level of allowance is adequate.

Noninterest income:
Noninterest income decreased approximately $106,000 or 9% for the three month period ended September 30, 1995 and $515,000 or 15% for the nine month period as compared to the same periods in 1994. The decrease in noninterest income is due to a decline in service charges on deposits of 275,000 or 9% and to a decline in other operating income of $113,000 or 35%. In 1994, the Company recognized a gain on sale of other real estate owned property of $127,000. Total proceeds from the sale were $913,000 with a book value of $786,000. Management continues to explore ways to maximize noninterest income through competitive product pricing and business development.

Noninterest expense:
Noninterest expense increased approximately $169,000 or 7% during the three month period and $78,000 or 1% during the nine month period ended September 30, 1995, as compared to an increase of $76,000 or 3.3% and a decrease of $73,000 or 1.1% during the same periods of 1994. The increase is attributable to salaries and employee benefits of $232,000. The increase in salaries and employee benefit costs is due to normal salary adjustments coupled with
high turnover costs.   A decrease in occupancy expense of $124,000 year to
date minimized the overall increase in noninterest expense. The decrease in noninterest expense in 1994 from 1993 was due to a reduction in other operating expenses, namely, professional services and operating losses.

Net earnings:
The Company had net earnings of approximately $730,000 or $0.55 per share during the nine months ended 1995 as compared to $345,000 or $0.26 per share in 1994. The $385,000 or 112% increase in net earnings as compared to 1994 reflects improved net interest income of $845,000 which offsets the decrease in noninterest income and the increase noninterest expense.


LIQUIDITY


Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At September 30,1995, approximately 21.4% of the investment portfolio matures within the next year and approximately 78.6% after one year but before five years. In addition, federal funds sold averaged approximately $8.4 million during the nine month period ended September 30, 1995. The Company is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.


CAPITAL RESOURCES


The Company has maintained an adequate level of primary capital as measured by its shareholders' equity and the allowance for possible loan losses to adjusted total assets of approximately 8.51% at September 30, 1995 and 7.66% at December 31, 1994.

The Board of Directors of the Bank entered into a Board Resolution
(the "Resolution") dated March 15, 1995 with the Georgia Department of
Banking and Finance and the Federal Reserve Bank of Atlanta
("Regulatory Authorities") to take certain corrective actions, which if not taken could result in further regulatory sanctions. The Board Resolution replaces the Memorandum of Understanding under which the Bank previously operated. The Resolution includes provisions on asset quality, capital adequacy and management succession; requires the Bank to improve its information system controls; specifies that the Bank shall maintain at least a 7.53% primary capital to adjusted total assets ratio during the term of the Agreement; and limits the payment of dividends without the prior written consent of the Regulatory Authorities. The Bank is in compliance with the Resolution at September 30, 1995.


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




                          CITIZENS BANCSHARES CORPORATION



Date: November  8, 1995
                            By:  /s/ William L. Gibbs
                      William L. Gibbs
                  President and Chief Executive Officer

Date: November  8, 1995
               By:      /s/ Ann I. Scott
                                       Ann I. Scott
                Senior Vice President and Controller