Form 10KSB
period 1995-12-31
CITIZENS BANCSHARES CORP /GA/
filed 1996-04-01
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         Commission File No:0-14535
           December 31, 1995

                         Citizens Bancshares Corporation
             (Name  of small  business issuer  in its  charter)

              Georgia                                    58-1631302
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)



       175 John Wesley Dobbs Avenue., N.E., Atlanta, Georgia       30303
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:(404) 659-5959 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                         Common  Stock, $1.00 par value
                                 (Title of class)

               Check whether the  issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file  such reports), and (2) has  been
          subject to such filing requirements for  the past 90 days.  Yes X   _
          No_.

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._X

               State issuer's  revenues for  its most  recent fiscal  year:
          $13,943,686

               State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $2,978,294 as of March 1, 1996. Because there is no established public trading market for the registrant's Common Stock, the aggregate market value of the voting stock held by nonaffiliates of the registrant is based upon the most recent trades of the voting stock of which the registrant is aware.

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,329,684 shares of Common Stock, $1.00 par value, outstanding on March 1, 1996.

               Transitional Small Business Issurer Format:  Yes      No  X
               Documents incorporated by reference:  None
               Exhibit  Index on page 46.


                                   PART I


          ITEM 1.   BUSINESS

          General

               Citizens Bancshares Corporation (the "Company") was organized as a business corporation under the laws of Georgia in 1972 and is registered under the Federal Bank Holding Company Act of 1956. The Company's principal asset is its wholly-owned subsidiary, Citizens Trust Bank (the "Bank"), which was organized as a banking corporation under the laws of Georgia in 1921 and is a member of the Federal Reserve System.

               All of the business of the Company is conducted by the Bank. The Bank operates a full service banking business in areas of metropolitan Atlanta, Georgia, providing customary banking services such as consumer and commercial checking accounts, negotiable order of withdrawal (NOW) accounts, savings accounts, various types of time deposits, safe deposit facilities and money transfers, and financing commercial and consumer transactions, makes secured and unsecured loans and provides other financial services. The Bank conducts limited trust activities, which primarily include serving as trustee for bond issues for three colleges and for local governments.

               The City of Atlanta is located in a Metropolitan Statistical Area which encompasses 18 counties with an area of 5,147 square miles and a population of 2,853,511. The central eight metro Atlanta counties(Clayton, Cobb, DeKalb, Douglas, Fulton, Gwinnett, Henry and Rockdale), as defined by the Atlanta Regional Commission, had a combined population as of April 1, 1990 of 2,146,000. The Company's and the Bank's primary market within the Atlanta SMA is Fulton and DeKalb Counties which had a combined population as  of  April  1, 1990 of  1,020,597.  As  of
          April, 1993, the Atlanta MSA ranked nationally ninth in population, first in number of residential units authorized, eight in retail sales, and tenth in net effective buying income. Average income per household in 1993 was $47,557.

               Deposits. The Bank offers a full range of depository accounts which include: interest checking accounts for non-profit and individual customers; noninterest-bearing checking accounts for commercial and individual customers; money market accounts which pay variable interest rates; statement savings accounts; individual retirement accounts; and fixed-rate, fixed-term time deposits. At December 31, 1995, noninterest bearing accounts represented approximately 34.1% of the Bank's total deposits.

               Loans. The Bank lending activities include real estate, consumer, and commercial loans to individuals, firms, and corporations on a secured and unsecured basis. The real estate portfolio includes traditional first mortgage loans to individuals on single-family homes, loans secured by farmland and construction loans. Its consumer loan portfolio includes installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. The Bank's commercial lending is directed principally toward businesses located within its trade area with a demand for funds that falls within the Bank's legal lending. At December 31, 1995, commercial, financial and agricultural loans and consumer loans represented approximately 15.6% and 11%, respectively, of the Bank's total loan portfolio, and real estate mortgage and construction loans represented approximately 73.4% of the Bank's total loan portfolio.

               Credit decisions are based upon determination of the borrower s ability and willingness to repay the loans, which in turn are impacted by such factors as an individual borrower's income, employment stability, previous credit history and collateral for the loan. For commercial customers, credit decisions are based upon the borrower s cash flow, sales trend, inventory levels and relevant economic conditions. Risks associated with loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

               Minority Control. A majority of the outstanding shares of the Company's common stock is held by minority individuals. The Company thus views itself as having a social obligation to help members of the minority community. Accordingly, a significant portion of the Bank's customers are from the minority community.

               Liquidity Management. At December 31, 1995, the Bank's ratio of loans to deposits was 60.2%. This ratio is lower than the comparable ratios for other banks of similar size in the metropolitan Atlanta area. Liquidity needs are met primarily through the sale of federal funds and the maturing of loans and short term securities. Maturities in the Bank's loan portfolio are monitored monthly to avoid matching short-term deposits with long-term loans. Other assets and liabilities are also carefully controlled in an effort to balance liquidity, asset quality and income.

               Correspondent Banks. At December 31, 1995, the Bank had correspondent relationships with six commercial banks in Georgia and two commercial banks in other states. Bank South, National Association in Atlanta, Georgia is the Bank's principal correspondent bank. The Bank's correspondent banks provide certain services for the Bank such as processing checks and other items, buying federal funds, handling money transfers and exchanges, providing safekeeping of securities or other valuable items, and furnishing limited management information and advice. As compensation for these services, the Bank maintains certain balances with its correspondents in noninterest-bearing accounts.


          Employees

               On December 31, 1995, the Company and the Bank had full time equivalent employees of 143. See Note 9, Employee Benefits, of the Notes to Consolidated Financial Statements . Neither the Company nor the Bank is a party to any collective bargaining agreement and the Company believes that its employee relations are satisfactory.

          Monetary Policies

               The results of operations of the Bank, and therefore of the Company, are affected by monetary policies of regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the "Board of Governors"). The instruments of monetary policy employed by the Board of Governors include open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets and the unknown effect of action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Company and the Bank.

          Competition

               The  banking business  is  highly  competitive.    The  Bank
          competes with other financial service organizations, including other banks, savings and loan associations, finance companies, insurance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, deregulation of banks, savings and loan associations and other financial institutions and the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates.

          Supervision and Regulation

               Bank Holding Company Regulation. The Company is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), and the Georgia Bank Holding Company Act (the "Georgia Bank Holding Company Act") and is regulated under such acts by the Board of Governors of the Federal Reserve System (the "Board of Governors") and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively.


               As a bank holding company, the Company is required to file an annual report with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company with the Federal Reserve and the Georgia Department to determine whether the institution is in compliance with both Bank Holding Company Acts and the regulations promulgated thereunder.

               The Federal  Bank Holding  Company Act  also requires  every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. The Federal Reserve is prohibited, however, from approving the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located. Acquisition of any additional banks would require prior approval from both the Federal Reserve and the Georgia Department. On March 16, 1994, the Georgia legislature adopted the Georgia Interstate Banking Act which was subsequently signed into law by the Governor of the State of Georgia, effective July 1, 1995. As of such date, interstate acquisitions by institutions located in Georgia are permitted in states which also allow national interstate acquisitions, and interstate acquisitions of institutions located in Georgia are permitted by institutions located in states which also allow national interstate acquisitions, provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such Georgia bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

               The Federal and Georgia Bank Holding Company Acts further provide that the Federal Reserve and the Georgia Department will not approve any acquisition, merger or consolidation (a) which would result in a monopoly, (b) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (c) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country or (d) which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

               In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of non-banking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

               Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank's depositors and perhaps to its other creditors.

               Bank Regulation. The Bank operates as a bank organized under the laws of the State of Georgia subject to examination by the Georgia Department. The Georgia Department regulates all areas of the Bank's commercial banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.

               The Bank is also insured by the Federal Deposit Insurance Corporation (the "FDIC") and regulated by the Federal Reserve. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. The Federal Reserve also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and non-insured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued, or assumed bank is an insured member state bank.

               Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

               Under Georgia law, a bank must obtain the approval of the Georgia Department before cash dividends may be paid if (1) the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, (2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or (3) the ratio of equity capital to adjusted assets is less than 6%.

               The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the Bank's record in meeting the credit needs of the communities served by the Bank, including low- and moderate-income neighborhoods. The Bank received an "outstanding" rating on its most recent Federal Reserve Bank
           CRA  examination.


               Supervisory Agreement. The Board of Directors of the Bank entered into a Board Resolution (the Agreement ) dated March 15, 1995, with the Georgia Department and the Federal Reserve Bank of Atlanta (collectively, the "Regulatory Authorities") to take certain corrective actions, which if not taken could result in further regulatory action. The Agreement replaces the Memorandum of Understanding under which the Bank had been operating since February 27, 1990. The Agreement, among other things, (1) requires written approval from Regulatory Authorities to declare or pay dividends, (2) directs the Bank to continue to reduce asset classifications and improve asset quality with quarterly reporting, (3) requires maintenance of adeqate capital levels, with the primary capital ratio to be no less than 7.53 percent,
          (4) requires submission of an annual budget, (5) requires implementation of management review and succession, and (6) requires quarterly compliance reporting to the Regulatory Authorities. The Bank believes it is currently in compliance with the Agreement. See also the Capital Resources section of "Management's Discussion and Analysis or Plan of Operation" and Notes 7 and 15 of "Notes to Consolidated Financial Statements."

               Capital Requirements. Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 or Core capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

               The Bank s Tier 1 leverage ratio is 13.61%, and Tier 2 ratio
          is  14.86%.   See  Note  15,  Regulatory  Matters   of "Notes  to
          Consolidated Financial Statements."

               Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition.

               The Federal Reserve, the FDIC, the OCC, and the Office of Thrift Supervision (the "OTS") issued final prompt corrective action regulations on December 19, 1992. The corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:


                                         Total         Tier 1
            Capital      Tier 1      Risk-Based        Risk-        Other
           Category      Capital     Capital           Based
                                                      Capital

       Well              5% or more     10% or more     6% or more    Not
       Capitalized                                                   subject
                                                                     to a
                                                                     capital
                                                                    directive
       Adequately         4% or more      8% or more     4% or more      --
       Capitalized

       Undercapitalized    less than 4%   less than 8%   less than 4%    --

       Significantly       less than 3%   less than 6%   less than 3%     --
       Undercapitalized

        Critically         2% or less        --            --             --
        Undercapitalized   tangible
                            equity

               As discussed at Item 6 - Management s Discussion and Analysis Capital Resources, the Bank qualifies as well-capitalized institution within the framework established by the FDIC Act.

               Brokered Deposits and Interest Rate Limitations on Deposits.

          The FDIC regulations allow well-capitalized institutions to continue to accept brokered deposits without regulatory approval but require adequately capitalized institutions to seek FDIC approval prior to acceptance of brokered deposits. Those institutions granted approval may not pay interest on their brokered deposits at a rate that is more than 75 basis points above (1) the going rate for deposits of comparable size and maturity in their local markets, or (2) for brokered deposits originating outside their market areas, a national rate which is tied to the yield on U.S. Treasury obligations with a similar maturity. Institutions with lower capital ratings are strictly prohibited from taking brokered deposits.

               Deposit Insurance Premiums. On November 2, 1992, the FDIC adopted a new system of risk-based insurance assessment that went into effect in January 1993, and on June 25, 1993, the FDIC made this system permanent effective January 1, 1994. Under the FDIC's new rule, each depository institution will be assigned to category based on an evaluation of the risk posed by the institution to its insurance fund. The capital standard being used to set insurance premium rates are the same as those adopted by the agencies with the prompt corrective action framework. The rule provides that well-capitalized institutions will pay assessment rates ranging from 0 to 27 basis points, depending upon the subgroup to which they are assigned. Adequately capitalized institutions will pay from 0 to 17 basis points, and undercapitalized institutions will pay from 10 to 27 basis points.

               Audit  and  Reporting  Requirements.     For  fiscal   years
          beginning after December 31, 1992, all insured depository institutions having total assets of $150 million or greater must be audited annually by independent public accountants. In addition to certifying financial statements, the auditor must "attest to" a report prepared by the institution's management on matters including internal control structures and compliance with safety and soundness requirements. The auditor must also report separately on these matters. If an auditor subsequently ceases to be the depository institution's accountant, both the auditor and the institution must notify the FDIC. Insured depository institutions also must establish audit committees composed entirely of outside directors independent of the institution's management.

               In the case of a depository institution that is a subsidiary of a holding company, most of these FDIC requirements may be satisfied if services and functions comparable to those required under the FDIC Act are provided at the holding company level and the depository institution meets certain other qualifications, including having a rating from its primary regulator of "1" or "2" on its most recent examination.

               In addition, management is required to make annual reports on its responsibility for preparing financial statements and establishing and maintaining an internal control structure for financial reporting and compliance. The Bank's financial statements are audited by independent public accountants.

               Insider Loans. FDIC regulations which became effective May 18, 1992, place limitations on mortgage and educational loans made to executive officers, directors and principal shareholders of bank holding companies, national banks, and state non-member banks under the Federal Reserve's Regulation O ("Regulation O"), and authorize such banks to make limited "other purpose" loans to executive officers. Similarly, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 provides that these restriction on extensions of credit to executive officers, directors and principal shareholders apply to savings associations in the same manner and to the same extent as if the savings association were a bank.

               The Federal Reserve has amended Regulation O to place ceiling restrictions on the amount and terms of the loans from a bank to its executive officers, directors and principal shareholders, and to any company controlled by a bank's insiders, at 100% of capital and unimpaired surplus, with an exception in the case of banks and thrifts with less than $100 million in assets, which until February 18, 1994, may lend up to 200% of capital and unimpaired surplus. See Note 4 of the "Notes to the Consolidated Financial Statements" for discussion on loans outstanding to executive officers, directors and principal shareholders.

               Future Legislation. Bills are regularly introduced in the United States Congress which contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of the Company may be affected by such legislation.

                       Selected Statistical Information

          The following tables set forth certain selected statistical information and should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis or Plan of Operation" appearing in other sections of this Annual Report. Averages referred to in the following statistical information are generally average daily balances.

          AVERAGE BALANCE SHEETS, INTEREST
          RATES, AND INTEREST DIFFERENTIAL

          Condensed consolidated average balance sheets for the years indicated are presented below.
                                                   Years ended December 31,
                                                          1995      1994
                                                     (amounts in thousands)
          ASSETS:
          Cash and due from banks                     $   9,273      10,614
          Interest-earning assets:
            Loans, net(a)                                68,325      57,324
            Taxable investment securities                42,661      44,918
            Tax-exempt investment securities              1,348       2,818
            Federal funds sold                            9,086       7,015
               Total interest-earning assets            121,420     112,075

            Premises and equipment, net                   2,326       1,934
            Other assets                                  2,484       3,507

          TOTAL ASSETS                                 $135,503     128,130

          LIABILITIES AND SHAREHOLDERS' EQUITY:
          Noninterest-bearing deposits                  $40,226      41,094
          Interest-bearing liabilities:
            Savings and interest-bearing demand deposits 49,934      41,783
            Time deposits                                33,789      34,061
            Other borrowed funds                          1,448       2,002
               Total interest-bearing liabilities        85,171      77,846


          Accrued expenses and other liabilities          1,252        1,317
                 Total liabilities                      126,649      120,257
          Shareholders' equity:
            Common stock                                  1,330        1,304
            Additional paid-in capital                    1,470        1,366
            Retained earnings                             6,054        5,203
                Total shareholders' equity                8,854        7,873
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $135,503      128,130

   (a)Average loans are  shown net of unearned income and the allowance for
   possible loan losses.   Nonperforming loans are included.


                                                    Years ended December 31,
                                                         1995      1994
                                       (amounts in thousands, except ratios)

          Total interest-earning assets               $ 121,420   112,075
          Total interest-bearing liabilities             85,171    77,846

          Excess of interest-earning assets over
            interest-bearing liabilities              $  36,249    34,229

          INTEREST EARNED ON:
          Loans, net(b)                                $  6,416     5,232
          Taxable investment securities                   2,752     2,617
          Tax-exempt investment securities(a)               162       329
          Federal funds sold                                528       323
                Total interest income                     9,858     8,501

          INTEREST PAID ON:
          Savings and interest-bearing demand deposits    1,207       978
          Time deposits                                   1,682     1,365
          Other borrowed funds                               93       122
                Total interest expense                    2,982     2,465

          NET INTEREST EARNED                          $  6,876     6,036

          AVERAGE YIELD EARNED ON:
          Loans, net                                        9.39%     9.13
          Taxable investment securities                     6.45      5.83
          Tax-exempt investment securities(a)              12.02     11.67
          Federal funds sold                                5.82      4.60
          TOTAL INTEREST-EARNING ASSETS                     8.12      7.59

          AVERAGE RATE PAID ON:
          Savings and interest-bearing demand deposits      2.42      2.34
          Time deposits                                     4.98      4.01
          Other borrowed funds                              6.42      6.09

          TOTAL INTEREST-BEARING LIABILITIES                3.50      3.17
          INTEREST RATE DIFFERENTIAL                        4.62      4.42

          NET INTEREST MARGIN                               5.66      5.39

<F1>
           (a) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

<F2>
           (b)    Included  in  interest  earned  on  loans  are   fees  of
           approximately $224,000 in 1995 and $176,000 in 1994.


           The following table sets forth, for the year ended December 31, 1995, a summary ofthe changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                     Increase    Due to changes in(a)
                                         1995  1994  (decrease)  Volume Rate
                                              (amounts in thousands)

  INTEREST EARNED ON:
   Loans, net                      $     6,416   5,232   1,184  1,019    165
   Taxable investment securities         2,752   2,617     135  (139)    274
   Tax-exempt investment securities(b)     162     329   (167)  (174)      7
   Federal funds sold                      528     323     205    108     97
    TOTAL INTEREST INCOME                9,858   8,501   1,357    734    623

  INTEREST PAID ON:
   Savings and interest-bearing deposits 1,207     978     229    194      5
   Certificates of deposit               1,682   1,365     317    (12)   329
   Other borrowed funds                     93     122     (29)   (35)     6
    TOTAL INTEREST EXPENSE               2,982   2,465     517    244    273

      NET INTEREST EARNED          $     6,876   6,036     840    516    324

<F1>
           (a)   The change  in interest due  to both rate and  volume has
          been   allocated  proportionately   to  the   volume  and   rate
          components.

<F2>
           (b) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

          The following table sets forth, for the year ended December 31, 1994, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                                    Increase    Due to changes in(a)
                                       1994   1993  (decrease)   Volume  Rate
                                          (amounts in thousands)

  INTEREST EARNED ON:
    Loans, net                      $    5,232   4,382    850    613   237
    Taxable investment securities        2,617   2,855   (238)  (143)  (95)
    Tax-exempt investment securities(b)    329     400    (71)  (197)   126
    Federal funds sold                     323     181     142    30    112
    TOTAL INTEREST INCOME                8,501   7,818     683   245    438

   INTEREST PAID ON:
    Savings and interest-bearing deposits  978  1,070    (92)   (42)   (50)
    Certificates of deposit              1,365  1,190    175     87     88
    Other borrowed funds                   122    148    (26)   (46)    20
    TOTAL INTEREST EXPENSE               2,465  2,408     57     (9)    66

      NET INTEREST EARNED           $    6,036  5,410    626    172    454

<F1>
            (a) The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.


<F2>
            (b) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

          INVESTMENT SECURITIES

          The carrying values of investment securities - held to maturity at the indicated dates are presented below:

                                                          December 31,
                                                           1995    1994
                                                    (amounts in thousands)

       U.S. Treasury and U.S. Government agencies    $   19,188  20,728
       Mortgage-backed securities                        11,795  13,429
       State, county, and municipal securities            1,125   2,378

                     Totals                          $   32,108  36,535

          The carrying value of investment securities - available for sale at the indicated dates are presented below:

                                                             December 31,
                                                             1995    1994
                                                    (amounts in thousands)

          U.S. Treasury and U.S. Government agencies    $ 8,819    6,913
          Other equity securities                           245      219
                                                        $ 9,064    7,132



          The following table shows the contractual maturities of all investment securities at December 31, 1995 and the average yields (on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Maturing
                                                  After 1 but       After 5 but
                                Within 1 year     within 5 years    within 10 years  After 10 years
                                 Amount  Yield    Amount  Yield     Amount  Yield   Amount  Yield
                                                   (amounts in thousands)

 U.S. Treasury and U.S.
  Government  agencies             $ 5,517  5.59%  $ 18,274  6.29%  $ 4,216  6.41%  $  -  -%    %

Mortgage-backed securities(a)        1,054  7.42      4,167  7.04     5,430  7.29     1,144  6.24

State, county, and  municipal          100  6.90        855  7.76       170  7.30   -     -

Other equity securities(b)              -     -          -     -         -     -        245


                           Totals  $ 6,671  5.90%  $ 23,296  6.48%  $ 9,816  6.92%  $ 1,389 6.24%

<F1>
          (a) Mortgage-backed securities have been categorized according to the maturity dates of the underlying loans. Principal repayments will occur at varying dates throughout the terms of the mortgages.

<F2>
          (b)  Other equity  securities are primarily comprised  of an
               investment in stock of the Federal Reserve Bank.   This
               investment has  no specific maturity date or yield.

          The Company did not have any investments with a single issuer which exceeded 10% of the Company's shareholders' equity at December 31, 1995, except for U.S. Treasury and U.S. Government agencies as shown in the table above.



          LOANS
          The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

                                                            December 31,
                                                           1995     1994
                                                       (amounts in thousands)

              Commercial, financial, and agricultural    $ 11,003  11,400
              Installment and single payment individual     7,783   8,368
              Real estate - commercial                     29,772  25,864
              Real estate - residential                    19,209  20,887
              Real estate - construction                    2,543   3,057
                                                           70,310  69,576
              Less:
                Unearned income                               226     315
                Allowance for possible loan losses          1,566   1,047
                     Loans, net                          $ 68,518  68,214

          The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-KSB. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta.

          The  following table sets  forth certain  information at December
          31, 1995 regarding  the contractual maturities and  interest rate sensitivity of certain categories of the Company's loans.
                                                          Over one    Over
                                              One year   year through  five
                                               or less    five years   years   Total
                                                (amounts in thousands)

 Commercial, financial, and agricultural      $   7,885    2,908      210    11,003
 Installment and single payment individual        2,351    5,148      284     7,783
 Real estate - commercial                         3,189   13,288   13,295    29,772
 Real estate - residential                        1,141    1,227   16,841    19,209
 Real estate - construction                         695    1,303      545     2,543

                                               $ 15,261   23,874   31,175   70,310

             Loans due after one year:
                Having predetermined interest rates                    $    31,227
                Having floating interest rates                              23,822
                    Total                                              $    55,049


          Actual repayments of loans may differ from the contractual maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayments of such loans.

          NONPERFORMING ASSETS

          Nonperforming assets include nonperforming loans and real estate acquired through foreclosure. Nonperforming loans consist of loans which are past due with respect to principal or interest more than 90 days ("past-due loans") or have been placed on nonaccrual of interest status ("nonaccrual loans"). Generally, past-due loans and nonaccrual loans which are delinquent more than 90 days will be charged off against the Company's allowance for possible loan losses unless management determines that the loan has sufficient collateral to allow for the recovery of unpaid principal and interest and reasonable prospects for the resumption of principal and interest payments.

          Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or when loans become contractually in default for 90 days or more as to either interest or principal unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans unless management feels that the accrued interest is recoverable through the liquidation of collateral.

          FASB has issued SFAS No. 114, " Accounting by Creditors for Impairment of a Loan" which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows, market price of the loan, or value of the underlying collateral. Discounted cash flows are required to be computed at the loan's original effective interest rate.

          FASB also has  issued SFAS No. 118, " Accounting  by Creditors for
          Impairment of a  Loan-Income Recognition  and Disclosures",   that
          amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by not requiring additional disclosures about how a creditor recognizes
          interest  income  on  impaired loans.    SFAS  No. 118  is  to be
          implemented concurrently with SFAS No. 114.

          On January 1, 1995, the Company adopted the provisions of SFAS No. 114 and 118. Under the provisions of SFAS No. 114 and 118, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair market value of the underlying collateral for certain collateralized dependent loans. Prior to 1995, the allowance for loan losses was based upon nondiscounted cash flows or the fair value of the collateral dependent loans. The adoption of SFAS No. 114 and 118 required no increase in the total allowance for loan losses and had no impact on net income in 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.

          At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,051,000 (of which $1,261,000 were on a nonaccrual basis). The related allowance for loan losses is $308,000. For the year ended December 31, 1995, the Company recognized $77,000 in interest income on those impaired loans on an accrual basis income recognition method.

          With the exception of the loans included within nonperforming assets in the table below, management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the abilities of such borrower to comply with the loan repayment terms.

          Nonperforming loans decreased to $1,261,000 at December 31, 1995, from $1,278,000 at December 31, 1994. Real estate acquired through foreclosure decreased $657,000 or 80% from $823,000 at December 31, 1994 to $166,000 at December 31, 1995.
          Nonperforming assets represented 2.03% of loans, net of unearned income and real estate acquired through foreclosure at December 31, 1995 as compared to 3.00% at December 31, 1994.

          The decrease in nonperforming assets relative to loans, net of unearned income and real estate acquired through foreclosure, reflects management's continuous effort to reduce nonperforming assets. The table below presents a summary of the Company's nonperforming assets at December 31, 1995 and 1994.

                                                          December 31,
                                                         1995      1994
                                                     (amounts in thousands,
                                                   except financial ratios)
   Nonperforming assets:
         Nonperforming loans:
                 Nonaccrual loans                     $      1,261  1,278
                 Past-due loans                               -     -
                   Nonperforming loans                       1,261  1,278

          Real estate acquired through foreclosure             166    823
                   Total nonperforming assets          $     1,427  2,101

     Ratios:
       Nonperforming loans to loans, net of unearned income 1.80% 1.85 Nonperforming assets to loans (net of unearned income)
           and real estate acquired through foreclosure        2.03%   3.00
       Nonperforming assets to total assets                    1.11%   1.58
       Allowance for possible loan losses
            to nonperforming loans                           124.19%  81.92
       Allowance for possible loan losses
           to nonperforming assets                           109.74%  49.83


          Interest income on nonaccrual loans which would have been reported for the years ended December 31, 1995, 1994, and 1993 is summarized as follows:

                                                     1995  1994  1993
                                                  (amounts in thousands)

               Interest at contracted rate           $ 91    182   240
               Interest recorded as income             -      16    -
                     Reduction of interest income    $ 91    166    240

          ALLOWANCE FOR POSSIBLE LOAN LOSSES

          The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:
                                                           December 31,
                                                          1995      1994
                                                    (amounts in thousands)

   Loans, net of unearned income at end of year          $  70,084  69,261


   Average loans, net of unearned income and the
       allowance for possible loan losses                $  68,325  57,324

    Allowance for possible loan losses at
        beginning of year                                $   1,047     942

     Loans charged off:
        Real estate loans                                      171     316
        Commercial, financial, and agricultural                 66     385
        Installment and single payment individual               99     500
           Total loans charged off                             336   1,201

     Recoveries of loans previously charged off:
        Real estate loans                                      266      86
        Commercial, financial, and agricultural                 52     254
        Installment and single payment individual              120     231
             Total loans recovered                             438     571

             Net loans (recovered) charged off                (102)    630

     Additions to allowance for possible loan
        losses charged to operating expense                    417     735

     Allowance for possible loan losses at end of year     $ 1,566   1,047

     Ratio of net loans (recovered) charged off
       to average loans, net of unearned income and
       the allowance for possible loan losses                 (.15)%  1.10

     Allowance for possible loan losses,
        net unearned income at end of year                    2.23 %  1.51


          Credit reviews of the loan portfolio designed to identify potential charges to the allowance for possible loan losses, as well as to determine the adequacy of the allowance for possible loan losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties and are reviewed with the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes that the allowance for possible loan losses is adequate at December 31, 1995.

          A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

          ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

          The Company has allocated the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation  is  based  on  management's  evaluation of  the  loan portfolio  under  current  economic conditions,  past  loan  loss experience, adequacy and nature of collateral, and such other factors which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses and the Company's valuation of real estate acquired through foreclosure. Such agencies may require the Company to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur. The amount of such components of the allowance for possible loan losses and the ratio of each loan category to total loans outstanding are presented below:

                                     Commercial,  Installment
                                      financial,  and single
                                           and     payment   Real
                                  agricultural   individual  estate   Total


             December 31, 1995:
              Allowance amount          $        266     313    987   1,566
              Percent of loans in each
                category to total loans         15.6%   11.1   73.3   100.0

             December 31, 1994:
              Allowance amount          $        511     117   419   1,047
              Percent of loans in each
              category to total loans           16.4%   12.0   71.6  100.0

          DEPOSITS

          The average amount of and average rate paid on deposits by category for the last two years are presented below:

                                               Years ended December 31,
                                                  1995           1994
                                              Amount  Rate   Amount  Rate
                                 (amounts in thousands, except percentages)

          Noninterest-bearing deposits         $  40,226   -  %  $  41,094   -   %
          Savings and interest-bearing deposits   49,934   2.42     41,783  2.34
          Time deposits                           33,789   4.98     34,061  4.01

                Total average deposits         $ 123,949   2.33% $ 116,938  2.00%

          The maturities  of time deposits  of $100,000 or more  as of
          December  31,   1995  are   presented   below  (amounts   in
          thousands):

                    3 months or less                     $  9,713
                    Over 3 months through 6 months          1,818
                    Over 6 months through 12 months         1,462
                    Over 12 months                            639

                        Total outstanding               $  13,632


          INTEREST RATE SENSITIVITY MANAGEMENT

          Interest rate sensitivity management involves managing the potential impact of interest rate movements on net interest income within acceptable levels of risk. The Company seeks to accomplish this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in equivalent amounts and time intervals. Imbalances in these repricing opportunities at any point in time constitutes a financial institution's interest rate risk. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risk.

          One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a net negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. For conservative purposes, the Company has included demand deposits such as NOW, money market and savings accounts in the three month category. However, these accounts actual repricing may lag beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income. The following table sets forth the distribution of the repricing of the Company s interest rate sensitive assets and interest rate sensitive liabilities as of December 31, 1995.

                                Cumulative amounts as of December 31, 1995
                                      maturing and repricing within
                                        Three    Twelve   Five
                                        months   months   years    Total
                                   (amounts in thousands, except ratios)

   Interest-sensitive assets:
      Investments                      $    8,907    22,699    41,030   41,172
      Loans                                22,347    32,064    59,279   70,310
      Federal funds sold                    4,000     4,000     4,000    4,000
    Total interest-sensitive assets        35,254    58,763   104,309  115,482

    Interest-sensitive liabilities:
       Deposits                            59,561    72,627   76,635   76,685
       Other borrowings                       173     1,073    1,073    1,073
     Total interest-sensitive liabilities  59,734    73,700   77,708   77,758

      Interest-sensitivity gap          $ (24,480)  (14,937)  26,601   37,724

      Cumulative interest-sensitivity gap to
      total interest-sensitivity assets     (21.20) %  (12.93)  23.03   32.67

     ITEM 2.   PROPERTIES

            The Bank's main office, which is located at 175 John Wesley Dobbs Ave., N.E. in the City of Atlanta, contains approximately
          30,000 square feet  and is  leased by  the Bank.   The Bank  has
          eight  full  service branches,  three of  which  are  located in
          supermarkets.   The  branch offices  are  in  Fulton and  DeKalb
          Counties,  Georgia.   The Bank  owns the  land and  buildings of
          three free-standing branches near the Atlanta University Center , in the Adamsville section of the City of Atlanta and in the
          City  of East  Point.    The  Bank  leases  the  space  for  its
          supermarket  branches  under license  agreements,  and  leases a
          free-standing   facility in the  Midtown section of the  City of
          Atlanta. See Note 10, " Commitments and Contingent Liabilities" of "Notes to Consolidated Financial Statements."

            The Bank is a member of the Southeast Switch Inc. Network  (the
           Network ), an  organization of Georgia banks,  savings and loan
          associations   and  credit   unions.     The   organization  has
          established a network of automated teller machines ("ATMs") owned by its members so that customers of each member may use their ATM cards at machines owned or operated by other members to transact business with respect to their accounts. The use of the Network has significantly increased the ability of the
          Bank's  depositors to  withdraw  or deposit  funds.   Management
          believes  that   the  Bank's  membership  in   the  Network  has
          substantially  improved  the  Bank's  competitive  position   in
          attracting depositors at a much more moderate cost to the Bank than the alternative of constructing new branch facilities.

            Management believes that the Company's physical facilities are suitable for its current needs.

          ITEM 3.  LEGAL PROCEEDINGS

            The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security shareholders of the Company during the fourth quarter of the fiscal year covered by this Report.



                                       PART II

          ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                                        MATTERS

          Market Information

            There is no established public trading market for the Common Stock, $1.00 par value, of the Company. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred.

                          Calendar Period
                                                      Sales Price

                                1994                High      Low
               First Quarter                      $   -         -
               Second Quarter                        5.00    5.00
               Third Quarter                          -         -
               Fourth Quarter                       4.50      4.00

                                1995                High      Low
               First Quarter                     $   4.00     4.00
               Second Quarter                        5.00     4.25
               Third Quarter                         -         -
               Fourth Quarter                        4.25     4.25

          At March 1, 1996, there were 870 shareholders of record of the Company's Common Stock.

          Dividends

            For the fiscal year ended December 31, 1995, the Company paid a $0.10 per share dividend. The Company issued a 2% stock dividend to shareholders of record on December 21, 1994. For the fiscal year of the Company ended December 31, 1993 and 1992, the Company paid no dividends to holders of its Common Stock. Payment of dividends by the Company is discretionary with the Board of Directors, subject to compliance with the provisions of the Georgia Business Corporation Code, and is dependent upon payment by the Bank of dividends on its common stock. Under the provisions of applicable law and the Agreement, the Bank may pay dividends only upon prior approval of the Regulatory Authorities. See "Item 1. Business - Bank Regulation, of this Annual Report. See Note 15, "Regulatory Matters" of " Notes to Consolidated Financial Statement."

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                  INTRODUCTION

          Citizens Bancshares Corporation (the "Company") is a one-bank holding company whose wholly owned subsidiary is Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers in metropolitan Atlanta through eight full-service branch offices. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes and Selected Statistical Information appearing in other sections of this Annual Report on Form 10-KSB.

          Citizens  Bancshares  Corporation  and its  subsidiary  (the
         " Company" ) reported record results for 1995.  Net income for the year increased 79% to $1,253,000 from $701,000 earned in
          1994.   Net income  per share was  $.94 compared to  $.53 in
          1994.   Return  on assets  for 1995  was .92% and  return on
          equity  was 14.15%.   This compares  to return  on assets of
          .55% and return on equity of 8.90% for 1994. The record net income can be attributed to a 15% increase in net interest income and a 43% decrease in provision for possible loan losses.

          The Company's total assets decreased 3.6% or $4.8 million during the year ended December 31, 1995 to $128,389,000. Loans, net of unearned income, increased 1.2% or $823,000 and total deposits decreased 4.7% or $5.8 million during the year ended December 31, 1995. The decline in total assets is considered to be temporary. Average assets for the year ended December 31, 1995 totaled $135,503,000, an increase of 5.8% or $7.3 million as compared to 1994.

          The following selected financial data for Citizens Bancshares Corporation and subsidiary should be read in conjunction with the consolidated financial statements and related notes appearing in another section of this Annual Report on Form 10-KSB.

                                                  Years ended December 31,
                                          1995     1994     1993      1992     1991
                                       (amounts in thousands, except per share data)

  Statement of operations data:
    Net interest income                $    6,826    5,935    5,278     5,625   5,442
    Provision for possible loan losses $      417      735      899       979     960
    Net earnings (loss)                $    1,253      701     (386)      171     232

 Per share data:
    Net earnings (loss)                $      .94      .53    (.29)       .13     .18
    Book value                         $     7.20     6.23     5.88      6.17    6.04
    Cash dividends declared            $      .10     __       ___      ___       .10

 Balance sheet data:
    Loans, net of unearned income      $   70,084   69,261   50,404    53,081  49,993
    Deposits                           $  116,380  122,145  108,710   111,942  96,422
    Long-term debt and obligations
        under capital leases           $      900    1,293      760       880    1,209
    Total assets                       $  128,389  133,206  118,304   126,818  109,738
    Average shareholders' equity       $    8,854    7,873    7,578     8,159    7,681
    Average assets                     $  135,503  128,130  124,746   116,607  115,553

 Ratios:
    Net earnings (loss) to average
       assets                                .92 %     .55     (.31)      .15      .20
    Net earnings (loss) to average
       shareholders' equity                14.15 %    8.90    (5.09)     2.10     3.02
    Dividend payout ratio                  10.64 %     -        -         -      55.56
    Average shareholders' equity
       to average assets                    6.53 %    6.14     6.07      7.00     6.65

                                RESULTS OF OPERATIONS
          Net Interest Income

          Net interest income represents the amount by which the income received on interest-earning assets exceeds the interest paid on interest-bearing liabilities. The following table presents the Company's net interest income on a tax-equivalent basis. Interest income on tax-exempt investment securities has been adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities), using tax rates of 34% for 1995, 1994, and 1993.

                                                            Years ended
                                                            December 31,
                                                       1995    1994    1993
                                                     (amounts in thousands)

  Interest income                              $      9,808    8,400    7,686

  Tax-equivalent adjustment                              50      101      132

  Interest income, tax-equivalent basis               9,858    8,501    7,818
  Interest expense                                   (2,982)  (2,465)  (2,408)

  Net interest income, tax-equivalent basis           6,876    6,036    5,410

  Provision for possible loan losses                   (416)    (735)    (899)
  Noninterest income                                  4,136    4,633    4,249
  Noninterest expense                                (9,218)  (9,106)  (9,035)

  Earnings (loss) before income taxes and
  cumulative effect of change in accounting principle 1,378      828     (275)

  Income tax (expense) benefit                          (75)     (26)     191
  Tax-equivalent adjustment                             (50)    (101)    (132)
  Income tax (expense) benefit,tax-equivalent basis    (125)    (127)      59

  Earnings (loss) before cumulative effect of
   change in accounting principle                     1,253      701     (216)

   Cumulative effect of change in accounting
      principle                                           -        -     (170)

          Net earnings (loss)                    $    1,253      701     (386)

          Net interest income on a fully taxable equivalent (FTE) basis accounted for 62.4% of net interest and noninterest income before and 55.4% in 1993. The level of such income is influenced primarily by changes in volume and mix of earning assets and sources of funding, market rates of interest, and income tax rates. The Company has an Asset/Liability Management Committee ( ALCO ), which is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. ALCO reviews economic conditions, the interest rate outlook, the demand for loans, the availability of deposits, and current operating results, liquidity, capital, and interest rate exposure. Based on such reviews, ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

          Net interest income on a tax-equivalent basis increased $840,000 or 14% in 1995 as compared to 1994. The combination of higher levels of market interest rates and a $2.0 million increase in the average excess of average earning assets over average interest-bearing liabilities increased the Company's net interest margin to 5.66% compared to 5.39% in 1994. In addition, the composition of interest-earning assets and interest-bearing liabilities changed significantly. The strategic plan of the Company calls for a redeployment of the mix of earning assets from lower to higher earning instruments. During 1995, the average loan portfolio increased $11 million, while the average investment securities portfolio decreased approximately $4 million. Interest-bearing liabilities increased $7.3 million, although time deposits decreased $272,000, while savings and demand deposits increased $8 million.

          In 1994, net interest income on a tax-equivalent basis increased $626,000 or 12% as compared to 1993. The Company's net interest margin increased to 5.39% in 1994 from 4.97% in 1993.

          Provision for Possible Loan Losses

          The provision for possible loan losses is the charge to operating earnings that management considers necessary to maintain an adequate allowance for possible loan losses. In 1995, the provision for possible loan losses was $417,000, a decrease of $318,000 from the provision of $735,000 for 1994. Record levels of recoveries in 1995 from loans previously charged off as compared to prior years contributed to the decrease in the provision for possible loan losses for 1995. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. At December 31, 1995, the Company's allowance for possible loan losses was approximately 2.23% of loans, net of unearned income.

          Management feels that this level of allowance is adequate based on consideration of all the factors indicated above. While management uses available information to recognize losses on loans and real estate acquired through foreclosure, future additions to the allowance for possible loan losses and future adjustments to the valuation of real estate acquired through foreclosure may be necessary based on changes in economic conditions, particularly in the Company's primary market, metropolitan Atlanta. In addition, regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for possible loan losses and valuation of real estate acquired through foreclosure. Such agencies may require the Company to recognize additions to the allowance or adjustments to the carrying value of real estate acquired through foreclosure based on their judgments about information available to them at the time of their examination.

          Noninterest Income

          Noninterest income decreased approximately $497,000 or 11% from 1994 to 1995, as a result of a decrease in service charges on deposit accounts. Lower account transaction volume for both retail and commercial customers as a result of branch restructuring contributed to the decrease of $289,000 or 7% in service charges on deposit accounts. A large component of the Company's service charges on deposit accounts continues to be related to insufficient funds and returned check charges. Declines in this type of service charge are expected to continue as the Company focuses its efforts on expanding its customer base in order to build stable sources of fee income. Management does not anticipate further declines in overall noninterest income. The Company has introduced new products and services to broaden its current range. Aggressive marketing of existing products and enhancements in delivery systems are planned to help accomplish future growth in noninterest income.

          Noninterest income increased approximately $384,000 or 9% from 1993 to 1994 primarily as a result of management's continued efforts to maximize noninterest income through optimizing fee income. Other operating income increased $106,000 in 1994 due to $115,000 in net gains on sale of other real estate owned and $85,000 in other recoveries. Service charges on deposit accounts, increased approximately $82,000 or 2% in 1994. The moderate increase is principally due to changes in the customer base.

          Noninterest Expense

          In 1995, noninterest expense increased $112,000 or 1.2% to $9.2 million. The primary reason for the increase were increases in salaries and employee benefits and depreciation expense. Decreases in other operating expenses including FDIC insurance and other operating losses have helped minimize the impact of increases in the other noninterest expense categories.

          Salaries and employee benefits, which represents the largest component of noninterest expense (51.9% for 1995), increased $320,000 or 7.2%. The growth in this expense category is the result of increases in the number of employees, medical claims, and normal salary adjustments.

          During 1995, the Company evaluated its information system delivery needs. In order to position itself for future growth and expansion, the Company plans to obtain a new technologically advanced computer system during the second quarter of 1996. As a result of accelerated depreciation on existing computer equipment, net occupancy and equipment increased $76,000 or 4.5%.

          Other operating expense decreased $285,000 or 9.6% as compared to 1994. The decrease is due to a refund received on deposit-insurance premiums paid and a reduction in the deposit-insurance assessment rate. In addition, operational losses decreased as management continues to emphasize controls for monitoring operations.

          During 1994, noninterest expense increased $72,000 as compared to 1993. The increase is primarily due to a $33,000 increase in net occupancy and equipment. Salaries and employee benefit expenses also increased $27,000 during 1994.

          Noninterest expense reflected an increase of approximately $461,000 or 5% during 1993 as compared to 1992. An increase in salaries and employee benefits expense of approximately $394,000 was a significant component of the increase in noninterest expense. This increase was attributable to high turnover costs and normal salary adjustments. Other operating expense increased $160,000 or 6%. This increase was primarily due to an increase in professional services. Efforts to improve collection on delinquent credits coupled with improvements in the bank information technology, contributed to an increase in professional services expenses.

          Income Taxes

          In 1995, the Company recognized income tax expense of $75,000, or 5.6% of its earnings before income taxes as compared to an income tax expense of $26,000 or 3.6% of its earnings in 1994. An income tax benefit of $191,000, or 46.9% of the loss before income taxes was realized in 1993. The carryback and carryforward of net operating losses in 1993, allowed the Company to recover income taxes previously paid as well as reduce the current year expense. At December 31, 1995, the Company has alternative minimum tax credits of approximately $196,000 for Federal income tax purposes that can be carried forward for an indefinite period. Upon utilization of such credits, the Company expects its effective tax rate to approximate statutory rates. The current year expense also has been positively impacted by the recognition of deferred tax benefits through a reduction of the valuation allowance established under Statement of Financial
          Accounting Standards (SFAS) No. 109. The Company expects its effective income tax rate to increase in 1996 to a level that more closely approximates the statutory federal rate of 34%.

          Recent Accounting Pronouncements

          In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, " Accounting for Mortgage Servicing Rights an amendment of SFAS
          Statement  No. 65",   (SFAS 122).   SFAS  122 amends  SFAS 65  and
          requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others however those
          servicing rights  are acquired.   SFAS 122  also requires  that a
          mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those
          rights.   SFAS 122  is effective for  financial statements issued
          for fiscal years beginning after December 15, 1995. The Company does not believe the provisions of SFAS 122 will have a material impact on its consolidated financial statements.


                                      LIQUIDITY

          Liquidity management of the Bank involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Bank to meet those needs. In the normal course of business, the Bank's cash flow is generated from interest and fee income on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Bank continues to meet immediate liquidity needs primarily through maintaining appropriate levels of cash and due from banks and federal funds sold. At December 31, 1995, approximately 16% of the investment securities portfolio has maturity dates within the next year and an additional 57% of the portfolio matures after one but within the next five years. During 1995, federal funds sold averaged approximately $9 million, thereby providing sufficient funds to meet immediate liquidity needs. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice, if needed. Bank management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand while net interest margins are maximized.

          In 1994, the Company obtained a $900,000 note from the Resolution Trust Corporation as interim capital assistance in conjunction with the assumption of certain liabilities under the receivership of the Resolution Trust Corporation ( the RTC ). The Company received $13 million in cash and assumed $13 million in customer deposits and a call option to purchase mortgage loans. Subsequently, the Company exercised its option and purchased $11 million in one-to-four family real estate mortgage loans.

          Currently, without prior approval of the Georgia Department of Banking and Finance (DBF) and Federal Reserve Bank of Atlanta, normal dividends from the Bank will not be sufficient to repay
          the entire  RTC note payable due  on April 22, 1996.   Management
          believes that the combination of Bank dividends and other capital and financing alternatives will be sufficient to satisfy its debt
          obligations.   The Company  has a written  commitment dated March
          21, 1996 from another financial institution that provides for financing of $900,000 at a rate of prime less 25 basis points to be paid quarterly over five years, which is secured by a pledge of the common stock of the Bank.

                                  CAPITAL RESOURCES

          The Company has maintained an adequate level of capital as measured by its average shareholders' equity to average assets ratio of approximately 6.53% and 6.14% in 1995 and 1994,
          respectively.   At  December  31,  1995,  the  Bank's  regulatory
          capital was  well above the  required minimum amounts.   The Bank
          qualifies  as a well- capitalized institution within the framework
          established by the FDIC Act.    See Note 15, " Regulatory Matters"
          to the " Consolidated Financial Statements" included in another section of this Annual Report on Form 10-KSB.

          The Bank is required to maintain a primary capital ratio of at least 7.53% pursuant to a Board Resolution with banking regulators which is further discussed in the section below entitled "Regulatory Matters."

          Regulatory authorities have proposed an interest rate risk component to minimum required regulatory capital for all banks and bank holding companies which has not yet been finalized. Such requirement, if implemented, will likely increase the level of minimum required regulatory capital in the future for which the effects are not presently determinable.

          The Company is restricted as to dividend payments to its shareholders by certain covenants in its debt agreement with the RTC and the Bank is restricted as to dividend payments to the Company by certain regulatory requirements and agreements. See Notes 7, 13, and 15 to the consolidated financial statements included in Section VII of this Report.


                                  REGULATORY MATTERS

          The  Board  of  Directors  of  the  Bank  entered  into  a  Board
          Resolution (the "Agreement") dated March 15, 1995 with the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta ("Regulatory Authorities") and agreed to take certain corrective actions, which if not taken could result in further regulatory sanctions. The Agreement replaces the Memorandum of Understanding pursuant to which the Bank had been operating since February 27, 1990. The Agreement includes limits on payment of dividends without the prior written approval of the Regulatory Authorities, requires continued improvement in asset quality with quarterly reporting in the lending area, maintenance of adequate capital levels, submission of a budget on an annual basis, implementation of management review and succession, and requires quarterly compliance reporting to the Regulatory Authorities on a timely basis. At December 31, 1995, the Bank was in compliance with the Agreement.


                                      INFLATION

          Inflation affects the financial condition and results of operations of all companies. Financial institutions are more sensitive to inflation since most of their assets and liabilities are interest rate sensitive. The Company has adopted strategies to cope with the effects of inflation. First, the Company has adopted an asset/liability management program to monitor the Company's interest rate sensitivity and to ensure the Company is competitive in the deposit market. Secondly, the Company performs periodic reviews to ensure its banking services and products are priced appropriately.



          ITEM 7.   FINANCIAL STATEMENTS

          The consolidated financial statements of the Company and the report of independent auditors are included in this Report beginning at page F-1.


          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          During the Company's two most recent fiscal years, there has been no change in the Company's independent accountants or any disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.


                                       PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The following information has been furnished by each director and executive officer of the Company and any person nominated by the Board of Directors for election as a director at the Company's annual meeting of shareholders to be held May 1, 1996. Except as otherwise indicated, each person has been or was engaged in his present or last principal employment, in the same or a similar position, for more than five years.

 Name (Age)               Position with Company and Principal Occupation

 Herman J. Russell          Mr.  Russell  is  Chairman  of  the  Board  of
      (65)                  Directors  of the  Company  and has  held this
                            position  since  1980.   He  is  Chairman  and
                            Chief  Executive  Officer  of  H.J.  Russell &
                            Co., a  construction, real estate  development
                            and project management  company.  Mr.  Russell
                            is  also a director  of Georgia Power Company,
                            National   Service   Industries,   Inc.    and
                            Wachovia  Corporation of  Georgia.    Director
                            since 1972.


Willliam L. Gibbs           Mr.  Gibbs  is President  and  Chief Executive
      (50)                  Officer of the Bank  and Company and has  held
                            these  positions   since  January,  1993.   He
                            became  president of  the Bank  in July  1992.
                            Prior  to joining  the  Bank,  Mr. Gibbs  held
                            various senior management  positions over nine
                            years  at  Bank South  Corporation.   Director
                            since 1993.

 William G. Anderson        Dr.  Anderson  is  Director  of  Medical Staff
        (68)                Development   for   Riverview   Hopsital    in
                            Detroit,  Michigan  and is  President  of Life
                            Choice  Quality Health  Care Plan,  an HMO  in
                            Detroit, Michigan. Director  since 1993.

 Thomas E. Boland           Mr. Boland  is   the  former  chairman of  the
        (61)                board  of  Wachovia  Bank  of  Georgia.     He
                            retired  from  that position  in  April, 1994.
                            He   has   held  several   senior   management
                            positions for  more than  thirty years at  the
                            Wachovia Bank of  Georgia, formerly the  First
                            National  Bank  of  Atlanta.    Director since
                            November, 1995.

 Johnnie L. Clark           Dr.  Clark is  a certified  public accountant,
       (64)                 consultant   and   real   estate    developer.
                            Previously,  she  served  as  a  Professor  of
                            Accounting   at    Kennesaw  State  College.
                            Director since 1982.


 Norris L.Connally          Mr. Connally  is  retired.    He  was formerly
      (75)                  employed by Atlanta Life Insurance  Co. as its
                            Senior    Vice    President/General   Auditor.
                            Director since 1982.

 H. Jerome Russell          Mr.  Russell is President  of H.J. Russell and
      (33)                  Co.,  a construction,  real estate  develoment
                            and   project   management   company,    since
                            October,  1994.    Previously,  he  served  as
                            President of  City Beverage  Co..     Director
                            since 1993.

 R.K. Sehgal                Mr.  Sehgal is  President and  Chief Executive
     (55)                   Officer   of    Williams   Group,   Inc.,    a
                            engineering   company,  and   has  held   this
                            position  since February, 1995.  He previously
                            served  as   Chairman,  President  and   Chief
                            Executive  Officer  of   Law  Corporate  Group
                            Inc., a  engineering  company.        Director
                            since 1993.

 Odie C. Donald              Mr.   Donald   is   President   of   BellSouth
      (46)                   Mobility, Inc., a cellular  telecommunications
                             company, since 1993.  Previously,  he has held
                             several  management  positions  at   BellSouth
                             Corporation. Mr. Donald is a nominee to the Board of Directors.

 Annette G. Petty            Ms. Petty  is Secretary of the Company and has
      (55)                   held this  position    since  1986.    She  is
                             Assistant  Vice  President  of  the  Bank  and
                             Assistant  Secretary of the Bank.

 Audrey M. Alexander         Ms. Alexander  is Assistant  Secretary of  the
      (29)                   Company  and  has  held  this  position  since
                             1994. She  is Vice President  of the  Bank and
                             Secretary of the Bank  since 1994.

          There are no family relationships between any of the directors, executive officers or any other person nominated by the Board of Directors for election as a director of the Company, except that
          H. Jerome Russell is the son of Herman J. Russell.

               Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and persons who own more than 10% of the Company's Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

               Based solely on review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended December 31, 1995, all required reports were filed timely.


          ITEM 10.     EXECUTIVE COMPENSATION

               The Company did not pay any remuneration to its officers in 1995. The following table provides compensation information with respect to the Chief Executive Officer and the President of the Bank and the officers of the Bank who were paid more than $100,000 per year in salary and bonuses for services rendered to the Bank during 1993, 1994 and 1995.

                              SUMMARY COMPENSATION TABLE


                                                           Other      All
 Name and Principal                                        Annual     Other
 Position               Year      Salary        Bonus  Compensation Compensation

 I. Owen Funderburg     1993        -        $ 12,619        --       --
      Retired

 William L. Gibbs       1995      $ 132,096  $  7,000  $  6,000     $ 977
     President  and     1994        116,000      --      12,000       911
     Chief Executive    1993        116,000      --      12,000       717
     Officer

                  Mr. Funderburg's compensation as described above was made pursuant to an employment agreement (the "Funderburg Employment Agreement") with the Bank. In 1993, pursuant to the Funderburg Employment Agreement, the Bank paid Mr. Funderburg a cash bonus of $12,619 consisting of 7 1/2% of any before-tax profits in excess of $100,000 earned by the Bank in the fiscal year ended December 31, 1992. Mr. Funderburg resigned his position as Chief Executive Officer of the Company effective April 28, 1993.

                  Mr.  Gibbs became President  of the  Bank on July 1, 1992.
          Effective January 1, 1993,  Mr. Gibbs became President  and Chief
          Executive  Officer  of the  Bank.    Mr. Gibbs'  compensation  as
          described above was made pursuant to an employment agreement (the
          "Gibbs  Employment Agreement")  with  the Bank.   In  1995, Gibbs
          Employment Agreement was amended and restated to extend the employment term by 36 months. Upon execution of the Amended Gibbs Employment Agreement, the Bank paid Mr. Gibbs $7,000. Pursuant to the Gibbs Employment Agreement, Mr. Gibbs is entitled to an annual salary of $137,000, which is subject to increase annually at the sole discretion of the Board of Directors, and an annual bonus calculated on the basis of performance objectives
          related to the Bank's return on assets and return on equity.   In
          addition, pursuant to the Gibbs Employment Agreement, the Bank maintains a life insurance policy for Mr. Gibbs, for which the
          Bank  paid  $977 in  premiums  in  1995.   The  Gibbs  Employment
          Agreement also provides that the Bank will provide Mr. Gibbs a monthly car allowance and with such health and disability insurance and other fringe benefits as the Bank generally makes available to all its employees. The initial term of the Gibbs Employment Agreement is three years, beginning on July 1, 1995, but is subject to automatic extension for an additional period to be determined by the Board of Directors.

                  Directors of the Company receive a fee of $300 for each Board of Directors meeting attended.


          ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

                The following table sets forth certain information concerning he only "persons" (as that term is defined by the Securities and Exchange Commission) who are known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, which is its only class of voting securities, as of March 1, 1996, and the ownership of the Company's Common Stock as of that date by each Company director and nominee for director, each Company officer and all directors and officers as a group.

                                                    Number of Shares
          Name and Address                          (Percent of Class)

          Herman J. Russell                              568,516
          504 Fair Street, S.W.                          (42.8%)
          Atlanta, Georgia  30313

          William G. Anderson                             32,713
          24535 North Carolina                            (2.5%)
          Southfield, Michigan 48075

          Johnnie L. Clark                                15,953
          2794 Chaucer Drive, S.W.                        (1.2%)
          Atlanta, Georgia  30311

          H. Jerome Russell                                6,800*
          5410 Vernon Walk
          Atlanta, Georgia  30327

          Norris L. Connally                               1,266*
          1950 Niskey Lake Trail, S.W.
          Atlanta, Georgia 30331

          William L. Gibbs                                 3.024*
          120 View Hill Court
          Atlanta, Georgia  30350

          Thomas E. Boland                                        NA
          191 Peachtree Street, Suite 2100
          Atlanta, Georgia 30302

          R. K. Sehgal                                            NA
          55 Cliffside Crossing
          Atlanta, Georgia  30338

          Odie C. Donald                                          NA
          1100 Peachtree St., Suite 1000
          Atlanta, Georgia 30309

          Annette G. Petty                                   509*
          1940 Penelope Street, N.W.
          Atlanta, Georgia  30314

          Audrey M. Alexander                                128*
          1014 Chateau Lane
          Smyrna, Georgia  30082

          All directors and                                  628,909
          officers as a group                                (47.3%)
          (11 persons)



          *       Less than 1%.




          ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers of the Company and their associates, including corporations of which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectability or presented other unfavorable features.


          ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K


                  (a). The following  exhibits are  required to  be filed
                       with this Report by Item 601 of Regulation S-B:

          Exhibit
          Number       Description of Exhibit

          3.1 & 4.1    Articles of  Incorporation of  Citizens Bancshares
                       Corporation (included  as Exhibits 3.1 and  4.1 to
                       the Company's  Registration Statement on  Form 10,
                       File  No.  0-14535,  previously   filed  with  the
                       Commission and incorporated herein by reference).

          3.2 By-laws of Citizens Bancshares Corporation, as amended. (included as Exhibits 3.2 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).


          3.3 & 4.2    Amendment to Articles of Incorporation of Citizens
                       Bancshares   Corporation,   as  filed   with   the
                       Secretary of  State of  Georgia on  July 21,  1987
                       (included as Exhibits 3.3 and 4.2 to the Company's
                       Annual Report  on Form  10-K for  the fiscal  year
                       ended  December  31,   1987,  File  No.   0-14535,
                       previously   filed   with   the   Commission   and
                       incorporated herein by reference).

          10.1 Citizens Trust Bank Pension Plan and Trust (as amended and restated effective January 1, 1984) (included as Exhibit 10.1 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).


          10.4 Loan Agreement by and between Citizens Bancshares Corporation and Bank South, N.A., dated December 16, 1993. (included as Exhibits 3.1 and 10.4 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.5 Employment agreement dated January 6, 1985 between Citizens Trust Bank and I. Owen Funderburg. (included as Exhibits 10.5 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.6 Employment Agreement dated June 30, 1992 between Citizens Trust Bank and William L. Gibbs. (included as Exhibits 10.6 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.7 Promissory Note by and between Citizens Bancshares Corporation and Resolution Trust Corporation., dated April 22, 1994. (included as Exhibits 10.7 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.8 Interim Capital Assistance Agreement by and between Citizens Bancshares Corporation and Resolution Trust Corporation., dated April 22, 1994. (included as Exhibits 10.8 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.9 Stock Pledge Agreement by and between Citizens Bancshares Corporation and Resolution Trust Corporation., dated April 22, 1994. (included as Exhibits 10.9 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.10 Lease and Option Agreement by and between Citizens Trust Bank and Resolution Trust Corporation., dated April 22, 1994. (included as Exhibits 10.10 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.11        Employment  Agreement  dated   September  18,
                       1995, First Amended and Restated between Citizens Trust Bank and William l. Gibbs.


          10.12 Board Resolution dated March 15, 1995 between Citizens Trust Bank and Regulatory Authorities.

          22           List  of Subsidiaries of  the Company (included as
                       Exhibit 22 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

                  (b). The  Company did  not file  a report  on Form  8-K
                       during the last quarter of the Company's fiscal year ended December 31, 1995.

          24           Power of   Attorney for Directors  included herein
                       after signature page.

          27           Financial Data Schedule.



       SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CITIZENS BANCSHARES CORPORATION



                                      By:/s/William L. Gibbs
                                       William L. Gibbs
                                      President and Chief Executive Officer

          Date:  March 20, 1996


                   POWER OF ATTORNEY AND SIGNATURES


                  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Gibbs and Ann I. Scott, or either of them, as attorney-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendment to this Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the
          Securities  and   Exchange  Commission,   hereby  ratifying   and
          confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                           CAPACITY

          /s/ Herman J. Russell                      Chairman of the Board
          Herman J. Russell                          of Directors

          /s/Johnnie  L. Clark                       Vice Chairman of the
          Johnnie L. Clark                           Board of Directors

          /s/William L. Gibbs                         President,Chief
          William L. Gibbs                            Executive Officer
                                                      and Director
                                                      (Principal Executive
                                                      Officer)

          /s/William G. Anderson                     Director
          William G. Anderson

          /s/Thomas E. Boland                        Director
          Thomas E. Boland


                       [Signatures continued on following page]


          /s/H. Jerome Russell                       Director
          H. Jerome Russell


          /s/ R.K. Sehgal                            Director
          R.K. Sehgal

          /s/ Ann I. Scott                      Controller(Principal
          Ann I. Scott                          Financial Officer
                                                 and Principal
                                                 Accounting Officer)


          Date:  March 20, 1996.




                                    EXHIBIT INDEX
                                                               Sequentially
          Exhibit                                                 Numbered
          Number       Description of Exhibit                      Page

          3.1 &
          4.1 Articles of Incorporation of Citizens Bancshares Corporation (included as Exhibits 3.1 and 4.1 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          3.2 By-laws of Citizens Bancshares Corporation, as amended. (included as Exhibits 3.2 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          3.3 &
          4.2 Amendment to Articles of Incorporation of Citizens Bancshares Corporation, as filed with the Secretary of State of Georgia on July 21, 1987 (included as Exhibits 3.3 and 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 014535 previously filed with the Commission and incorporated herein by reference).

          10.1 Citizens Trust Bank Pension Plan and Trust (as amended and restated effective January 1, 1984) (included as Exhibit 10.1 to the Company's Registration Statement on Form 10,File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.4 Loan Agreement by and between Citizens Bancshares Corporation and Bank South, N.A., dated December 16, 1993. (included as Exhibits 3.1 and 10.4 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.5 Employment agreement dated January 6, 1985 between Citizens Trust Bank and I. Owen Funderburg.
                  (included as Exhibits 10.5 to the Company's
                  Registration Statement on Form 10, File No. 0-
                  14535, previously filed with the Commission and incorporated herein by reference).

          10.6 Employment Agreement dated June 30, 1992 between Citizens Trust Bank and William L. Gibbs. (included as Exhibits 10.6 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.7 Promissory Note by and between Citizens Bancshares Corporation and Resolution Trust Corporation., dated April 22, 1994. (included as Exhibits 10.7 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.8 Interim Capital Assistance Agreement by and between Citizens Bancshares Corporation and Resolution Trust Corporation., dated April 22, 1994. (included as Exhibits 10.8 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.9 Stock Pledge Agreement by and between Citizens Bancshares Corporation and Resolution Trust Corporation., dated April 22, 1994. (included as Exhibits 10.9 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.10 Lease and Option Agreement by and between Citizens Trust Bank and Resolution Trust Corporation., dated April 22, 1994. (included as Exhibits 10.10 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          10.11   Employment Agreement dated September 18, 1995, First   48
                  Amended and Restated between Citizens Trust Bank and William l. Gibbs.

          10.12 Board Resolution dated March 15, 1995 between Citizens 58 Trust Bank and Regulatory Authorities.

          13      Consolidated Financial Statements

          22 List of Subsidiaries of the registrant (included as Exhibit 22 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

          27      Financial Data Schedule





                    CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                          Consolidated Financial Statements

                      Index to Consolidated Financial Statements


          Citizens Bancshares Corporation and Subsidiary:
            Independent Auditors' Report                               F-2

            Consolidated Balance Sheets - December 31, 1995 and 1994   F-3

            Consolidated Statements of Operations for the
             years ended December 31, 1995, 1994, and 1993             F-4

            Consolidated Statements of Shareholders' Equity for the
             years ended December 31, 1995, 1994, and 1993              F-6

            Consolidated Statements of Cash Flows for the years ended
             December 31, 1995, 1994, and 1993                          F-7

            Notes to Consolidated Financial Statements                  F-9




                             Independent Auditors' Report

          The Board of Directors and Shareholders
          Citizens Bancshares Corporation:

          We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary (the" Company" ) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31,
          1995.     These   consolidated  financial   statements  are   the
          responsibility of  the Company's management.   Our responsibility
          is  to  express  an   opinion  on  these  consolidated  financial
          statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

          As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 115," Accounting for Certain Investments in Debt and Equity Securities." In addition, as discussed in notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Also, as discussed in notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for costs of retiree health care and other postretirement benefits in 1993 to adopt the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

                                                 KPMG PEAT MARWICK LLP

          Atlanta, Georgia
          February 9, 1996




                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                            Consolidated Balance Sheets
                            December  31, 1995 and 1994


                                                         1995          1994
      ASSETS
Cash and due from banks, including reserve
  requirements of $2,488,000 at  December 31, 1995
   and $1,890,000 at December 31, 1994              $ 10,015,154    11,675,056
Federal funds sold                                     4,000,000     4,400,000
Investment securities held to maturity (approximate
   market values of $32,238,000 at December 31,
   1995 and $35,378,000 at December 31, 1994)
   (note 3)                                           32,108,125    36,534,944
Investment securities available for sale(note 3)       9,064,320     7,131,682

Loans, net of unearned income (note 4)                70,084,445    69,261,415
   Less allowance for possible loan losses             1,566,140     1,047,072
       Loans, net                                     68,518,305    68,214,343

Premises and equipment, net (notes 5 and 10)           2,238,381     2,425,019
Real estate acquired through foreclosure                 166,091       823,311
Other assets                                           2,278,423     2,001,315

                                                   $ 128,388,799   128,388,799

   LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Noninterest-bearing deposits                  $ 39,694,310    39,267,897
       Interest-bearing deposits (note 6)             76,685,242    82,877,156
       Total deposits                                116,379,552   122,145,053

   Treasury, tax, and loan account                       172,801       425,290
   Long-term debt obligations under capital
      leases (note 7)                                    900,000     1,293,223
   Accrued expenses and other
       liabilities (notes 9 and 10)                    1,365,805     1,056,649
       Total liabilities                             118,818,158   124,920,215


Shareholders' equity (notes 7, 11, 13, and 15)
   Common stock - $1 par value.  Authorized
        5,000,000 shares; issued and outstanding
        1,329,684 shares at December 31, 1995
        and 1994                                       1,329,684     1,329,684
   Additional paid-in capital                          1,470,210     1,470,210
   Retained earnings                                   6,683,000     5,563,024
   Unrealized holding gains (losses) on
      investment securities available for sale,
      net of deferred taxes of $45,206 in 1995 and
        ($39,838 )  in 1994                               87,747       (77,463)
       Total shareholders' equity                      9,570,641     8,285,455

   Commitments (notes 4, 9, 10, and 13)

                                                   $ 128,388,799   133,205,670

   See accompanying notes to consolidated financial statements

                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                           Consolidated Statements of Operations
                    Years ended December 31, 1995, 1994, and 1993

                                                 1995       1994       1993

 Interest income:
   Loans, including fees (note 4)        $  6,415,508  5,232,136  4,381,752
   Investment securities:
       Taxable                              2,751,717  2,617,378  2,854,634
       Tax-exempt                             112,646    227,710    268,637
   Federal funds sold                         527,748    322,895    181,323
                                            9,807,619  8,400,119  7,686,346
Interest expense:
   Deposits (note 6)                        2,888,047  2,342,621  2,260,628
   Treasury, tax, and loan account             14,315     26,195     51,674
   Long-term debt and obligations
     under capital leases                      79,124     96,135     96,156
   Total interest expense                   2,981,486  2,464,951  2,408,458

   Net interest income                      6,826,133  5,935,168  5,277,888

Provision for possible loan losses (note 4)   416,670    735,004    899,000
   Net interest income after provision
   for possible loan losses                 6,409,463  5,200,164  4,378,888

Noninterest income:
   Service charges on deposit accounts      3,771,170  4,060,090  3,978,079
   Securities gains (note 3)                  -         -            23,000
   Gain on sale of premises and equipment     100,000   -          -
   (Loss) gain on sale of real estate          (3,640)   114,529   (104,792)
   Other operating income                     268,537    458,565    352,374
   Total noninterest income                 4,136,067  4,633,184  4,248,661

Noninterest expense:
   Salaries and employee benefits (note 9)  4,783,799  4,463,468  4,436,358
   Net occupancy and equipment (note 10)    1,762,799  1,686,830  1,653,567
   Other operating expenses (note 14)       2,671,437  2,956,204  2,944,762
   Total noninterest expense                9,218,035  9,106,502  9,034,687

   Earnings (loss) before income taxes
      and cumulative effect of a change
      in accounting principle               1,327,495    726,846   (407,138)

Income tax expense (benefit) - (note 8)        74,551     25,765   (190,871)
   Earnings (loss) before cumulative effect
      of a change in accounting principle   1,252,944    701,081   (216,267)

Cumulative effect of a change in accounting
   principle                                    -             -    (170,000)
   Net earnings (loss)                   $  1,252,944    701,081   (386,267)


Earnings(loss) per share  before cumulative effect
   of change in accounting principles    $       0.94       0.53      (0.16)

Cumulative effect of change in accounting
    principles                                   -          -         (0.13)

   Net earnings(loss) per share          $       0.94       0.53      (0.29)

Weighted average outstanding shares         1,329,684  1,329,684  1,329,684


See accompanying notes to consolidated financial statements


                  CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Shareholders' Equity
                  Year ended December 31, 1995, 1994, and 1993

                                                                            Unrealized
                                                                            holding gains
                                                                            (losses) on
                                                                            investment
                                                      Additional            securities
                            ______Common Stock______   paid- in   Retained   available
                               Shares        Amount     capital   earnings   for sale     Total

Balance, December 31, 1992     1,303,655 $  1,303,655  1,366,094  5,378,355      -      8,048,104
Net loss                          -             -          -       (386,267)     -       (386,267)
Balance, December 31, 1993     1,303,655    1,303,655  1,366,094  4,992,088      -      7,661,837

Effect of change in
accounting principle (note 3)       -             -          -          -     40,920       40,920

Net earnings                      -             -          -        701,081      -        701,081

Common stock dividend
   declared-2% (note 11)          26,029       26,029    104,116   (130,145)     -          -

Change in unrealized holding
gains (losses) on investment
securities available for sale,
net of change in deferred
taxes of $60,918      -             -          -          -            -     (118,383)   (118,383)

Balance, December 31, 1994     1,329,684    1,329,684  1,470,210  5,563,024   (77,463)  8,285,455

Net earnings                      -             -          -      1,252,944      -      1,252,944

Dividends paid - $0.10 per share  -             -          -       (132,968)     -       (132,968)

Change in unrealized holding gains
   (losses) on investment securities
   available for sale, net of change
   in deferred taxes of $85,044      -             -          -          -        165,210    165,210

Balance, December 31, 1995     1,329,684 $  1,329,684  1,470,210  6,683,000     87,747  9,570,641


See accompanying notes to consolidated financial statements.


                             CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows
                              Years ended December 31, 1995, 1994, and 1993

                                                           1995         1994        1993

Cash flows from operating activities:
   Net earnings (loss)                              $   1,252,944      701,081    (386,267)
   Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Provision for possible loan losses                  416,670      735,004     899,000
      Depreciation and amortization                       643,611      460,100     436,819
      Amortization and (accretion), net                  (244,233)     (61,906)    100,707
      Cumulative effect of a change in accounting
        principle                                          -             -         170,000
      Deferred income tax benefit                        (213,730)    (211,499)  -
      Securities gains                                   -              -          (23,000)
      Loss (gain) on sale of real estate                    3,640     (114,529)    104,792
      Gain on sale of premises and equipment             (100,000)      -      -
      (Increase) decrease in other assets                (148,486)      17,236     (94,469)
      Increase (decrease) in accrued expenses and
           other liabilities                              309,156      201,813      26,752

      Net cash provided by operating activities         1,919,572    1,727,300   1,234,334


Cash flows from investing activities:
   Proceeds from maturities of investment securities   12,828,965   24,409,192  34,428,876
      held to maturity
   Proceeds from maturities of investment securities    3,550,000    4,000,000 -
       available for sale
   Proceeds from sales of investment securities         -          -                83,000
   Purchases of investment securities held to maturity (8,260,943) (19,422,825)(32,450,411)
   Purchases of investment securities available for
       sale                                            (5,218,435)  (2,483,147) -
   Purchases of loans                                   -          (11,097,636)-
   Net (increase) decrease in loans                      (667,590)  (9,074,817)    768,056
   Purchases of premises and equipment                   (456,973)  (1,074,324)   (477,909)
   Proceeds from sale of premises and equipment           100,000 -            -
   Proceeds from sale of real estate acquired
       through foreclosure                                689,683    1,593,340     744,026

   Net cash (used in) provided by investing activities  2,564,707  (13,150,217)  3,095,638

Cash flows from financing activities:
   Net (decrease) increase in demand deposits and
      savings accounts                                  2,650,446    4,986,691  (2,886,542)
   Net (decrease) increase in time deposits            (8,415,947)   8,447,938    (344,869)
   Principal payments on long-term debt and obligations
      under capital leases                               (393,223)    (367,055)   (120,025)
   Proceeds from long-term debt                          -             900,000 -
   Dividends paid                                        (132,968)   -         -
   Net (decrease) increase in treasury, tax, and loan    (252,489)     109,148  (4,803,906)

 Net  cash provided by (used in) financing activities  (6,544,181)  14,076,722  (8,155,342)

 Net increase (decrease) in cash and cash equivalents  (2,059,902)   2,653,805  (3,825,370)

Cash and cash equivalents at beginning of the year     16,075,056   13,421,251  17,246,621

Cash and cash equivalents at end of the year        $  14,015,154   16,075,056  13,421,251

Supplemental disclosures of cash paid during the year for:
      Interest                                     $    2,912,000    2,343,000   2,384,000
      Income taxes                                 $      159,000      141,000      57,000

Supplemental disclosure of noncash transactions:
      Real estate acquired through foreclosure     $       36,000      686,000     911,000
      Investment securities held to maturity
         transferred to available for sale         $         -       8,746,430       -


See accompanying notes to consolidated financial statements.



                    CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                      Notes to Consolidated Financial Statements
                              December 31, 1995 and 1994


          (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of Citizens Bancshares Corporation and subsidiary (the "Company") conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

                BUSINESS

                The Company is  a one-bank holding company that  provides a full range of commercial banking services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers in metropolitan Atlanta through eight full-service branches.

                BASIS OF FINANCIAL STATEMENT PRESENTATION

                The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

                Material  estimates that  are  particularly susceptible  to significant change in the near term relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired through foreclosure. In connection with the determination of the allowance for possible loan losses and the valuation of real estate acquired through foreclosure, management obtains independent appraisals and reviews available market  data  such as  comparable sales  and  recent market
                trends  through   discussions   with  local   real   estate
                professionals.

                The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Trust Bank. The Bank has a wholly owned subsidiary, Atlanta Mortgage Brokerage and Servicing Co., Inc. whose accounts are also included. All significant intercompany accounts and transactions have been eliminated in consolidation.

                CASH AND CASH EQUIVALENTS

                Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for periods less than 90 days.

                INVESTMENT SECURITIES

                   The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115,
                   Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994. SFAS 115 requires investments to be classified in one of three categories: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a separate component of shareholders equity. Based on the requirements of SFAS 115, the Company transferred approximately $8,746,000 of investment securities previously accounted for as held to maturity to the available for sale category. The effect of this change in accounting principle was an addition to shareholders equity of $40,920 which represents $62,000 of unrealized gains, net of deferred taxes of $21,080. The Company had no investment securities classified as trading securities during 1995 or 1994.

                   Premiums and discounts on held-to-maturity securities are amortized and accreted using a method which approximates a level yield. Principal repayments received on mortgage-backed securities are included in proceeds from maturities of investment securities in the consolidated statements of cash flows.

                   Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in the market value of any security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

                   LOANS AND INTEREST INCOME

                   Loans are reported at principal amounts outstanding less unearned income and the allowance for possible loan losses. Interest income on loans is recognized on a level-yield basis.

                   Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level-yield method.

                   Discounts on loans purchased are accreted using the level-yield method over the estimated remaining life of the loans purchased.

                   Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more as to either principal or interest unless the loan is well secured and in the
                   process  of  collection.    When  a  loan is  placed  on
                   nonaccrual status, current period accrued and uncollected interest is charged to interest income on loans unless management feels that the accrued interest is recoverable through the liquidation of collateral.


                The Financial Accounting Standards Board (FASB) has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows, market price of the loan, or value of the underlying collateral. Discounted cash flows are required to be computed at the loan s original effective interest rate.

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

                On January 1, 1995, the Company adopted the provisions of SFAS No. 114 and 118. Under the provisions of SFAS No. 114 and 118, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the underlying collateral for certain collateralized dependent loans. Prior to 1995, the allowance for loan losses was based upon nondiscounted cash flows or the fair value of the collateral dependent loans. The adoption of SFAS No. 114 and 118 required no increase in the total allowance for loan losses and had no impact on net income in 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.

                A loan is considered impaired when the ultimate collectibility of the impaired loan s principal is in doubt, wholly or partially, and all cash receipts are applied to principal. When this doubt exists, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance is reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Future cash receipts are recorded as recoveries of amounts previously charged off.

                A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

                ALLOWANCE FOR POSSIBLE LOAN LOSSES

                The allowance for possible loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

                A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta. In addition, a substantial portion of the Company's real estate acquired through foreclosure is located in that same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of the Company's real estate acquired through foreclosure are susceptible to changes in market conditions in the metropolitan Atlanta area.


                Management believes that the allowance for possible loan losses and the valuation of real estate acquired through foreclosure are adequate. While management uses available information to recognize losses on loans and real estate acquired through foreclosure, future additions to the allowance and future valuation adjustments to real estate acquired through foreclosure may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses and valuation of real estate acquired through foreclosure. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

                PREMISES AND EQUIPMENT

                Premises and equipment are stated at cost less accumulated depreciation and amortization which are computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements and equipment leased under capital lease agreements is recorded over the shorter of the lives of the related assets or the lease terms.

                REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                Real estate acquired through foreclosure is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss. Any subsequent declines in value are charged to operations.

                OTHER ASSETS

                Included in other assets are core deposit premium amounts which represent the excess of the purchase price over the fair value of tangible net assets acquired from the Resolution Trust Corporation (note 2). Such amounts are amortized over a period of five years on a straight-line basis.


                INCOME TAXES

                Effective January  1, 1993,  the Company  adopted SFAS  No.
                109, "Accounting  for Income Taxes",   and has reported  the
                cumulative   effect  of  that  change   in  the  method  of
                accounting for  income  taxes  in  the  1993  statement  of
                operations.    Under  the asset  and  liability  method  as
                described  in SFAS 109, deferred tax assets and liabilities
                are   recognized    for   the   future   tax   consequences
                attributable   to   differences   between   the   financial
                statement  carrying   amounts   of  existing   assets   and
                liabilities and their  respective tax bases.   Deferred tax
                assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which  those  temporary  differences  are  expected  to  be
                recovered or  settled.    Under  SFAS 109,  the  effect  on
                deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                PENSION AND OTHER POSTRETIREMENT PLANS

                In 1994 and 1993, the Company had a defined benefit pension plan covering substantially all of its employees. The benefits were based on years of service and the employee's compensation. During 1995, the plan was terminated and the assets of the plan were distributed to the participants (note 9).

                The Company also sponsors a defined benefit health care plan for certain retired employees. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits. The Company has adopted SFAS 106 by amortizing the effects over a 20-year period as a component of net periodic postretirement benefit cost (note 9).

                RECLASSIFICATIONS

                Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

                RECENT ACCOUNTING PRONOUNCEMENTS

                In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, " Accounting for Mortgage Servicing Rights an amendment of SFAS Statement No. 65," (SFAS 122). SFAS 122 amends SFAS 65 and requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however, those servicing rights are acquired. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company does not believe the provisions of SFAS 122 will have a material impact on the consolidated financial statements.

           (2) ACQUISITION

              On April 22, 1994, the Bank assumed the insured deposits of the main office branch of the former Southern Federal Savings Association from the Resolution Trust Corporation (RTC). The deposit base assumed totaled $13 million for which a premium of $250,000 was paid. The RTC paid approximately $3.6 million in cash to fund the difference between the cash on hand and liabilities assumed, and the premium paid. Also, the Bank received an option to purchase performing residential mortgage loans as part of the transaction. The Bank exercised this option and purchased $11 million in one-to-four family residential mortgages. At December 31, 1995, the amount of unamortized premium totaled approximately $181,000.

              In conjunction with the acquisition, the Company issued a promissory note to the RTC totaling $900,000 to provide interim capital assistance to the Bank (see notes 7 and 13).

              In addition, the Bank entered into a lease and option agreement with the RTC. The Bank leases the branch facility rent-free for five years with an option to purchase.

              The acquisition described above is not material to the financial position or net earnings of the Company and pro forma information is not deemed necessary.

          (3)  INVESTMENT SECURITIES

              Investment securities held to maturity are summarized as follows:

                                                December 31, 1995
                                     Amortized  Unrealized  Unrealized  Fair
                                       cost       gains      losses     value

   U.S. Treasury and  U.S.
       Government agencies         $  19,187,698  133,054   191,863  19,128,889

   Mortgage-backed securities         11,795,245  297,244    84,498  12,007,991

   State, county, and municipal
        securities                     1,125,182   75,826      -      1,201,008

                    Totals         $  32,108,125  506,124   276,361  32,337,888

                                              December 31, 1994
                                     Amortized  Unrealized  Unrealized  Fair
                                       cost        gains     losses     value

  U.S. Treasury and  U.S.
         Government agencies      $  20,727,531      -       742,531  19,985,000

   Mortgage-backed securities        13,429,451    57,037    554,488  12,932,000

   State, county, and municipal
          securities                  2,377,962    83,038       -      2,461,000


                 Totals           $  36,534,944   140,075  1,297,019  35,378,000

             Investment securities  available for sale  are summarized  as follows:

                                                December 31, 1995
                                      Amortized  Unrealized  Unrealized  Fair
                                         cost       gains     losses     value

  U.S. Treasury and  U.S.
        Government agencies        $ 8,685,916  134,493    1,540       8,818,869

   Other equity securities             245,451     -          -          245,451

                Totals             $ 8,931,367  134,493    1,540       9,064,320

                                                December 31, 1994
                                      Amortized  Unrealized   Unrealized  Fair
                                        cost        gains       losses    value

   U.S. Treasury and  U.S.
      Government agencies         $  7,030,532      591    117,892     6,913,231

   Other equity securities             218,451       -        -          218,451

                    Totals        $  7,248,983      591    117,892     7,131,682

              The carrying and fair values of investment securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

                                    Held to maturity       Available for sale
                                     Amortized   Fair      Amortized     Fair
                                      cost       value       cost        value

    Due in one year or less       $  3,603,472   3,583,065  1,997,886  2,014,068

    Due after one year through
          five years                13,539,408  13,551,041  5,488,673  5,591,515

    Due after five years
          through ten years          3,170,000   3,195,791  1,199,357  1,213,286

   Subtotal                         20,312,880  20,329,897  8,685,916  8,818,869


     Mortgage-backed securities     11,795,245  12,007,991      -          -
     Other equity securities              -         -         245,451    245,451

                                  $ 32,108,125  32,337,888  8,931,367  9,064,320

              Proceeds from sales of investment securities were approximately $83,000 in 1993. Gains of approximately $23,000 were recognized on the 1993 transactions. There were no sales of securities in 1995 and 1994.

              Investment securities with carrying values of approximately $26,493,000 and $36,553,000 at December 31, 1995 and 1994,
              respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

          (4)  LOANS

              Loans outstanding, by classification, are summarized as follows:

                                                         DECEMBER 31,
                                                     1995          1994

    Commercial, financial, and agricultural        $  11,002,816  11,400,250
    Installment and single payment individual          7,782,645   8,368,195
    Real estate - commercial                          29,772,443  25,864,056
    Real estate - residential                         19,208,954  20,887,000
    Real estate - construction                         2,543,379   3,056,551
                                                      70,310,237  69,576,052
              Less unearned income                       225,792     314,637

                                                  $   70,084,445  69,261,415

              At December 31, 1995, 1994, and 1993, the Company was servicing loans for others totaling $5,244,000, $4,340,000, and $4,450,000, respectively.

              At December 31, 1995, the Company had commitments to loan funds on unused lines of credit of approximately 7,710,000.

              The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

              The Company's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations related to off-balance sheet financial instruments as it does for the financial instruments recorded in the consolidated balance sheet. At December 31, 1995, the Company had approximately $2,750,000 and $555,000 of commitments to originate loans and standby letters of credit, respectively.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and residential and commercial real estate. Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party.

          Transactions in the allowance for possible loan losses are summarized as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 1995     1994     1993

    Balance at beginning of year             $  1,047,072     941,671   1,040,313
    Provision charged to operating expense        416,670     735,004     899,000
    Loans charged off                            (335,711) (1,200,700) (1,299,382)
    Recoveries on loans previously charged off    438,109     571,097     301,740

          Balance at end of year             $  1,566,140   1,047,072     941,671

          Nonaccrual loans amounted to $1,261,000 and $1,278,000 at December 31, 1995 and 1994, respectively, and the interest income on the nonaccrual loans which would have been reported for the years ended December 31, 1995, 1994, and 1993 is summarized as follows:

                                                 Years ended December 31,
                                                 1995    1994     1993

           Interest at contracted rate       $ 91,000   182,000   240,000
           Interest recorded as income             -     16,000    -
              Reduction of interest income   $ 91,000   166,000   240,000

          At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2,051,000 (of which $1,261,000 were on a nonaccrual basis). The related allowance for loan losses is $308,000. For the year ended December 31, 1995, the Company recognized $77,000 in interest income on those impaired loans on an accrual basis income recognition method.

          The Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms as those prevailing at the time for comparable transactions with unaffiliated customers. The following table summarizes the activity in these loans during 1995:

                Balance at December 31, 1994                $1,037,000
                New loans                                       36,000
                Repayments                                   (270,000)

                Balance at December 31, 1995                $  803,000

          (5)  PREMISES AND EQUIPMENT

              Premises and equipment are summarized as follows:

                                          Estimated        December 31,
                                         useful lives      1995      1994

          Land                                -     $     388,653    181,257
          Buildings and leasehold
                  improvements             5-20 years   1,440,499   1,956,487
          Furniture, fixtures, and equip    5-6 years   3,405,529   3,208,515
                   Subtotal                             5,234,681   5,346,259
          Less accumulated depreciation
                  and amortization                      2,996,300   2,921,240

                   Net premises and equipment         $ 2,238,381   2,425,019

              Depreciation and amortization expense totaled $643,611, $460,100, and $436,819 for the years ended December 31, 1995, 1994, and 1993.

           (6) INTEREST-BEARING DEPOSITS

              The following is a summary of interest-bearing deposits:

                                                       DECEMBER 31,
                                                      1995      1994

                NOW and money market accounts     $ 29,866,212  27,329,531
                Savings accounts                    15,076,236  15,388,884
                Time deposits of $100,000 or more   13,632,486  21,400,331
                Other time deposits                 18,110,308  18,758,410

                Total interest-bearing deposits   $ 76,685,242  82,877,156

              Interest expense on time deposits of $100,000 or more was approximately $748,000, $591,000, and $484,000 for the years ended December 31, 1995, 1994, and 1993, respectively.


          (7)  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

              Long-term debt and obligations under capital leases consist of the following:

                                                              December 31,
                                                              1995    1994
          Parent:
            Note payable to the Resolution Trust Corporation,
             interest rate adjusted quarterly at the 13-week
             Treasury plus 13 basis points (5.52% at
             December 31, 1995), interest payable quarterly,
             principal due at maturity, April 22, 1996,
             secured by all of the common stock of the Bank
            (see note 13)                                $ 900,000   900,000

            Subordinated note payable to bank at 6% with
             interest payable quarterly, due in equal
             quarterly principal installments of
             $56,250 through December 1995, secured by
             all of the common stock of the Bank          -          225,000

          Bank:
             Obligation under capital lease, implicit
             rate of approximately 17%, monthly payments
             of $15,333 through December 1995             -          168,223

                                                       $   900,000 1,293,223


              The Parent  Company's debt  service requirement  for 1996  is
              $900,000.     See  note  13  for   Parent  Company  liquidity
              discussion.

              The sources of repayment of the above note payable are dividends from the Bank to the Parent Company and alternative financing with other institutions. Management believes regulatory approval will be obtained to pay dividends to service a portion of the note payable principal and interest. The Company has obtained a written commitment dated March 21, 1996 from another financial institution that provides for financing of $900,000 at a rate of prime less 25 basis points to be paid quarterly over five years, which is secured by a pledge of the common stock of the Bank. See notes 13 and 15 for further discussion of dividend restrictions on the Bank.

          (8)  INCOME TAXES

          The Company adopted SFAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $170,000 has been determined as of January 1, 1993 and reported separately in the statement of operations for the year ended December 31, 1993.

              The components of income tax expense (benefit) attributable to income from continuing operations consist of:


                                                      1995    1994     1993

            Federal:
               Current tax (benefit) expense     $  288,281    237,264  (190,871)
               Deferred tax benefit                (213,730)  (211,499)    -

                                                 $   74,551     25,765  (190,871)

              Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1995, 1994, and 1993 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income tax expense (benefit) as follows:

                                                      1995    1994    1993

      Computed "expected" tax expense (benefit)  $  451,348   247,128  (138,426)

      Increase (decrease) in income tax expense
       (benefit) resulting from:

           Tax-exempt interest income, net of
            disallowed interest expense             (40,662)  (73,939)  (86,936)

            Utilization of alternative minimum
            tax credits                            (129,908)     -         -

            Change in the beginning of the year
            balance of the valuation allowance
            for deferred tax assets allocated to
            income tax expense                     (211,000)  (155,222)  33,000

            Other, net                                4,773      7,798    1,491


            Actual income tax expense (benefit)  $   74,551     25,765 (190,871)

              The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                         1995      1994

          Deferred tax assets:
              Loans, principally due to
                 difference in allowance for
                 loan loss and deferred loan fees   $   303,000  286,000
              Alternative minimum tax credit            196,000  326,000
              Postretirement benefit accrual             46,000   37,000
              Unrealized holding losses on
                 securities available for sale           -        40,000
              Premium paid in acquisition                21,000    2,000
              Real estate acquired through
                 foreclosure                             16,000   44,000
              Other                                     104,000   45,000
                     Total gross deferred tax assets    686,000  780,000

                 Less valuation allowance                76,000  287,000
                     Net deferred tax assets            610,000  493,000

          Deferred tax liabilities:
             Building and equipment, principally
                 due to difference in depreciation       51,000  102,000
             Unrealized holding gains on securities
                 available for sale                      45,000   -
              Other                                      -         6,000
                     Total gross deferred liabilities    96,000  108,000

                       Net deferred tax assets       $  514,000  385,000

              In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

              At December 31, 1995, the Company has alternative minimum tax credits of approximately $196,000 for Federal income tax purposes that can be carried forward for an indefinite period. The Company also has, at December 31, 1995, net operating loss carryforwards of approximately $16,428,000 for state income tax purposes, which expire in years 1999 through 2008, and state income tax credits of approximately $235,000 which expire in years 1996 through 2001.


          (9)  EMPLOYEE BENEFITS

             (a)    PENSION PLAN

                In 1994 and 1993, the Company had a noncontributory, defined benefit pension plan which covered substantially all full-time employees. The benefits payable under the plan were based on years of service and the employee's compensation during the last five years of employment. During 1994, the Company approved the curtailment of the pension plan and the establishment of a defined contribution 401(k) plan. In 1995, the Company terminated the pension plan and distributed the net plan assets to the plan participants. In connection with the termination, the Company recorded an expense of $36,469, which represents the final required contribution, net of previously accrued amounts. Pension costs were $36,469, $116,644, and $35,898 for 1995, 1994, and 1993,
                respectively.

                The following sets forth the plan's funding status and other information with respect to the plan at December 31, 1994 giving effect to the curtailment of the plan in 1994:

                                                                    1994

          Actuarial present value of accumulated benefit
          obligations, including vested benefits of
          $1,865,829 at December 31, 1994                    $   2,298,768

          Actuarial present value of projected benefit
            obligations for services rendered to date        $   2,298,768

          Plan assets at fair value, primarily consisting
            of investments in unaffiliated common trust funds    2,146,591

          Deficiency of plan assets under projected benefit
            obligations                                           (152,177)

          Unrecognized prior service costs                         136,378
          Unrecognized losses from experience                        -

          Unamortized transition gain                                -

          Accrued pension cost included in accompanying
            consolidated balance sheets                      $     (15,799)

          Net pension expense for 1994 and 1993 included the following components:

                                                            1994     1993

          Service cost for benefits earned              $ 139,291    87,852
          Interest cost on projected benefit obligations  190,973   170,315
          Actual return on assets                         159,284  (240,076)
          Net amortization and deferral                  (372,904)   17,807

                        Net pension expense             $ 116,644    35,898


                The weighted average discount rate used in determining the actuarial present value of the accumulated and projected benefit obligations was 7.25% in 1994 and 1993. The assumed rate of increase used to project future compensation levels was 4.5% in 1994. The expected long-term rate of return on assets was 9% in 1994 and 1993.

             (b)    DEFINED CONTRIBUTION PLAN

                The Company began sponsoring a defined contribution 401(k) plan during 1994. The plan covers substantially all full-time employees. Employee contributions are voluntary and are limited to $9,240 in 1995 with such amount adjusted for inflation. The Company matches employee contributions at 25% up to a maximum of 6% of compensation. During the years ended December 31, 1995 and 1994, Company contributions to the plan totaled $31,735 and $14,611, respectively.

             (c)    OTHER POSTRETIREMENT BENEFIT PLANS

                In addition to the Company's defined contribution plan, the Company sponsors postretirement medical and life insurance benefits to full-time employees who meet certain minimum age and service requirements. The plan contains cost sharing features with retirees.

                The  following  table  presents  the plan's  funded  status
                reconciled   with   amounts   recognized  in   the   Bank's
                consolidated balance sheets at December 31, 1995 and 1994:

                                                         1995    1994

          Accumulated postretirement benefit
                      obligation                   $ (320,492)  (219,501)
          Unrecognized transition obligation          288,817    304,862
          Unrecognized prior service cost            (132,226)  (139,185)
          Unrecognized actuarial cost                  27,106    (55,203)


          Accrued postretirement benefit cost
            included in other liabilities           $(136,795)  (109,027)

          Net period postretirement benefit cost includes the following components:

                                                          1995    1994

                  Service cost                        $  12,322  23,994
                  Interest cost                          18,221  24,093
                  Net amortization                        7,472  12,414

          Net periodic postretirement benefit cost    $  38,015  60,501



          For measurement purposes, a 9% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996; the rate was assumed to decrease gradually to 5% over 28 years and remain level thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate is not significant. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.50% at January 1, 1995 and 7.00% at December 31, 1995.


          (10) COMMITMENTS AND CONTINGENT LIABILITIES

          The Bank has an employment agreement, expiring in June 1998, with its president and chief executive officer whereby such officer can earn bonuses each year equivalent to 30% of his base salary if certain predetermined performance goals are met. No bonuses have been accrued or paid under the provisions of the agreement as of December 31, 1995, 1994, or 1993.

          The  Company  leased  computer  equipment  under  capital  lease
          agreements  which expired  in  1995.    Premises  and  equipment
          includes the following amounts related to these leased assets:

                                                       DECEMBER 31,
                                                       1995    1994

          Total cost of leased assets              $ 687,000  687,000
          Less accumulated amortization              687,000  545,000

                                                   $   -      142,000

              Amortization of capital leases is included in depreciation expense.

              As of December 31, 1995, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and in the aggregate are as follows:

               YEAR ENDED DECEMBER 31:
                    1996                                   $   254,067
                    1997                                       254,067
                    1998                                       254,067
                    1999                                       254,067
                    2000                                       254,067


                                                          $  1,270,335

              The Company has entered into a noncancelable operating lease agreement for its main office facility. Rental expense under this agreement in 1995, 1994, and 1993 approximated $254,000, $254,000, and $393,000, respectively.

              The Bank has entered into long-term license agreements for the operation of branch offices in supermarkets which expire in 2013. Future minimum license fee payments under these agreements at December 31, 1995 for the next five years and in the aggregate are as follows:

              YEAR ENDED DECEMBER 31,

                  1996                         $  98,100
                  1997                            90,033
                  1998                            97,675
                  1999                           101,800
                  2000                           101,800
                  Thereafter                   1,437,880

                                              $1,927,288

              License fee expense associated with these agreements for 1995, 1994, and 1993 amounted to $125,000, $231,000, and
              $220,000, respectively.

              The Company or its subsidiary are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's consolidated financial position.

          (11) SHAREHOLDERS'  EQUITY

              On December 21, 1994, the Board of Directors approved a 2% stock dividend payable on January 3, 1995. All weighted average share and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the effect of the additional shares outstanding resulting from this stock dividend.



           (12)     FAIR VALUE OF FINANCIAL INSTRUMENTS

              FAS 107, " Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involved uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Company s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company s financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

              The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

               (a)  CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

                  Fair value equals the carrying value of such assets.

               (b)  INVESTMENT SECURITIES

                  The fair value of investment securities is based on quoted market prices.

               (c)  LOANS

                  The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market discount rate that reflects the credit and interest rate risk inherent in the loan portfolio.
                  The estimated maturity is based on the Company s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.


                (d) DEPOSITS

                  As required by FAS 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW accounts, savings, and money market deposit accounts, is equal to the carrying value.
                  Certificates of deposit have been valued using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities.

                (e)  BORROWINGS

                  The fair value of borrowings has been determined using discounted cash flows. The discount rate used is based on estimated market rates for borrowings of similar remaining maturities.

                  The carrying value and estimated fair value of the Company's financial instruments at December 31, 1995 are as follows (in thousands):

                                                     CARRYING  ESTIMATED
                                                      AMOUNT   FAIR VALUE
                    Financial assets:
                      Cash and due from banks      $  10,015     10,015

                      Federal funds sold           $   4,000      4,000

                      Investment securities        $  41,172     41,402

                      Loans, net                   $  68,518     68,891

                    Financial liabilities:
                      Deposits                     $  116,370   116,339

                      Notes payable                $      900       900



          (13) CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

              The following represents parent only financial information of Citizens Bancshares Corporation.

                              CONDENSED BALANCE SHEETS

                                                         DECEMBER 31,
                         ASSETS                          1995       1994

                Cash                                $     16,738      29,532
                Investment in bank subsidiary,
                  at equity                           10,438,364   9,387,899
                 Other assets                             28,061       4,275

                                                    $ 10,483,163   9,421,706

                LIABILITIES AND SHAREHOLDERS' EQUITY
                   Liabilities:
                   Long-term debt                   $    900,000   1,125,000
                   Accrued interest payable               12,522      11,251
                                                         912,522   1,136,251
                   Shareholders' equity:
                   Common stock                        1,329,684   1,329,684
                   Additional paid-in capital          1,470,210   1,470,210
                   Retained earnings                   6,683,000   5,563,024
                   Unrealized holding gains (losses)
                     on investmentsecurities available
                     for sale, net                        87,747     (77,463)
                   Total shareholders' equity          9,570,641   8,285,455

                                                    $ 10,483,163   9,421,706


                          CONDENSED STATEMENTS OF OPERATIONS
                                                    YEARS ENDED DECEMBER 31,
                                                       1995    1994    1993

          Income - dividends from bank subsidiary   $ 450,000  300,000  82,500
          Expenses:
                Interest                               60,464   51,620  29,700
                Other                                  45,633   39,754  51,747
                   Total expenses                     106,097   91,374  81,447

                   Earnings before income taxes
                   and equity in undistributed
                   earnings of subsidiary             343,903  208,626   1,053

              Income tax benefit, including
               cumulative effect of a change in
               method of accounting for income
               taxes - allocated from consolidated
               income tax return                       23,786   18,275  27,694

                   Earnings before equity in
                   undistributed earnings of
                   subsidiary                         367,689  226,901  28,747

              Equity in undistributed earnings
               (excess of distributions over
                equity in earnings) of
                subsidiary                           885,255  474,180 (415,014)

                    Net earnings (loss)          $ 1,252,944  701,081 (386,267)

                          CONDENSED STATEMENTS OF CASH FLOWS
                                                   YEARS ENDED DECEMBER 31,
                                                       1995     1994   1993

              Cash flows from operating activities:
                Net earnings (loss)          $  1,252,944   701,081   (386,267)
                Adjustments to reconcile
                  net earnings (loss)to net
                  cash provided by operating
                  activities: (Equity in
                  undistributed earnings)
                  excess of distributions
                  over equity in earnings
                  of subsidiary                   (885,255)  (474,180) 415,014

                  Increase in other liabilities      1,271     11,251     -

                  Increase in other assets         (23,786)    (4,275) (27,693)

                      Net cash provided by
                       operating activities        345,174    233,877    1,054

              Cash flows from investing activities:
                   Capital contribution to Bank       -      (900,000)    -

              Cash flows from financing activities:
                  Proceeds from long-term debt        -       900,000     -
                  Payments on long-term debt      (225,000)  (225,000)    -
                  Dividends paid                  (132,968)    -          -

                   Net cash provided by (used in)
                       financing activities       (357,968)   675,000    -

              Net increase (decrease) in cash      (12,794)     8,877    1,054

              Cash at beginning of year              29,532   20,655    19,601
              Cash at end of year                 $  16,738   29,532    20,655

              Bank regulatory authorities require that banks and their holding companies maintain a minimum ratio of primary capital, as defined, to total assets of approximately 6%. Additionally, banks and their holding companies are subject to certain risk-based capital requirements according to their respective asset composition. At December 31, 1995, the Parent Company and the Bank were in compliance with these requirements and the more restrictive capital requirements discussed in note 15.

              The amount of dividends paid to the Parent Company from the Bank is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels and will require prior approval from regulatory authorities. The Georgia Department of Banking and Finance (the "DBF") requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. During 1993, the Bank paid dividends in excess of those available and, accordingly, received prior approval from the DBF. The amount of cash dividends available from the Bank for payment in 1996 is approximately $668,000, subject to maintenance of required capital. As a result of these regulatory limitations, at December 31, 1995, approximately $9,770,000 of the Parent Company's investment in consolidated bank subsidiary of $10,438,000 was restricted from transfer by the Bank to the Parent Company in the form of cash dividends.

               Currently, without prior approval of the DBF and Federal Reserve Bank of Atlanta, normal dividends from the Bank will not be sufficient to repay the entire RTC note payable due on April 22, 1996. Management believes that the combination of Bank dividends and other capital and financing alternatives will be sufficient to satisfy its debt obligations. The Company has obtained a written commitment dated March 21, 1996 from another financial institution that provides for financing of $900,000 at a rate of prime less 25 basis points to be paid quarterly over five years, which is secured by a pledge of the common stock of the Bank. Refer to note 15 for further discussion on regulatory restrictions.

          (14) SUPPLEMENTARY INCOME STATEMENT INFORMATION

             Components  of other operating  expenses in  excess of  1% of total income for the respective years are as follows:

                                                   1995    1994     1993
              Other operating expenses:
               Professional services - legal  $  219,000  225,000   231,000
               Professional services - other     179,000  162,000   156,000
               Stationery and supplies           179,000  226,000   230,000
               Advertising                       152,000  118,000   203,000
               Data processing                   135,000  187,000   191,000
               Postage                           195,000  158,000   265,000
               Telephone                         157,000  185,000   139,000
               FDIC insurance premiums           185,000  276,000   275,000
               Other losses                      217,000  352,000   211,000
               Real estate acquired through
                    foreclosure                  107,000   67,000   201,000


          (15) REGULATORY MATTERS

              In January 1989, the Federal Reserve Board adopted risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be composed of common stock, related surplus, and retained earnings ("Tier 1 Capital"). The remainder may consist of a limited amount of loan loss reserves ("Tier 2 Capital"). In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies of 3% of Tier 1 Capital to average total assets.

              The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.


              The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically
              undercapitalized."         Institutions    categorized     as
              "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary Federal regulator or by the FDIC, including requirement to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within 90 days.

              The following table summarizes the Bank's regulatory capital and the required minimum amounts at December 31, 1995 under existing regulations:

                                                                Required
                                      Regulatory capital    minimum amount
                                       Percent  Amount      Percent  Amount
                                         (Unaudited)         (Unaudited)



           Primary and total capital   9.04%  $11,736,000  7.53%*  $9,776,000

           Risk-based capital         14.86%  $11,287,000  8.00%   $5,978,000

               *Under the Board  Resolution dated March 15,  1995, the
                 Bank's required primary capital requirement is 7.53% rather than the established regulatory percentage of 7.00%.

              The Board of Directors of the Bank entered into a Board Resolution (the "Agreement") dated March 15, 1995, with the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta ("Regulatory Authorities") to take corrective actions, which if not taken, could result in further regulatory sanctions. The Agreement replaces the Memorandum of Understanding under which the Bank had been operating since February 27, 1990. The Agreement includes limits on payment of dividends without the prior written approval of the Regulatory Authorities, requires continued improvement in asset quality with quarterly reporting in the lending area, maintenance of adequate capital levels, submission of a budget on an annual basis, implementation of management review and succession, and requires quarterly compliance reporting to the Regulatory Authorities on a timely basis. At December 31, 1995, management believes the Company is operating in compliance with the Agreement.