Form 10QSB
period 1996-03-31
CITIZENS BANCSHARES CORP /GA/
filed 1996-05-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                      FORM 10 - QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                    EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1996

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

       For the transition period from  ____________ to  _____________

                  Commission File No:  0 - 14535

                   CITIZENS BANCSHARES CORPORATION
           (Name of small business issuer in its charter)


              Georgia                        58 - 1631302
(State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)


175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia      30303
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code:           (404) 659 - 5959


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the 90 days.   Yes  X       No       .

State the number of shares outstanding if each of the issuer's classes of common equity as of the latest practicable date: 1,329,684 shares of Common Stock, $1.00 par value, outstanding on May 1, 1996.


Part I. Financial Information:
                 Citizens Bancshares Corporation and Subsidiary
                          Consolidated Balance Sheets
                    March 31, 1996 and December 31, 1995
           (unaudited-amounts in thousands, except per share amounts)
                      ASSETS
                                                         1996         1995


     Cash and due from banks                      $     8,901       10,015
     Federal funds sold                                 8,500        4,000
     Investment securities:
       Held to maturity                                32,602       32,108
       Available for sale                              12,393        9,064
              Total investments                        44,995       41,172

     Loans, net of unearned income                     71,350       70,084
        Less allowance for possible loan losses         1,546        1,566
              Loans, net                               69,804       68,518

     Premises and equipment, net                        2,154        2,238
     Real estate acquired through foreclosure             112          166
     Other assets                                       3,030        2,279

               Total assets                       $   137,496      128,388


          LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
       Deposits:
          Noninterest-bearing                     $    41,286       39,694
          Interest-bearing                             83,911       76,685
                   Total deposits                     125,197      116,379

       Treasury, tax and loan account                     465          173
       Long-term debt and obligations under capital       900          900
       Other liabilities                                1,205        1,366
                   Total liabilities                  127,767      118,818

     Shareholders' equity:
       Common stock-$1 par value.  Authorized
         5,000,000 shares; issued and outstanding
        1,329,684 shares                                1,330        1,330
     Additional Paid-In Capital                         1,470        1,470
     Unrealized (loss)gain on available for sale sec      (21)          87
     Retained earnings                                  6,950        6,683
               Total shareholders' equity               9,729        9,570

               Total liabilities and sharehol     $   137,496      128,388

                 Citizens Bancshares Corporation and Subsidiary
                     Consolidated Statements of Earnings
           (unaudited-amounts in thousands, except per share amounts)
                                                               Three  Months
                                                                 Ended March
                                                         1996         1995

     INTEREST INCOME:
       Loans, including fees                      $     1,588        1,541
       Investment securities
             Taxable                                      656          671
             Tax-exempt                                    22           39
       Federal funds sold                                 133          127
                 Total interest income                  2,399        2,378

     INTEREST EXPENSE:
       Deposits                                           703          707
       Treasury tax, and loan account                       2            8
       Long-term debt and obligation under capital lease   13           24
                 Total interest expense                   718          739

                 Net interest income                    1,681        1,639

       Provision for possible loan losses                 -            125
                 Net interest income after provision
                 for possible loan losses               1,681        1,514

     NONINTEREST INCOME:
       Service charges on deposit accounts                931          884
       Other operating income                             129          103
                 Total noninterest income               1,060          987

     NONINTEREST EXPENSE:
       Salaries and employee benefits                   1,238        1,167
       Net occupancy and equipment                        498          421
       Other operating expenses                           666          646
                 Total other expense                    2,402        2,234

                 Earnings before income taxes             339          267

         Income tax expense                                72           33

                 Net earnings                     $       267          234


         Net earnings per common share            $      0.20         0.18

         Average outstanding shares                     1,330        1,330

See accompanying notes to consolidated financial statements.

                   Citizens Bancshares Corporation and Subsidiary
                       Consolidated Statements of Cash Flows
                    Three months ended March 31, 1996 and 1995
            (unaudited-amounts in thousands, except per share amounts)

                                                         1996        1995

 Cash flows from operating activities:
   Net earnings                                   $       267         234
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Provision for possible loan losses                    -          125
     Depreciation and amortization                        149         137
     Amortization (accretion), net                          8        (33)
     Accretion (amortization) of deferred loan fees      (25)          41
     Gain on sale of real estate                            -        (37)
     Increase in other assets                           (170)        (69)
     (Decrease)increase in accrued expenses
        and other liabilities                           (161)         77

      Net cash provided by operating activities            68        475

Cash flows from investing activities:
   Proceeds from maturities of investment securities
     held to maturity                                   6,008      2,082
   Proceeds from maturities of investment securities
     available for sale                                   500        550
   Purchases of investment securities
     held to maturity                                 (6,500)    (1,761)
   Purchases of investment securities
     available for sale                               (3,999)    (1,019)
   Net  (increase) decrease in loans                  (1,275)        233
   Purchases of premises and equipment                  (580)       (81)
   Proceeds from sale of real estate acquired
    through foreclosure                                    54        297

     Net cash (used) provided by investing activities (5,792)        301

Cash flows from financing activities:
   Net increase in demand deposits and savings
    accounts                                            1,592     12,092
   Net increase (decrease) in time deposits             7,226    (1,918)
   Principal payment on long-term debt and
     obligations under capital lease                       -        (96)
   Net increase (decrease) in treasury, tax
     and loan account                                     292      (173)

     Net cash provided by  financing activities         9,110      9,905

   Net increase in cash and cash equivalents            3,386     10,681

Cash and cash equivalents at beginning of period       14,015     16,075

Cash and cash equivalents at end of period        $    17,401     26,756

Supplemental disclosures of cash paid during the period for:
  Interest                                        $       719        682

  Income taxes                                    $       159        109

Supplemental disclosures of noncash transactions:
  Real estate acquired through foreclosure        $        14         15

See accompanying notes to consolidated financial statements.


         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                     March 31, 1996 and 1995
                           (unaudited)

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

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary ( the "Company" ) as of March 31, 1996 and for the three months ended March 31,1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature.


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

The FASB also has issued SFAS No. 118, " Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," that amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by not requiring additional disclosures about how a creditor recognizes interest income on impaired loans. SFAS No. 118 is to be implemented concurrently with SFAS No. 114.

On January 1, 1995, the Company adopted the provisions of SFAS No. 114 and 118. Under the provisions of SFAS 114 and 118, the allowance for loan losses related to loans that are identified for evaluation with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the underlying collateral for certain collateralized dependent loans. Prior to 1995, the allowance for loan losses was based upon non-discounted cash flows or the fair value of the collateral dependent loans. The adoption of SFAS No. 114 and 118 required no increase in the allowance for loan losses and had no impact on net income in 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.

A loan is considered impaired when the ultimate collectibility of the impaired loan's principal is in doubt, wholly or partially, and all cash receipts are applied to principal. When this doubt exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance is reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been forgone. Future cash receipts are recorded as recoveries of amounts previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

At March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was approximately $1,347,000 (of which approximately $521,000 were on a nonaccrual basis). The related allowance for loan losses is approximately $196,000. For the Three months ended
March 31, 1996, the Company recognized no interest income on these impaired loans on an accrual basis.

          CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                Selected Statistical Information

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure and repossessed assets. Nonperforming loans consist of loans which are pastdue with respect to principal or interest more than 90 days or have been placed on nonaccrual status and restructured loans.

Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or they become contractually in default for 90 days or more as to either interest or principal unless the loan is well secured and in process ofcollection.
When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans unless management feels the accrued interest is recoverable through the liquidation of the collateral.

With the exception of the loans included within nonperforming assets in the table below, management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which(1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent any information on material credits which management is aware that causes management to have serious doubts as to the abilities of such borrower to comply with the loan repayment terms.

Nonperforming loans decreased approximately $435,000 to $826,000 at March 31, 1996, from $1,261,000 at December 31, 1995. Real estate acquired through foreclosure decreased approximately $54,000 or 33% from $166,000 at December 31, 1995 to $112,000 at March 31, 1996. Nonperforming assets represented 1.31% of loans, net of unearned income and real estate acquired through foreclosure at March 31, 1996 as compared to 2.03% at December 31, 1995.

          CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                Selected Statistical Information

The decrease in nonperforming assets relative to loans, net of unearned income and real estate acquired through foreclosure, reflects management's continuous effort to reduce nonperforming assets.  The table below presents a summary of the Company's nonperforming assets at March 31, 1996 and December 31, 1995.
                                   1996           1995
                                   (Amounts in thousands, except
                                    financial ratios)
Nonperforming assets:
   Nonperforming loans:
     Nonaccrual loans                $          826              1,261
     Past-due loans                             -                   -
          Nonperforming loans                   826              1,261

   Real estate acquired through foreclosure     112                166
          Total nonperforming assets  $         938              1,427


Ratios:
   Nonperforming loans to loans, net of
      unearned income                          1.16%               1.80

   Nonperforming assets to loans(net of unearned
      income) and real estate acquired through
      foreclosure                              1.31%               2.03

   Nonperforming assets to total assets        .68 %               1.11

  Allowance for possible loan losses to
      nonperforming loans                    187.17%             124.19

  Allowance for possible loan losses
      to nonperforming assets                164.82%             109.74

Interest income on nonaccrual loan which would have been reported for the three months ended March 31, 1996 totaled approximately $219,000. The Company recorded approximately $123,000 interest income on these loans for the three months period.

         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                Selected Statistical Information

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table summarizes  loans, changes in the allowance for possible loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the period ended March 31, 1996 and
December 31, 1995.
                                                     1996          1995

Loans, net of unearned income                 $     71,350         70,084

Average loans, net of unearned income and the
    allowance for possible loan losses        $     67,981         68,325

Allowance for possible loans losses at the
    beginning of year                         $      1,566          1,047

Loans charged off:
    Commercial, financial, and agricultural              1            171
    Real estate- mortgage                               32             66
    Installment loans to individuals                    41             99
     Total loans charged off                            74            336

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural             11            266
    Real estate- mortgage                                9             52
    Installment loans to individuals                    34            120
     Total loans recovered                              54            438

     Net loans charged off (recovered)                  20          (102)

Additions to allowance for possible loan losses
     charged to operating expense                       -             417

Allowance for possible loan losses at
     period end                              $       1,546          1,566

Ratio of net loans charged off (recovered) to
    average loans, net of unearned income and
    the allowance for possible loan losses            .03%             (.15)

Allowance for possible loan losses to loans, net of
   unearned income                                   2.17%             2.23


Credit reviews of the loan portfolio designed to identify potential charges to the allowance for possible loan losses, as well as to determine the adequacy of the allowance for possible loans losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for possible loan losses is adequate at March 31, 1996.

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is suspectible to changes in the market conditions in the metropolitan Atlanta area.


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

The following discussion is of the Company's financial condition as of March 31, 1996 and the changes in financial condition and results of operations for the three month period ended March 31, 1996 and 1995.


RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the first quarter 1996 increased approximately $42,000 or 3% for the three month period over the three month period of 1995. The ombination of higher levels of market interest rates and a $1 million increase in the excess of average earning assets over average interest-bearing liabilities increased the Company's net interest margin to 5.65% compared to 5.42% in 1995.

Provision for possible loan losses:
The provision for possible loan losses is a charge to earnings that management considers necessary to maintain an adequate allowance for possible loan losses. The provision for loan losses decreased $125,000 in 1996 as compared to the provision in 1995. Higher levels of recoveries from loans previously charged off as compared to prior years contributed to the decrease in the provision for possible loan losses. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions.
As of March 31, 1996, the allowance for possible loan losses was approximately 2.17% of loans, net of unearned income which is comparable to prior year. Management feels that this level of allowance is adequate.

Noninterest income:
Noninterest income increased approximately $73,000 or 7% for the three month period ended March 31, 1996 as compared to the same period in 1995. The increase in noninterest income is due to an increase in service charges on deposits of 47,000 or 5% and to an increase in other operating income of $26,000 or 25%.

Noninterest expense:
Noninterest expense increased approximately $168,000 or 8% during the three month period as compared to the same period in 1995. The increase is attributable to salaries and employee benefits and occupancy expense of
$71,000 and $77,000, respectively.   The increase in salaries and employee
benefit costs is due to normal salary adjustments. The increase in occupancy expense is due to normal depreciation and the lease of computer equipment.



Net earnings:
The Company had net earnings of approximately $267,000 or $0.20 per share during the first quarter ended 1996 as compared to $234,000 or $0.18 per share in 1995. The $33,000 or 14% increase in net earnings as compared to 1995 is attributable to a combination of improved net interest income, noninterest income and reduction in provision for possible loan losses of $42,000, $73,000 and $125,000, respectively which was offset by an increase in noninterest expense of approximately $168,000.


LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At March 31,1996, approximately 22% of the investment portfolio matures within the next year, 60% after one year but before five years. In addition, federal funds sold averaged approximately $10.4 million during the three month period ended March 31, 1996. The Company is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

CAPITAL RESOURCES

The Company has maintained an adequate level of primary capital as measured by its shareholders' equity and the allowance for possible loan losses to adjusted total assets of approximately 8.62% at March 31, 1996 and 9.04% at December 31, 1995.

The Board of Directors of the Bank entered into a Board Resolution (the "Resolution") dated March 15, 1995 with the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta ("Regulatory Authorities") to take certain corrective actions, which if not taken could result in further regulatory sanctions. The Board Resolution replaces the Memorandum of Understanding for which the Bank previously operated under. The Resolution includes provisions on asset quality, capital adequacy and management succession; requires the Bank to improve its information system controls; specifies that the Bank shall maintain at least a 7.53% primary capital to adjusted total assets ratio during the term of the Agreement; and limits the payment of dividends without the prior written consent of the Regulatory Authorities. The Bank is in compliance with the Resolution.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on May 1, 1996 and the following individuals were elected to the Board of Directors Herman J. Russell, William
L. Gibbs, William G. Anderson, Thomas E. Boland, Johnnie L. Clark, Norris L.
Connally, H. Jerome Russell, R. K. Sehgal and Odie C. Donald.   There were
907,021.57 votes for, zero against and 422,662.43 non votes for the election of the above mentioned Board members.

ITEM 5.      OTHER INFORMATION

                  None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  None


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS BANCSHARES CORPORATION



Date:   March 14, 1996  By:         /s/ William L. Gibbs
                                   William L. Gibbs
                                   President and Chief Executive Officer

Date:   March 14, 1996  By:        /s/ Ann I. Scott
                                   Ann I. Scott
                                   Senior Vice President and Controller