Form 10QSB
period 1996-06-30
CITIZENS BANCSHARES CORP /GA/
filed 1996-08-14
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                      FORM 10 - QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                  EXCHANGE ACT OF 1934

        For the quarterly period ended       June 30, 1996

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

State the number of shares outstanding if each of the issuer's classes of common
equity as of the latest practicable date:   1,329,684 shares of Common Stock,
$1.00 par value, outstanding on August 1, 1996.

Part I. Financial Information:
                Citizens Bancshares Corporation and Subsidiary
                         Consolidated Balance Sheets
                    June 30, 1996 and December 31, 1995
          (unaudited-amounts in thousands, except per share amounts)
                     ASSETS
                                                         1996         1995


     Cash                                        $      7,753       10,015
     Federal funds sold                                 -            4,000
     Investment securities:
       Held to maturity                                32,583       32,108
       Available for sale                              13,724        9,064
              Total investments                        46,307       41,172

     Loans, net of unearned income                     73,722       70,084
        Less allowance for possible loan losses         1,540        1,566
              Loans, net                               72,182       68,518

     Premises and equipment, net                        3,019        2,238
     Real estate acquired through foreclosure             136          166
     Other assets                                       2,284        2,279

               Total assets                       $   131,681      128,388


          LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
     Deposits:
          Noninterest-bearing                     $    42,166       39,694
          Interest-bearing                             75,607       76,685
                   Total deposits                     117,773      116,379

     Treasury, tax and loan account                       567          173
     Federal Funds Purchased                            1,600        -
     Long-term debt and obligations under capital
      lease                                               855          900
     Other liabilities                                  1,020        1,366
                   Total liabilities                  121,815      118,818

     Shareholders' equity:
     Common stock-$1 par value.  Authorized
         5,000,000 shares; issued and outstanding
        1,329,684 shares                                1,330        1,330
     Additional Paid-In Capital                         1,470        1,470
     Unrealized (loss)gain on available for sale
       securities                                        (125)          87
     Retained earnings                                  7,191        6,683
               Total shareholders' equity               9,866        9,570

    Total liabilities and shareholders' equity    $   131,681      128,388

See accompanying notes to consolidated financial statements.

                Citizens Bancshares Corporation and Subsidiary
                     Consolidated Statements of Earnings
         (unaudited-amounts in thousands, except per share amounts)
                                              Three  Months        Six  Months
                                               Ended June         Ended June 30,
                                            1996     1995         1996       1995

INTEREST INCOME:

Loans, including fees                  $   1,658      1,625       3,246      3,166
Investment securities
Taxable                                      751        693       1,407      1,364
Tax-exempt                                    19         26          41         65
Federal funds sold                           117        148         250        275
    Total interest income                  2,545      2,492       4,944      4,870

INTEREST EXPENSE:
Deposits                                     700        751       1,403      1,458
Treasury tax, and loan account                 1          2           3         10
Long-term debt and obligation under capital
 lease                                        16         22          29         46
Total interest expense                       717        775       1,435      1,514

    Net interest income                    1,828      1,717       3,509      3,356

Provision for possible loan losses            -         125        -           250
Net interest income after provision for
       possible loan losses                1,828      1,592       3,509      3,106

NONINTEREST INCOME:
Service charges on deposit accounts          938        947       1,869      1,831
Other operating income                        57         64         186        167
    Total noninterest income                 995      1,011       2,055      1,998

NONINTEREST EXPENSE:
Salaries and employee benefits             1,356      1,209       2,594      2,376
Net occupancy and equipment                  359        397         857        818
Other operating expenses                     796        762       1,462      1,408
    Total other expense                    2,511      2,368       4,913      4,602

    Earnings before income taxes             312        235         651        502

    Income tax expense                        70         43         142         76

    Net earnings                     $       242        192         509        426


    Net earnings per common share    $      0.18       0.14        0.38       0.32

    Average outstanding shares             1,330      1,330       1,330      1,330
See accompanying notes to consolidated financial statements.


                Citizens Bancshares Corporation and Subsidiary
                       Consolidated Statements of Cash Flows
                     Six months ended June 30, 1996 and 1995
           (unaudited-amounts in thousands, except per share amounts)
                                                                 1996        1995

Cash flows from operating activities:
   Net earnings                                           $       509         426
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Provision for possible loan losses                            -          250
     Depreciation and amortization                                305         291
     Amortization (accretion), net                                 17         (57)
     Amortization (accretion) of deferred loan fees                15         (66)
     Gain on sale of real estate                                   -           (5)
     Increase in other assets                                    (158)         19
     (Decrease) increase in accrued expenses and other
       liabilities                                               (346)        251

      Net cash provided by operating activities                   342       1,109

Cash flows from investing activities:
    Proceeds from maturities of investment securities
     held to maturity                                           6,414       5,401
    Proceeds from maturities of investment securities
     available for sale                                         1,000       1,550
    Purchases of investment securities held to maturity        (6,500)     (2,761)
    Purchases of investment securities available for sale      (6,370)     (4,019)
    Net increase in loans                                      (3,771)       (630)
    Purchases of premises and equipment                          (841)        (99)
    Proceeds from sale of real estate acquired through
      foreclosure                                                 121         569

      Net cash (used) provided by investing activities         (9,947)         11

Cash flows from financing activities:
    Net increase in demand deposits                             2,472       5,707
    Net decrease in time deposits                              (1,078)     (4,035)
    Net increase in federal funds purchased                     1,600        -
    Principal payment on long-term debt and
     obligations under capital lease                              (45)       (193)
    Net increase in treasury, tax and loan account                394          12

      Net cash provided by financing activities                 3,343       1,491

      Net (decrease) increase in cash and cash equivalents     (6,262)      2,611

     Cash and cash equivalents at beginning of period          14,015      16,075

     Cash and cash equivalents at end of period           $     7,753      18,686

Supplemental disclosures of cash paid during the period for:
    Interest                                              $     1,412       1,432

    Income taxes                                          $       294         159

Supplemental disclosures of noncash transactions:
    Real estate acquired through foreclosure              $        92          15

See accompanying notes to the consolidated financial statements.

             CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
             Notes to the Consolidated Financial Statements
                          June 30, 1996 and 1995
                               (unaudited)

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

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary ( the "Company" ) as of June 30, 1996 and for the three and six month periods ended March 31,1996 and June 30, 1996, respectively and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and six month periods have been included. All adjustments are of a normal recurring nature.


2.   ACCOUNTING AND REGULATORY MATTERS

The Financial Accounting Standards Board (FASB) has issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at either the present value of expected cash flows, market price of the loan, or value of the underlying collateral. Discounted cash flows are required to be computed at the loan s original effective interest rate.

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

On January 1, 1995, the Company adopted the provisions of SFAS No. 114 and 118. Under the provisions of SFAS 114 and 118, the allowance for loan losses related to loans that are identified for evaluation with SFAS No. 114 is based on discounted cash flows using the loan s initial effective interest rate or the fair value of the underlying collateral for certain collateralized dependent loans. Prior to 1995, the allowance for loan losses was based upon non-discounted cash flows or the fair value of the collateral dependent loans. The adoption of SFAS No. 114 and 118 required no increase in the allowance for loan losses and had no impact on net income in 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.

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

At June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was approximately $1,328,000 (of which approximately $807,000 were on a nonaccrual basis). The related allowance for
loan losses is approximately $199,000.    For the six month period ended
June 30, 1996, the Company recognized, on an accrual basis, $8,000 in interest income on these impaired loans.

The FASB also issued SFAS No. 122, Accounting for Mortgage Servicing Rights an amendment of SFAS Statement No. 65, (SFAS 122). SFAS 122 amends SFAS 65 and requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others regardless of whether their servicing rights are acquired through the purchase or origination of mortgage loans.
SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance.
On January 1, 1995, the Company adopted the provisions of SFAS 122. However, such adoption did not have a material impact on the Company's consolidated financial statements.

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

With the exception of the loans included within nonperforming assets in the table below, management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which(1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent any information on material credits which management is aware that causes management to have serious doubts as to the abilities of such borrowers to comply with the loan repayment terms.

Nonperforming loans decreased approximately $432,000 to $829,000 at June 30, 1996, from $1,261,000 at December 31, 1995. Real estate acquired through foreclosure decreased approximately $30,000 or 18% from $166,000 at December 31, 1995 to $136,000 at June 30, 1996. Nonperforming assets represented 1.31% of loans, net of unearned income and real estate acquired through foreclosure at June 30, 1996 as compared to 2.03% at December 31, 1995.

              CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                     Selected Statistical Information

The decrease in nonperforming assets relative to loans, net of unearned income and real estate acquired through foreclosure, reflects management s continuous effort to reduce nonperforming assets.  The table below presents a summary of the Company's nonperforming assets at June 30, 1996 and December 31, 1995.
                                                 1996                 1995
                                               (Amounts in thousands, except
                                                financial ratios)
Nonperforming assets:
   Nonperforming loans:
        Nonaccrual loans                $          807                  1,261
        Past-due loans                              22                    -
     Nonperforming loans                           829                  1,261

   Real estate acquired through foreclosure        136                    166
        Total nonperforming assets      $          965                  1,427


Ratios:
   Nonperforming loans to loans, net of
      unearned income                             1.12%                   1.80

   Nonperforming assets to loans(net of unearned
      income) and real estate acquired through
      foreclosure                                 1.31%                   2.03

  Nonperforming assets to total assets             .73 %                  1.11

   Allowance for possible loan losses to
      nonperforming loans                        185.77%                124.19

   Allowance for possible loan losses
      to nonperforming assets                    159.59%                109.74


Interest income on nonaccrual loans which would have been reported for the three and six month periods ended June 30, 1996 totaled approximately $18,000 and $31,000, respectively, as compared to $29,000 and $54,000 in 1995. The Company did not record interest income on these loans for the six months period ended
June 30, 1996.

          CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                 Selected Statistical Information

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table summarizes  loans, changes in the allowance for possible loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the period ended June 30, 1996 and
December 31, 1995.
                                                        1996           1995

Loans, net of unearned income                       $   73,722          70,084

Average loans, net of unearned income and the
   allowance for possible loan losses               $   70,854          68,325

Allowance for possible loans losses at the
   beginning of year                                $    1,566           1,047

Loans charged off:
   Commercial, financial, and agricultural                  19             171
   Real estate- mortgage                                    80              66
   Installment loans to individuals                         50              99
       Total loans charged off                             149             336

Recoveries of loans previously charged off:
   Commercial, financial, and agricultural                  13             266
   Real estate- mortgage                                    69              52
   Installment loans to individuals                         41             120
       Total loans recovered                               123             438

       Net loans charged off (recovered)                    26            (102)

Additions to allowance for possible loan losses
     charged to operating expense                           -              417

Allowance for possible loan losses at period end   $     1,540           1,566

Ratio of net loans charged off (recovered) to average
   loans, net of unearned income and the allowance
   for possible loan losses                                .04%           (.15)

Allowance for possible loan losses to loans, net of
   unearned income                                        2.09%            2.23


Credit reviews of the loan portfolio designed to identify potential charges to the allowance for possible loan losses, as well as to determine the adequacy of the allowance for possible loans losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for possible loan losses is adequate at June 30, 1996.

A substantial portion of the Company s loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company s loan portfolio is susceptible to changes in the market conditions in the metropolitan Atlanta area.


                  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

Citizens Bancshares Corporation ( the "Company" ), a one-bank holding company, provides a full range of commercial banking services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiary, Citizens Trust Bank ( the "Bank" ). The Bank operates under a state charter serves and its customers through eight full service branches.

The following discussion is of the Company's financial condition as of June 30, 1996 and the changes in financial condition and results of operations for the three and six month periods ended June 30, 1996 and 1995.


RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets over interest paid on interest-bearing liabilities. Net interest income for the three and six month periods ended June 30, 1996 increased approximately $111,000 and $153,000 or 6% and 5%, respectively, over the three and six month periods of 1995. Higher levels of market interest rates increased the Company's net interest margin to 5.79% compared to 5.56% in 1995.

Provision for possible loan losses:
The provision for possible loan losses is a charge to earnings that management considers necessary to maintain an adequate allowance for possible loan losses. The provision for loan losses decreased $125,000 and $250,000 for the three and six month periods ended June 30,1996, respectively, as compared to the same period in 1995. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. As of June
30, 1996, the allowance for possible loan losses was approximately 2.09% of loans, net of unearned income which is comparable to prior year. Management feels that this level of allowance is adequate.

Noninterest income:
Noninterest income decreased approximately $16,000 or 2% for the three month period ended June 30, 1996 and increased approximately $57,000 or 3% for the six month period ended June 30, 1996 as compared to the same period in 1995. The increase in noninterest income is due to an increase in service charges on deposits of approximately $38,000 or 2% and an increase in other operating income of approximately $19,000 or 11%.

Noninterest expense:
Noninterest expense increased approximately $143,000 or 6% for the three month period ended June 30, 1996 and $311,000 or 7% during the six month period ended June 30, 1996, respectively, as compared to the same period in 1995.
The increase is attributable to salaries and employee benefits and occupancy expense of $218,000 and $102,000, respectively. The increase in salaries and employee benefit costs is due to a combination of new hires, temporary staffing for system conversion and normal salary adjustments. The increase in occupancy expense is due to normal depreciation and the lease of computer equipment.

Net earnings:
The Company had net earnings of approximately $242,000 or $0.18 per share for the three month period ended June 30, 1996 and $509,000 or $0.38 per share for the six month period ended June 30, 1996, as compared to $192,000 and $426,000 or $0.14 and $0.32 per share in 1995. The $83,000 or 19% increase in net earnings for the six month period as compared to 1995 is attributable to a combination of improved net interest income, noninterest income and reduction in provision for possible loan losses of $153,000, $57,000 and $250,000, respectively which was offset by an increase in noninterest expense of approximately $311,000.

LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At June 30,1996, approximately 23% of the investment portfolio matures within the next year, 55% after one year but before five years. In addition, federal funds sold averaged approximately $9.5 million during the six month period ended June 30, 1996. The Company is a member of the Federal Reserve and Federal Home Loan Bank Systems and also maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.



CAPITAL RESOURCES


The Bank has maintained an adequate level of primary capital as measured by its shareholders' equity and the allowance for possible loan losses to adjusted total assets of approximately 9.18% at June 30, 1996 and 9.04% at December 31, 1995.

The Board of Directors of the Bank entered into a Board Resolution
(the "Resolution") dated March 15, 1995 with the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta ("Regulatory
Authorities") to take certain corrective actions, which if not taken could result in further regulatory sanctions. The Board Resolution replaces the Memorandum of Understanding over which the Bank previously operated.
The Resolution includes provisions on asset quality, capital adequacy and management succession; requires the Bank to improve its information system controls; specifies that the Bank shall maintain at least a 7.53% primary capital to adjusted total assets ratio during the term of the Agreement;
and limits the payment of dividends without the prior written consent of the Regulatory Authorities. The Bank believes it is in compliance with the Resolution at June 30, 1996.


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

                None

ITEM 5.         OTHER INFORMATION

                        None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                        None

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CITIZENS BANCSHARES CORPORATION



Date:   August 14, 1996             By:  /s/ William L. Gibbs
                                         William L. Gibbs
                                         President and Chief Executive Officer

Date:   August 14, 1996             By:  /s/ Ann I. Scott
                                         Ann I. Scott
                                         Senior Vice President and Controller