Form 10QSB
period 1996-09-30
CITIZENS BANCSHARES CORP /GA/
filed 1996-11-14
CIK 813640

THIS CONFORMING PAPER FORMAT IS BEING SUBMITTED PURSUANT TO RULE
901(d) OF REGULATION S-T

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                            FORM 10 - QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                          EXCHANGE ACT OF 1934
              For the quarterly period ended       September 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d)of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the 90 days.   Yes  X       No       .

State the number of shares outstanding if each of the issuer's classes of common
equity as of the latest practicable date:   1,329,684 shares of Common Stock,
$1.00 par value, outstanding on November 1, 1996.

Part I. Financial Information:
                   Citizens Bancshares Corporation and Subsidiary
                           Consolidated Balance Sheets
                      September 30, 1996 and December 31, 1995
              (unaudited-amounts in thousands, except per share amounts)
                      ASSETS
                                                         1996         1995

     Cash and due from banks                      $     7,996       10,015
     Federal funds sold                                 3,100        4,000
     Investment securities:
       Held to maturity                                29,456       32,108
       Available for sale                              14,124        9,064
              Total investments                        43,580       41,172

     Loans, net of unearned income                     78,137       70,084
        Less allowance for possible loan losses         1,452        1,566
              Loans, net                               76,685       68,518

     Premises and equipment, net                        3,017        2,238
     Real estate acquired through foreclosure             218          166
     Other assets                                       2,367        2,279

               Total assets                       $   136,963      128,388


          LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
     Deposits:
          Noninterest-bearing                     $    40,889       39,694
          Interest-bearing                             84,093       76,685
                   Total deposits                     124,982      116,379

     Treasury, tax and loan account                       345          173
     Federal Funds Purchased                               -            -
     Long-term debt and obligations under capital le      810          900
     Other liabilities                                    845        1,366
                   Total liabilities                  126,982      118,818

     Shareholders' equity:
     Common stock-$1 par value.  Authorized
         5,000,000 shares; issued and outstanding
        1,329,684 shares                                1,330        1,330
     Additional Paid-In Capital                         1,470        1,470
     Unrealized (loss)gain on available for sale sec     (124)          87
     Retained earnings                                  7,305        6,683
               Total shareholders' equity               9,981        9,570

               Total liabilities and sharehol     $   136,963      128,388


                      Citizens Bancshares Corporation and Subsidiary
                              Consolidated Statements of Earnings
                (unaudited-amounts in thousands, except per share amounts)


                                           Three  Months          Nine  Months
                                         Ended September 30,   Ended September 30,


                                        1996         1995        1996       1995

  INTEREST INCOME:
    Loans, including fees              $   1,850    1,597     5,096      4,763
    Investment securities
       Taxable                               740     697       2,147      2,061
        Tax-exempt                            19      25          60         90
   Federal funds sold                        100      92         350        367
         Total interest income             2,709   2,411       7,653      7,281

  INTEREST EXPENSE:
    Deposits                                 767     712       2,170      2,170
    Treasury tax, and loan account             2       3           5         13
    Long-term debt and obligation under cap   17      18          46         64
    Other                                     20       -          20       -
    Total interest expense                   806     733       2,241      2,247

         Net interest income               1,903   1,678       5,412      5,034

  Provision for possible loan losses           -     125        -           375
     Net interest income after provision for
         possible loan losses              1,903   1,553       5,412      4,659

  NONINTEREST INCOME:
    Service charges on deposit accounts      936     988       2,805      2,819
    Other operating income                    39      48         225        210
         Total noninterest income            975   1,036       3,030      3,029

  NONINTEREST EXPENSE:
    Salaries and employee benefits         1,424   1,226       4,018      3,602
    Net occupancy and equipment              434     412       1,291      1,230
    Other operating expenses                 819     595       2,281      1,998
          Total other expense              2,677   2,233       7,590      6,830

          Earnings before income taxes       201     356         852        858

    Income tax expense                        22      52         164        128

          Net earnings                   $   179     304         688        730


      Net earnings per common share      $  0.13    0.23        0.52       0.55

     Average outstanding shares            1,330   1,330       1,330      1,330

                            Citizens Bancshares Corporation and Subsidiary
                                Consolidated Statements of Cash Flows
                             Nine months ended September 30, 1996 and 1995
                    (unaudited-amounts in thousands, except per share amounts)



                                                               1996       1995

  Cash flows from operating activities:
    Net earnings                                           $      688      730
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:
      Provision for possible loan losses                           -       375
      Depreciation and amortization                               491      415
      Amortization (accretion), net                                29      (83)
      Amortization (accretion) of deferred loan fees               96      (73)
      Loss (gain) on sale of real estate                            -        2
      Loss (gain) on sale of premises and equipment                 2        -
      Increase (decrease) in other assets                        (244)      75
     ( Decrease) increase in accrued expenses and other lia
     (521)     178

     Net cash provided by operating activities                    541    1,619

  Cash flows from investing activities:
   Proceeds from maturities of investment securities held to    9,154   46,912
   Proceeds from maturities of investment securities availab    1,204   16,549
   Purchases of investment securities held to maturity         (6,500) (42,750)
   Purchases of investment securities available for sale       (6,574) (19,017)
   Net  increase in loans                                      (8,456)    (797)
   Purchases of premises and equipment                         (1,039)   (400)
   Proceeds from sale of real estate acquired through forecl      123     607
   Proceeds from sale of premises and equipment                     9       -

    Net cash (used) provided by investing activities         (12,079)    1,104

     Cash flows from financing activities:
        Net increase in demand deposits                        1,195     8,788
        Net increase (decrease) in time deposits               7,408   (11,320)
        Principal payment on long-term debt and
          obligations under capital lease                       (90)      (292)
        Net increase (decrease) in treasury, tax
         and loan account                                       172      (153)
        Dividends paid to shareholders                           (66)       -

          Net cash provided (used) by  financing activities    8,619   (2,977)

            Net decrease in cash and cash equivalents         (2,919)    (254)

     Cash and cash equivalents at beginning of period         14,015    16,075

     Cash and cash equivalents at end of period          $    11,096    15,821

     Supplemental disclosures of cash paid during the period for:
        Interest                                         $     2,173     2,154

        Income taxes                                     $       301       159

     Supplemental disclosures of noncash transactions:
        Real estate acquired through foreclosure         $       193        18


          CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                  September 30, 1996 and 1995
                           (unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited statements have been prepared pursuant to the rules and regulations for reporting on Form 10 - QSB. Accordingly, certain dis-closures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the company's latest Annual Report on Form 10 - KSB.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Trust Bank ( the "Bank" ). The Bank has a wholly owned subsidiary, Atlanta Mortgage Brokerage and Servicing Co., whose accounts are also included. All significant intercompany accounts and transac-tions have been eliminated in consolidation.

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary ( the "Company" ) as of September 30, 1996 and for the three and nine month periods ended September 30, 1996, respectively and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included. All adjustments are of a normal recurring nature.


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

At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was approximately $1,057,000 (of which approximately $628,000 were on a nonaccrual basis). The related allowance
for loan losses is approximately $159,000.    For the nine month period ended
September 30, 1996, the Company recognized, on an accrual basis, $24,000 in interest income on these impaired loans.

The FASB also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment of SFAS Statement No. 65," (SFAS 122). SFAS 122 amends SFAS 65 and requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others regardless of whether their servicing rights are acquired through the purchase or origination of mortgage loans. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance. On January 1, 1995, the Company adopted the provisions of SFAS
122. However, such adoption did not have a material impact on the Company's consolidated financial statements.

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

Nonperforming loans decreased approximately $486,000 to 775,000 at September 30, 1996, from $1,261,000 at December 31, 1995. Real estate acquired through foreclosure increased approximately $52,000 or 31% from $166,000 at December 31, 1995 to $218,000 at September 30, 1996. Nonperforming assets represented 1.27% of loans, net of unearned income and real estate acquired through foreclosure at September 30, 1996 as compared to 2.03% at December 31, 1995.

               CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                     Selected Statistical Information

The decrease in nonperforming assets relative to loans, net of unearned income and real estate acquired through foreclosure, reflects management's continuous effort to reduce nonperforming assets.  The table below presents a summary of the Company's nonperforming assets at September 30, 1996 and December 31, 1995.
                                   1996           1995
                                   (Amounts in thousands, except
                                    financial ratios)
Nonperforming assets:
   Nonperforming loans:
     Nonaccrual loans                   $       628              1,261
     Past-due loans                             147                  -
          Nonperforming loans                   775              1,261

 Real estate acquired through foreclosure       218                 166
          Total nonperforming assets    $       993               1,427


Ratios:
   Nonperforming loans to loans, net of
      unearned income                          .99%                1.80

   Nonperforming assets to loans(net of unearned
      income) and real estate acquired through
      foreclosure                              1.27%               2.03

  Nonperforming assets to total assets          .73 %              1.11

   Allowance for possible loan losses to
      nonperforming loans                    187.60%              124.19

Allowance for possible loan losses
      to nonperforming assets                146.22%              109.74


Interest income on nonaccrual loans which would have been reported for the three and nine month periods ended September 30, 1996 totaled approximately $19,000 and $50,000, respectively, as compared to $37,000 and $91,000 in 1995. The
Company recorded interest income on these loans of approximately $2,000 for the nine months period ended September 30, 1996.

         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                Selected Statistical Information

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following table summarizes loans, changes in the allowance for possible loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the period ended September 30, 1996 and December 31, 1995.

                                                              1996      1995



Loans, net of unearned income                         $     78,137     70,084

Average loans, net of unearned income and the
    allowance for possible loan losses                $     70,654     68,325

Allowance for possible loans losses at the
    beginning of year                                $       1,566      1,047

Loans charged off:
    Commercial, financial, and agricultural                     74        171
    Real estate- mortgage                                      169         66
    Installment loans to individuals                            65         99
     Total loans charged off                                   308        336

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural                     25        266
    Real estate- mortgage                                       94         52
    Installment loans to individuals                            75        120
     Total loans recovered                                     194        438

     Net loans charged off (recovered)                         114       (102)

Additions to allowance for possible loan losses
     charged to operating expense                               -         417

Allowance for possible loan losses at period end           $ 1,452      1,566

Ratio of net loans charged off (recovered) to average
    loans, net of unearned income and the allowance
    for possible loan losses                                  .16%       (.15)

Allowance for possible loan losses to loans, net of
   unearned income                                            1.86%       2.23


Credit reviews of the loan portfolio designed to identify potential charges to the allowance for possible loan losses, as well as to determine the adequacy of the allowance for possible loans losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for possible loan losses is adequate at September 30, 1996.

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the market conditions in the metropolitan Atlanta area.


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

The following discussion is of the Company's financial condition as of September 30, 1996 and the changes in financial condition and results of operations for the three and nine month periods ended September 30, 1996 and 1995.


                      RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets over interest paid on interest-bearing liabilities. Net interest income for the three and nine month periods ended September 30, 1996 increased approximately $225,000 and $378,000 or 13% and 8%, respectively, over the three and nine month periods of 1995. Combination of increased federal funds activity and higher levels of market interest rates increased the Company's net interest margin to 5.84% compared to 5.59% in 1995.

Provision for possible loan losses:
The provision for possible loan losses is a charge to earnings that management considers necessary to maintain an adequate allowance for possible loan losses. The provision for loan losses decreased $125,000 and $375,000 for the three and nine month periods ended September 30,1996, respectively, as compared to the same period in 1995. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation ofloan portfolio risks, adequacy of underlying collateral, and economic conditions.
As of September 30, 1996, the allowance for possible loan losses was approximately 1.86% of loans, net of unearned income which is comparable to prior year. Management feels that this level of allowance is adequate.

Noninterest income:
Noninterest income decreased approximately $61,000 or 6% for the three month period ended September 30, 1996 and increased approximately $1,000 for the nine month period ended September 30, 1996 as compared to the same period in 1995.

Noninterest expense:
Noninterest expense increased approximately $444,000 or 20% for the three month period ended September 30, 1996 and $760,000 or 11% during the nine month period ended September 30, 1996, respectively, as compared to the same period in
1995.  The increase is attributable to salaries and employee benefits and other
operating expense of $416,000 and $283,000, respectively.   The increase in
salaries and employee benefit costs is due to a combination of new hires, temporary staffing for information system conversion and normal salary adjustments. The increase in other operating expense is due to increase in telephone expense, other losses, director fees, professional services attributed to garnishments and other miscellaneous expenses.



Net earnings:
The Company had net earnings of approximately $179,000 or $0.13 per share for the three month period ended September 30, 1996 and $688,000 or $0.52 per share for the nine month period ended September 30,1996, as compared to $304,000 and $730,000 or $0.13 and $0.55 per share in 1995.


                            LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At September 30,1996, approximately 21% of the investment portfolio matures within the next year, 57% after one year but before five years. In addition, federal funds sold averaged approximately $8.9 million during the nine month period ended September 30, 1996. The Company is a member of the Federal Reserve and Federal Home Loan Bank Systems and also maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.



                        CAPITAL RESOURCES

The Bank has maintained an adequate level of primary capital as measured by its shareholders' equity and the allowance for possible loan losses to adjusted total assets of approximately 8.64% at September 30, 1996 and 9.04% at December 31, 1995.

The Board of Directors of the Bank entered into a Board Resolution (the "Resolution") dated March 15, 1995 with the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta ("Regulatory Authorities") to take certain corrective actions, which if not taken could result in further regulatory sanctions. The Board Resolution replaces the Memorandum of Under-standing over which the Bank previously operated. The Resolution includes provisions on asset quality, capital adequacy and management succession; requires the Bank to improve its information system controls; specifies that the Bank shall maintain at least a 7.53% primary capital to adjusted total assets ratio during the term of the Agreement; and limits the payment of dividends without the prior written consent of the Regulatory Authorities. The Bank believes it is in compliance with the Resolution at September 30, 1996.


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

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On September 6, 1996, the Company filed a Form 8-K to report changes in it's certifying accountant from KPMG Peat Marwick LLP to Porter
         Keadle Moore, LLP.   No financial statements were filed at that time.



SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.




                        CITIZENS BANCSHARES CORPORATION



Date:   November 13, 1996          By:        /s/ William L. Gibbs
                                   William L. Gibbs
                                   President and Chief Executive Officer

Date:   November 13, 1996         By:        /s/ Ann I. Scott
                                   Ann I. Scott
                                   Senior Vice President and Controller