Form 10KSB
period 1996-12-31
CITIZENS BANCSHARES CORP /GA/
filed 1997-03-28
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended       Commission File No:  0-14535
                December 31, 1996

                         Citizens Bancshares Corporation
                    (Name of small business issuer in its charter)

       Georgia                                          58-1631302
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

175 John Wesley Dobbs Avenue., N.E., Atlanta, Georgia            30303
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (404) 659-5959 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1.00 par value
                              (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

   Check if there is no disclosure of delinquent filers in response to Item 405 ofRegulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X.

   State issuer's revenues for its most recent fiscal year:  $14,418,813

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: $3,107,232 as of March 1, 1997. Because there is no established public trading market for the registrant's Common Stock, the aggregate market value of the voting stock held by nonaffiliates of the registrant is based upon the most recent trades of the voting stock of which the registrant is aware.

   State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   1,329,684 shares of
Common Stock, $1.00 par value, outstanding on March 1, 1997.

   Transitional  Small Business Issuer Format: Yes      No X
   Documents incorporated by reference:  None



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

                  All  of the business of the Company is conducted by the
             Bank. The Bank operates a full service banking business in areas of metropolitan Atlanta, Georgia, providing such customary banking services as consumer and commercial checking accounts, negotiable order of withdrawal (NOW) accounts, savings accounts, various types of time deposits, safe deposit facilities and money transfers. It finances commercial and consumer transactions, makes secured and unsecured loans and provides other financial services. The Bank conducts limited trust activities, which primarily include serving as trustee for bond issues for two colleges and for local governments.

                  The  City  of  Atlanta  is  located  in  a Metropolitan
             Statistical Area ( MSA ) which encompasses 18 counties with an area of 5,147 square miles and a population of 2,853,511. The central eight metro Atlanta counties (Clayton, Cobb, DeKalb, Douglas, Fulton, Gwinnett, Henry and Rockdale), as defined by the Atlanta Regional Commission, had a combined population as of April 1, 1990 of 2,146,000. The Company s and the Bank s primary market within the Atlanta MSA is Fulton and DeKalb Counties which had a combined population as of April 1, 1990 of 1,020,597. As of April, 1993, the Atlanta MSA ranked nationally ninth in population, first in number of residential units authorized, eight in retail sales, and tenth in net effective buying income. Average income per household in 1993 was $47,557.

                  Deposits.    The Bank offers a full range of depository
             accounts which include: interest checking accounts for non-profit and individual customers; noninterest-bearing checking accounts for commercial and individual customers; money market accounts which pay variable interest rates; statement savings accounts; individual retirement accounts; and fixed-rate, fixed-term time deposits. At December 31, 1996, noninterest bearing accounts represented approximately 34.9% of the Bank's total deposits.

                  Loans.    The  Bank  lending  activities  include  real
             estate, consumer, and commercial loans to individuals, firms, and corporations on a secured and unsecured basis. T h e real estate portfolio includes traditional first mortgage loans to individuals on single-family homes, loans secured by farmland and construction loans. Its consumer loan portfolio includes installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. The Bank s commercial lending is directed principally toward businesses located within its trade area with a demand for funds that falls within the Bank s legal lending. At December 31, 1996, commercial, financial and agricultural loans and consumer l o ans represented approximately 16.6% and 16.8%, respectively, of the Bank s total loan portfolio, and real estate mortgage and construction loans represented approximately 66.6% of the Bank s total loan portfolio.

                  Credit  decisions  are  based upon determination of the
             borrower s ability and willingness to repay the loans, which in turn are impacted by such factors as an individual borrower s income, employment stability, previous credit history and collateral for the loan. For commercial customers, credit decisions are based upon the borrower s cash flow, sales trend, inventory levels and relevant economic conditions. Risks associated with loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

                  Minority Control.  A majority of the outstanding shares
             o f the Company's Common Stock is held by minority individuals. The Company thus views itself as having a social obligation to help members of the minority community. Accordingly, a majority of the Bank's customers are from the minority communities.

                  Liquidity Management.  At December 31, 1996, the Bank's
             ratio of loans to deposits was 62%. This ratio is lower than the comparable ratios for other banks of similar size in the metropolitan Atlanta area. Liquidity needs are met primarily through the sale of federal funds and the maturing of loans and short term securities. Maturities in the Bank's loan portfolio are monitored monthly to avoid matching short-term deposits with long-term loans. Other assets and liabilities are also carefully controlled in an effort to balance liquidity, asset quality and income.

                  Correspondent  Banks.    At December 31, 1996, the Bank
             had correspondent relationships with five commercial banks in Georgia and two commercial banks in other states. NationsBank in Atlanta, Georgia is the Bank's principal correspondent bank. The Bank's correspondent banks provide certain services for the Bank such as processing checks and other items, buying federal funds, handling money transfers and exchanges, providing safekeeping of securities or other valuable items, and furnishing limited management information and advice. As compensation for these services, the Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

             Employees

                  On December 31, 1996, the Company and the Bank had full
             time equivalent employees of 152. See Note 9, Employee B e n e f its, of the Notes to Consolidate Financial Statements . Neither the Company nor the Bank is a party to any collective bargaining agreement and the Company believes that its employee relations are satisfactory.

             Monetary Policies

                  The results of operations of the Bank, and therefore of
             the Company, are affected by monetary policies of regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the "Board of Governors"). The instruments of monetary policy employed by the Board of Governors include open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets and the unknown effect of action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Company and the Bank.

             Competition

                  The  banking  business is highly competitive.  The Bank
             c o m petes with other financial service organizations, including other banks, savings and loan associations, finance companies, insurance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, deregulation of banks, savings and loan associations and other financial institutions and the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates.

             Supervision and Regulation

                  Bank  Holding  Company  Regulation.    The Company is a
             registered holding company under the Bank Holding Company Act of 1956, as amended (the Federal Bank Holding Company
             Act  ),  and  the  Georgia  Bank  Holding  Company  Act (the
               Georgia  Bank Holding Company Act ) and is regulated under such  acts  by the Board of Governors of the Federal Reserve
             System (the Board of Governors ) and by the Georgia D e p a r t ment of Banking and Finance (the Georgia Department ), respectively.

                    As a bank holding company, the Company is required to
             file an annual report with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company with the Federal Reserve and the Georgia Department to determine whether the institution is in compliance with b o t h Bank Holding Company Acts and the regulations promulgated thereunder.

                  The  Federal  Bank  Holding  Company  Act also requires
             every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already controlled by that bank
             holding   company.    The  Federal  Reserve  is  prohibited,
             however, from approving the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located. Acquisition of any additional banks would require prior approval from both the Federal Reserve and the Georgia Department. On March 6, 1994, the Georgia legislature adopted the Georgia Interstate Banking Act which was subsequently signed into law by the Governor of the State of Georgia, effective July, 1995. As of such date, interstate acquisitions by institutions located in Georgia are permitted in states which also allow national interstate acquisitions, and interstate acquisitions of institutions located in Georgia are permitted by institutions located in states which also allow national interstate acquisitions, provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such Georgia bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

                  The  Federal  and  Georgia  Bank  Holding  Company Acts
             further provide that the Federal Reserve and the Georgia Department will not approve any acquisition, merger or consolidation (a) which would result in a monopoly, (b) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, ( c) t h e effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country or (d) which in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

                  In addition to having the right to acquire ownership or
             control of other banks, the Company is authorized to acquire ownership or control of non-banking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in additional cases.

                  Federal  Reserve Policy requires a bank holding company
             to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under this provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank s depositors and perhaps to its other creditors.

                  Bank Regulation.  The Bank operates as a bank organized
             under the laws of the State of Georgia subject to e x amination by the Georgia Department. The Georgia Department regulates all areas of the Bank s commercial banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.

                  The  Bank  is  also  insured  by  the  Federal  Deposit
             Insurance Corporation (the FDIC ) and regulated by the Federal Reserve. The major functions of the FDIC with respect to insured banks included paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks p l a c ed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. The Federal Reserve also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and non-banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued, or assumed bank is an insured member state bank.

                  Subsidiary  banks of a bank holding company are subject
             to certain restrictions imposed by The Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property services.

                  Under  Georgia  law, a bank must obtain the approval of
             the Georgia Department before cash dividends may be paid if ( 1 ) the total classified assets at the most recent examination of such bank exceed 80% of the equity capital, ( 2 ) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year, or (3) the ratio of equity capital to adjusted assets is less than 6%.

                  The  Bank  is  also  subject  to  the provisions of the
             Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the Bank s record in meeting the credit needs of the communities served b y the Bank, including low and moderate-income neighborhoods. The Bank received an outstanding rating on its most recent Federal Reserve Bank CRA examination.

                  Capital  Requirements.    Regulatory  agencies  measure
             c a p i tal adequacy with framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 or Core capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing i n t ernal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

                  The  Bank  s Tier 1 leverage ratio is 11.7%, and Tier 2
             ratio is 12.9%. See Note 14, Regulatory Matters of Notes to Consolidated Financial Statements.

                  Prompt  Corrective  Action.    The  Federal  Deposit
             Insurance Corporation Improvement Act of 1991 (the FDIC Act ) imposes a regulatory matrix which requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum c a pital requirements or are otherwise in a troubled condition.

                  The  Federal Reserve, the FDIC, the OCC, and the Office
             of  Thrift  Supervision  (the    OTS  )  issued final prompt
             corrective action regulations on December 19, 1992. The corrective actions that the banking agencies either must or may take are tied primarily to an institution s capital levels. In accordance with the framework adopted by the F D I C A ct, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-c a p italized institutions, adequately capitalized institutions, undercapitalized institutions, significantly u n d e r c a pitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:


                                       Total       Tier 1
        Capital        Tier 1       Risk-Based     Risk-        Other
        Category       Capital      Capital       Based Capital

        Well            5% or more  10% or more  6% or more    Not subject to
        Capitalized                                            a capital
                                                               directive

       Adequately       4% or more  8% or more   4% or more      --
       Capitalized

       Undercapit-      less       less than 8%  less than 4%    --
       alized           than 4%

       Significantly    less       less than 6%  less than 3%    --
       Undercapit-      than 3%
        alized

       Critically       2% or less     --          --            --
       Undercapit-      tangible
        alized            equity


                  As  discussed  at  Item 6 - Management s Discussion and
             Analysis Capital Resources, the Bank qualifies as well-capitalized institution within the framework established by the FDIC Act.

                  Brokered  Deposits  and  Interest  Rate  Limitations on
             Deposits. The FDIC regulations allow well-capitalized institutions to continue to accept Brokered deposits without regulatory approval but require adequately capitalized institutions to seek FDIC approval prior to acceptance of Brokered deposits. Those institutions granted approval may not pay interest on their Brokered deposits at a rate that is more than 75 basis points above (1) the going rate for deposits of comparable size and maturity in their local markets, or (2) for brokered deposits originating outside their market areas, a national rate which is tied to the yield on U.S. Treasury obligations with a similar maturity. I n stitutions with lower capital ratings are strictly prohibited from taking brokered deposits.
             Under regulations issued by the Federal Deposit Insurance Corporation ("FDIC"), the Bank generally is required to maintain a ratio of Tier 1 capital to total assets, as such terms are defined therein, of at least 4.0%. As of December 31, 1993, the Bank was in compliance with these regulations. The FDIC also imposes risk-based capital requirements s u bstantially similar to the rules of the Board of Governors.

                  Deposit  Insurance  Premiums.  On November 2, 1992, the
             FDIC adopted a system of risk-based insurance assessment that went into effect in January 1993, and on June 25, 1993, the FDIC made this system permanent effective January 1, 1994. Under the FDIC s rule, each depository institution is assigned to one of the three groups, well-capitalized, adequately capitalized or undercapitalized, based on its capital ratios and is further assigned to one of three subgroups within its capital category based on an evaluation of the risk posed by the institution to its insurance fund. The capital standard being used to set insurance premium rates are the same as those adopted by the agencies with the prompt corrective action framework. The rule provides that well-capitalized institutions will pay assessment rates ranging from 0 to 27 basis points, depending upon the subgroup to which they are assigned. Adequately capitalized institutions will pay from 0 to 17 basis points, and undercapitalized institutions will pay from 10 to 27 basis points.

                  Audit  and  Reporting  Requirements.   For fiscal years
             beginning after December 31, 1992, all insured depository institutions having total assets of $150 million or greater must be audited annually by independent public accountants. In addition to certifying financial statements, the auditor must "attest to" a report prepared by the institution's management on matters including internal control structures and compliance with safety and soundness requirements. The auditor must also report separately on these matters. If an auditor subsequently ceases to be the depository i n s t itution's accountant, both the auditor and the institution must notify the FDIC. Insured depository institutions also must establish audit committees composed entirely of outside directors independent of the institution's management.

                  In  the  case  of  a  depository  institution that is a
             subsidiary of a holding company, most of these requirements may be satisfied if services and functions comparable to those required under the FDIC Act are provided at the holding company level and the depository institution meets certain other qualifications, including having a rating from its primary regulator of 1" or 2" on its most recent examination.

                  In  addition,  management  is  required  to make annual
             reports on its responsibility for preparing financial statements and establishing and maintaining an internal control structure for financial reporting and compliance. The Bank s financial statements are audited by independent public accountants.

                  Insider Loans.  FDIC regulations which became effective
             May 18, 1992, place limitations on mortgage and educational loans made to executive officers, directors and principal shareholders of bank holding companies, national banks, and s t a te non-member banks under the Federal Reserve s Regulation O ( Regulation O ), and authorize such banks to make limited other purpose loans to executive officers. Similarly, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 provides that these restrictions on extensions of credit to executive officers, directors and principal shareholders apply to savings associations in the same manner and to the same extent as if the savings association were a bank.

                    The Federal Reserve has amended Regulation O to place
             ceiling restrictions on the amount and terms of the loans from a bank to its executive officers, directors and principal shareholders, and to any company controlled by a bank's insiders at 100% of capital and unimpaired surplus, with an exception in the case of banks and thrifts with less than $100 million in assets, which until February 18, 1994, may lend up to 200% of capital and unimpaired surplus. See
             Note 4 of the Notes to the Consolidated Financial Statements for discussion on loans outstanding to executive officers, directors and principal shareholders.

                  Future  Legislation.  Bills are regularly introduced in
             the United States Congress which contain wide-ranging proposals for altering the structures, regulations, and
             c o m petitive relationships of the nation s financial institutions. It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of the Company may be affected by such legislation.

                           Selected Statistical Information

             The following tables set forth certain selected statistical information and should be read in conjunction with the consolidated financial statements and related notes and Management s Discussion and Analysis or Plan of Operation appearing in other sections of this Annual Report. Averages referred to in the following statistical information are generally average daily balances.

             AVERAGE BALANCE SHEETS, INTEREST
             RATES, AND INTEREST DIFFERENTIAL
             Condensed consolidated average balance sheets for the years indicated are presented below.

                                                  Years ended December 31,
                                                      1996         1995
                                                   (amounts in thousands)
             ASSETS:

             Cash and due from banks                   $  10,171   9,273
             Interest-earning assets:
                Loans,net (a)                             73,576   68,325
                 Taxable investment Securities            43,120   42,661
                 Tax-exempt investment securities            958    1,348
                 Federal funds sold                        8,188    9,086
                    Total interest-earning assets        125,842  121,420

             Premises and equipment, net                   2,866    2,326
             Other Assets                                  2,422    2,484
             TOTAL ASSETS                             $  141,301  135,503

             LIABILITIES AND SHAREHOLDER EQUITY
             Noninterest-bearing deposits              $  42,348   40,226
             Interest-bearing liabilities:
             Savings and interest-bearing demand
             deposits                                     49,593   49,934
                 Time deposits                            36,818   33,789
                 Other borrowed funds                      1,508    1,448
                    Total interest-bearing
                          liabilities                     87,919   85,171

             Accrued expenses and other liabilities        1,217    1,252
                           Total liabilities             131,484  126,649

             Shareholders  equity:
                 Common stock                              1,330    1,330
                 Additional paid-in capital                1,470    1,470
                 Retained earnings                         7,017    6,054
                           Total shareholders  equity      9,817    8,854
             TOTAL LIABILITIES AND SHAREHOLDERS
             EQUITY                                     $141,301  135,503


             (a) Average loans are shown net of unearned income and the allowance for possible loan losses.
                 Nonperforming loans are also included.


                                                    Years ended December 31,
                                                       1996           1995
                                        (amounts in thousands, except ratios)

             Total interest-earning assets          $  125,842       121,420
             Total interest-bearing liabilities         87,919        85,171

             Excess of interest-earning assets over
                 Interest-bearing liabilities        $  37,923        36,249

             INTEREST EARNED ON:
             Loans, net (b)                          $   7,048         6,416
             Taxable investment Securities               2,806         2,752
             Tax-exempt investment securities (a)          114           162
             Federal funds sold                            428           528
                   Total interest income                10,396         9,858

             INTEREST PAID ON:
             Savings and interest-bearing demand
                deposits                                 1,130         1,207
             Time deposits                               1,860         1,682
             Other borrowed funds                           95            93
                    Total interest expense               3,805         2,982

             NET INTEREST EARNED                      $  7,311         6,876

             AVERAGE YIELD EARNED ON:
             Loans, net                                   9.58%         9.39%
             Taxable investment securities                6.51          6.45
             Tax-exempt investment securities (a)        11.90         12.02
             Federal funds sold                           5.23          5.82

             TOTAL INTEREST-EARNING ASSETS                8.26          8.12

             AVERAGE RATE PAID ON:
             Savings and interest-bearing demand
                 deposits                                 2.28          2.42
             Time deposits                                5.05          4.98
             Other borrowed funds                         6.30          6.42

             TOTAL INTEREST-BEARING LIABILITIES           3.51          3.50

             INTEREST RATE DIFFERENTIAL                   4.75          4.62

             NET INTEREST MARGIN                          5.81          5.66

<F1>
             (a) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

<F2>
             (b)Included in interest earned on loans are fees of approximately $221,000 in 1996 and $224,000 in 1995.

             The following table sets forth, for the year ended December
             31, 1996, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                               Increase    Due to changes in (a)
                                 1996   1995   (decrease)   Volume    Rate
                                               (amounts in thousands)
 INTEREST EARNED ON:
  Loans, net                 $  7,048  6,416     632          498     134
  Taxable investment
    securities                  2,806  2,752      54           30      24
  Tax-exempt investment
    securities (b)                114    162     (48)         (47)    (1)
  Federal funds sold              428    528    (100)         (50)   (50)
   TOTAL INTEREST INCOME       10,396  9,858     538          362    176

 INTEREST PAID ON:
  Savings and demand deposits   1,130  1,207     (77)          (8)   (69)
  Certificates of deposits      1,860  1,682     178          152     26
  Other borrowed funds             95     93       2            4     (2)
    TOTAL INTEREST EXPENSE      3,085  2,982     103           96      7

    NET INTEREST EARNED       $ 7,311  6,876     435          254    181


<F1>
             (a)The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

<F2>
             (b)Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

             The following table sets forth, for the year ended December 31, 1995, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                Increase   Due to changes in (a)
                              1995    1994     (decrease)    Volume    Rate
                                                  (amounts in thousands)
 INTEREST EARNED ON:
  Loans, net               $  6,416    5,232      1,184        1019     165
  Taxable investment
    securities                2,752    2,617        135        (139)    274
  Tax-exempt securities (b)     162      329       (167)       (174)      7
  Federal funds sold            528      323        205         108      97
     TOTAL INTEREST INCOME    9,858    8,501      1,357         734     623

 INTEREST PAID ON:
  Savings and demand deposits 1,207      978        229         194       5
  Certificates of deposits    1,682    1,365        317         (12)    325
  Other borrowed funds           93      122        (29)        (35)      6
     TOTAL INTEREST EXPENSE   2,982    2,465        517         244     273

     NET INTEREST EARNED   $  6,876    6,036        840         516     324

<F1>
             (a)The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

<F2>
             (b)Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

             INVESTMENT SECURITIES

             The carrying values of investment securities - held to maturity at the indicated dates are presented below:

                                                            December 31,
                                                         1996        1995
                                                       (amounts in thousands)

        U.S. Treasury and U.S. Government agencies   $  15,677      19,188
        Mortgage-backed securities                       9,525      11,795
        State, county, and municipal securities            870       1,125

                            Totals                   $  26,072      32,108




             The carrying values of investment securities - available for sale at the indicated dates are presented below:

                                                            December 31,
                                                           1996     1995
                                                      (amounts in thousands)

         U.S. Treasury and U.S. Government agencies   $  12,638      8,819
         Other equity securities                            631        245

                  Totals                              $  13,269      9,064


             The following table shows the contractual maturities of all investment securities at December 31, 1996 and the weighted average yields (on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            Maturing
                                       After 1 but      After 5 but
                       Within 1 Year   Within 5 Years   Within 10 Years  After 10 Years
                       Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield

U.S. Treasury and
 U.S. Government
 agencies            $  5,698   6.53%  $ 19,473  6.33%   $ 2,662  6.97%   $   482  7.03%
Mortgage-backed
 securities (a)           390   6.15      3,483  6.76      1,526  7.57      4,126  7.06
State, county,
 and municipal            --    --          870 11.91       --    --         --     --
Other equity
  securities (b)          --   --           --   --         --    --          631   (b)

  Totals             $  6,088   6.51%  $ 23,826  6.60%   $ 4,188   7.19%  $ 5,239  6.21%

<F1>
          (a) Mortgage-backed securities have been categorized according to the maturity dates of the underlying loans. Principal repayments will occur at varying dates throughout the terms of the mortgages.

<F2>
          (b) Other equity securities are primarily comprised of an investment in stock of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta. These investments have no specific maturity date or yield.

          The Company did not have any investments with a single issuer which exceeded 10% of the company s shareholders equity at December 31, 1996, except for U.S. Treasury and U.S. Government agencies as shown in the table above.


          LOANS

          The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

                                                          December 31,
                                                       1996        1995
                                                  (amounts in thousands)

          Commercial, financial, and agricultural   $ 13,728    11,003
          Installment and single payment              13,850     7,783
          Real estate - commercial                    31,115    29,772
          Real estate - residential                   22,064    19,209
          Real estate - construction                   1,830     2,543
                                                      82,587    70,310

                Less:
                    Unearned income                      179       226
                    Allowance for loan losses          1,441     1,566
                             Loans, net             $ 80,967    68,518

          The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-KBS. A substantial portion of the Company s loan portfolio is secured by real estate in metropolitan Atlanta.

          The  following  table sets forth certain information at December 31,
          1996,   regarding  the  contractual  maturities  and  interest  rate sensitivity of certain categories of the Company s loans.


                                                        Due after one    Due after
                                            One year    year through      five
                                            or less     five years       years     Total
                                                  (amounts in thousands)

 Commercial, financial, and agricultural   $  6,889     6,109              730       13,728
 Installment and single payment individual    4,768     7,554            1,528       13,850
 Real estate - commercial                     3,483    16,710           10,922       31,115
 Real estate - residential                      567     4,921           16,576       22,064
 Real estate - construction                     --      1,632              198        1,830
                                           $ 15,707    36,926           29,954       82,587


          Loans due after one year:
             Having predetermined interest rates                                    $43,002
             Having floating interest rates                                          23,878

                      Total                                                         $66,880

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

          NONPERFORMING ASSETS

          Nonperforming assets include nonperforming loans and real estate acquired through foreclosure. Nonperforming loans consist of loans which are past due with respect to principal or interest more than 90 days ( past-due loans ) or have been placed on nonaccrual of interest status ( nonaccrual loans ). Generally, past-due loans and nonaccrual loans which are delinquent more than 90 days will be charged off against the Company s allowance for possible loan losses unless management determines that the loan has sufficient collateral to allow for the recovery of unpaid principal and interest and reasonable prospects for the resumption of principal and interest payments.

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

          FASB  has  issued  SFAS  No.  118,    Accounting  by  Creditors  for
          Impairment of a Loan-Income Recognition and Disclosures, that amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by not requiring additional disclosures about how a creditor recognizes interest income on impaired loans. SFAS No. 118 is to be implemented concurrently with SFAS No. 114.

          On January 1, 1995, the Company adopted the provisions of SFAS No. 114 and 118. Under the provisions of SFAS No. 114 and 118, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan s initial effective interest rate or the fair market value of the underlying collateral for certain collateralized dependent loans. Prior to 1995, the allowance for loan losses was based upon nondiscounted cash flows or the fair value of the collateral dependent loans. The adoption of SFAS No. 114 and 118 required no increase in the total allowance for loan losses and had no impact on net income in 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not be restated.

          At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was 1,959,000 and $2,051,000, respectively (of which approximately $1,286,000 and $1,261,000 were on a nonaccrual basis). The related allowance for loan losses was $302,000 and $308,000, respectively. For the years ended December 31, 1996 and 1995, the Company recognized $129,000 and $77,000, respectively in interest income on those impaired loans on an accrual basis income recognition method.

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

          Nonperforming loans increased to $1,286,000 at December, 1996, from $1,261,000 at December 31, 1995. Real estate acquired through foreclosure decreased $103,000 or 62% from $166,000 at December 31, 1995 to $63,000 at December 31, 1996. Nonperforming assets represent 1.73% of loans net of unearned income and real estate acquired through foreclosure at December 31, 1996 as compared to 2.03% at December 31, 1995.

          The table below presents a summary of the Company s nonperforming assets at December 31, 1996 and 1995.

                                                              December 31,
                                                             1996      1995
                                                     (amounts in thousands,
                                                     except financial ratios)

    Nonperforming assets:
     Nonperforming loans
      Nonaccrual loans                                    $  1,286      1,261
      Past-due loans                                            79        --
        Nonperforming loans                                  1,365      1,261
     Real estate acquired through foreclosure                   63        166
        Total nonperforming assets                        $  1,428      1,427

     Ratios:
      Nonperforming loans to loans, net
             of unearned income                               1.66%      1.80%

      Nonperforming assets to loans (net
        of unearned income) and real estate acquired
        through foreclosure                                   1.73%      2.03%

      Nonperforming assets to total assets                     .99%      1.11%
      Allowance for loan losses to nonperforming loans      105.57%    124.19%

      Allowance for loan losses to nonperforming assets     100.91%    109.74%


          Interest income on nonaccrual loans which would have been reported for the years ended December 31, 1996, 1995, and 1994 is summarized as follows:

                                                    1996     1995    1994
                                                   (amounts in thousands)
                    Interest at contracted rate    $    83      91    182
                    Interest at recorded as income      10      -      16
                    Reduction of interest income   $    73      91    166


          ALLOWANCE FOR LOAN LOSSES

          The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

                                                                December 31,
                                                              1996      1995
                                                       (amounts in thousands)

 Loans, net of unearned income at end of year              $ 82,408   70,084
 Average loans, net of unearned income and
          allowance for loan losses                        $ 73,576   68,325
 Allowance for loan losses at beginning of year            $  1,566    1,047

 Loans charged off:
   Real estate loans                                            237      171
   Commercial, financial, and agricultural                      111       66
   Installment and single payment individual                     76       99
                       Total loans charged off                  424      336

 Recoveries of loans previous charged off:
   Real estate loans                                            104      266
   Commercial, financial and agricultural                        38       52
   Installment and single payment individual                     92      120
                       Total loans recovered                    234      438

                      Net loans charged off (recovered)         190     (102)

   Additions to allowance for loan losses charged to
                    operating expense                            65      417

   Allowance for loan losses at end of year                 $ 1,441    1,566

   Ratio of net loans charged off (recovered) to
     average loans, net of unearned Income and the
                         allowance for loan losses              .26%   (.15%)

   Allowance for loan losses to loans, net of unearned
                        income at end of year                  1.75%   2.23%


          Credit reviews of the loan portfolio designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance for loan losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties and are reviewed with the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes that the allowance for loan losses is adequate at December 31, 1996.

          A substantial portion of the Company s loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of the substantial portion of the Company s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

          ALLOCATION OF
          ALLOWANCE FOR LOAN LOSSES

          The Company has allocated the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management s evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such other factors which, in the judgement of m a n a gement, deserve recognition in estimating loan losses. Regulatory agencies, as n integral part of their examination process, periodically review the Company s allowance for possible loan losses and the Company s valuation of real estate acquired through foreclosure. Such agencies may require the Company to r e cognize additions to the allowance or adjustments to the valuations based on their judgements about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgement, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur. The amount of such components of the allowance for loan losses and the ratio of each loan category to total loans outstanding are presented below:

                                  Commercial    Installment
                                  financial,     and single
                                  and            payment      Real
                                  agricultural   individual   Estate   Total
                                  (amounts in thousands, except  percentages)

       December 31, 1996
       Allowance amount         $    442         161         838      1,441

       Percent of loans in each
        category to total loans     16.6%        16.8        66.6     100.0

       December 31, 1995
       Allowance amount         $    266         313         987      1,566

       Percent of loans in each
        category to total loans     15.6%        11.1        73.3     100.0


          DEPOSITS

          The average amount of and average rate paid on deposits by category for the last two years are presented below:

                                              Year ended December 31,
                                           1996                 1995
                                     Amount      Rate          Amount    Rate
                                    (amounts in thousands, except percentages)

 Noninterest-bearing deposits        $  42,348     -%            40,226     -%
 Savings and interest bearing-deposits  49,593    2.28           49,934    2.42
 Time deposits                          36,818    5.05           33,789    4.98
        Total average deposits       $ 128,759    2.35%         123,949    2.33%



          The maturities of time deposits of $100,000 or more as of December 31, 1996 are present below (amounts in thousands):

                     3 months or less              $   20,840
                     Over 3 months through 6 months     5,047
                     Over 6 months through 12 months    2,258
                     Over 12 months                       663

                          Total outstanding        $   28,808


          INTEREST RATE SENSITIVITY MANAGEMENT

          Interest rate sensitivity management involves managing the potential impact of interest rate movements on net interest income within acceptable levels of risk. The Company seeks to accomplish this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in equivalent amounts and time intervals. Imbalances in these repricing opportunities at any point in time constitutes a financial institution s interest rate risk. The Company s ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risk.

          One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap . The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. For conservative purposes, the Company has included demand deposits such as NOW, money market and savings accounts in the three month category. However, these accounts actual repricing may lag beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income. The following table sets forth the distribution of the repricing of the Company s interest rate sensitive assets and interest rate sensitive liabilities as of December 31, 1996.
[CAPTION]

                                  Cumulative amounts as of December 31, 1996
                                           Maturing and repricing within
                                       Three        Twelve      Five
                                       Months       Months      Years   Total
                                        (amounts  in thousands, except ratios)

        Interest-sesitive assets:
            Investments              $   3,670      7,236      35,217   39,341
            Loans                       26,800     33,687      67,636   82,587
            Federal funds sold          10,200     10,200      10,200   10,200
        Total interest-sensitive assets 40,670     51,123     113,053  132,128

        Interest-sensitive liabilities:
             Deposits                   65,101     82,235      85,962   85,560
             Other borrowings              116        116         881      881
        Total interest-sensitive
                 liabilities            65,217     82,351      86,843   87,441

        Interest-sensitivity gap     $ (24,547)  (31,228)      26,210   44,687

        Cumulative interest-sensitivity
          gap to total interest-
          sensitivity assets            (18.58)%  (23.63)       19.84    33.82

        ITEM 2.  PROPERTIES

             The Bank s main office, which is located at 175 John Wesley Dobbs Ave., N.E. in the City of Atlanta, contains approximately 30,000 square feet and is leased by the Bank. The Bank has eight full service branches, three of which are located in supermarkets. The branch offices are in Fulton and DeKalb Counties, Georgia. The Bank owns the land and buildings of three free-standing branches near the Atlanta University Center, in the Adamsville section of the City of Atlanta and in the City of East Point. The Bank leases the space for its supermarket branches under license agreements, and leases a free-standing facility in the Midtown section of the City of Atlanta. See
        Note 10, Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

            The  Bank  is  a  member of the Southeast Switch Inc. Network (the
          Network  ),  an  organization  of  Georgia  banks,  savings and loan associations  and  credit  unions.  The organization has established a network of automated teller machines ( ATMs ) owned by its members so that customers of each member may use their ATM cards at machines owned or operated by other members to transact business with respect to their accounts. The use of the Network has significantly increased the ability of the Bank s depositors to withdraw or deposit funds. Management believes that the Bank s membership in the Network has substantially improve the Bank s competitive position in attracting depositors at a much more moderate cost to the Bank than the alternative of constructing new branch facilities.

        Management believes that the Company s physical facilities are suitable for its current needs.


        ITEM 3.  LEGAL PROCEEDINGS

             The Company is not aware of any material pending legal proceeding to which the Company or its subsidiary is a party or to which any of their property is subject.


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security shareholders of the Company during the fourth quarter of the fiscal year covered by this Report.


                                        PART II


        ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information        Market Information

        There is no established public trading market for the Common Stock, $1.00 par value, of the Company. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred.

                        Calendar Period              Sales      Price

                         1996                    High                 Low
                          First Quarter          $4.50               $4.50
                          Second Quarter          5.00                5.00
                          Third Quarter           5.00                5.00
                          Fourth Quarter          4.50                4.00

                         1995                    High                 Low
                          First Quarter          $4.00               $4.00
                          Second Quarter          5.00                4.25
                          Third Quarter             -                   -
                          Fourth Quarter          4.25                4.25


        At March 1, 1997, there were 894 shareholders of record of the Company s Common Stock.

        Dividends

        For the fiscal years ended December 31, 1996 and 1995, the Company paid a $0.10 per share cash dividend. Payment of dividends by the
        Company is discretionary with the Board of Directors, subject to compliance with the provisions of the Georgia Business Corporation Code, and is dependent upon payment by the Bank of dividends on its common stock. Under the provisions of applicable law, the Bank may pay dividends only upon prior approval of the Regulatory Agencies. See "Item 1. Business - Bank Regulation, of this Annual Report . See
        Note 14, Regulatory Matters of "Notes to Consolidated Financial Statements."

        ITEM 6.  MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                     INTRODUCTION

        Citizens  Bancshares Corporation (the  Company ) is a one-bank holding company  whose  wholly  owned  subsidiary  is Citizens Trust Bank (the
          Bank  ).    The  Bank  operates under a state charter and serves its
        customers  in  metropolitan  Atlanta through eight full-service branch offices. The following discussion of the Company s financial condition and results of operations should be read in conjunction with the Company s consolidated financial statements and related notes and Selected Statistical Information appearing in other sections of the Annual Report on Form 10-KSB.

        Net income for the year decreased 49% to $643,000 from $1,253,000 earned in 1995. Net income per share was $.48 compared to $.94 earned in 1995. Return on assets for 1996 was .46% and return on equity was 6.55%. This compares to return on assets of .92% and return on equity of 14.15% for 1995. The decrease in net income can be attributed to the 11.2% increase in noninterest expense and the increase in the bank s effective tax rate from 5.6% in 1995 to 37.1% in 1996.

        The Company s total assets increased 12.8% or $16.5 million during the year ended December 31, 1996 to $144,879,000. Loans, net of unearned income, increased 17.5% or $12.3 million and total deposits increased 14.2% or $16.5 million during the year ended December 31, 1996.
        A v erage assets for the year ended December 31, 1996 totaled $141,301,000, an increase of 4.3% or $5.8 million as compared to 1995.




        T h e following selected financial data for Citizens Bancshares Corporation and subsidiary should be read in conjunction with the consolidated financial statements and related notes appearing in another section of this Annual Report on Form 10-KSB.

                                            Years ended December 31,
                                       1996    1995    1994    1993   1992
            (amounts in thousands, except per share data and financial ratios)

Statement of operations data:
   Net interest income               $  7,274  6,826   5,935   5,278   5,625
   Provision for loan losses         $     65    417     735     899     979
   Net earnings (loss)               $    643  1,253     701   (386)     171
 Per share data:
   Net earnings (loss)               $    .48    .94     .53   (.29)     .13
   Book value                        $   7.49   7.20    6.23   5.88     6.17
   Cash dividends declared           $    .10    .10      --    --       --
 Balance sheet data:
   Loans, net of unearned income     $ 82,408 70,084  69,261  50,404   53,081
   Deposits                          $132,889 116,380 122,145 108,710 111,942
   Long-term debt and obligations
              under capital leases   $    765     900   1,293    760      880
   Total assets                      $144,879 128,389 133,206 118,304 126,818
   Average shareholders' equity      $  9,817   8,854   7,873   7,578   8,159
   Average assets                    $141,301 135,503 128,130 124,746 116,607
 Ratios:
   Net earnings (loss) to aerage
                 assets                   .46%    .92     .55   (.31)     .15
   Net earnings (loss) to average
             shareholders' equity        6.55%  14.15    8.90   (5.09)   2.10
   Dividend payout ratio                20.83%  10.64     -      -        _
   Average shareholders' equity to
              average assets             6.95%   6.53    6.14    6.07    7.00


                                 RESULTS OF OPERATIONS

        Net Interest Income

        Net interest income represents the amount by which the income received on interest-bearing assets exceeds the interest paid on interest-bearing liabilities. The following table presents the Company s net interest income on a tax-equivalent basis. Interest income on tax-exempt investment securities has been adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a tax rate of 34% for 1996, 1995, and 1994.

                                                        Years ended
                                                        December 31,
                                                 1996      1995        1994
                                                   (amounts in thousands)

      Interest income                        $  10,359     9,808      8,400
      Tax-equivalent adjustment                     37        50        101
     Interest income, tax-equivalent basis      10,396     9,858      8,501
      Interest expense                         (3,085)   (2,982)    (2,465)

      Net interest income, tax- equivalent
                          basis                 7,311      6,876      6,036

      Provision for loan losses                  (65)      (416)      (735)
      Noninterest income                        4,060      4,136     4,633
      Noninterest expense                     (10,247)    (9,218)   (9,106)

      Earnings before income taxes              1,059      1,378       828

      Income tax expense                         (379)      (75)      (26)
      Tax-equivalent adjustment                  ( 37)      (50)     (101)
      Income tax expense, tax- equivalent
                basis                            (416)     (125)     (127)
      Net earnings                           $    643      1,253      701



        Net interest income on a fully taxable equivalent basis accounted for 64.3% of net interest income and noninterest income before any provision for loan losses in 1996, 62.42% in 1995 and 56.6% in 1994. The level of such income is influenced primarily by changes in volume and mix of earning assets and sources of funding, market rates of interest, and income tax rates. The Company has an Asset/Liability Management Committee ( ALCO ), which is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. ALCO reviews economic conditions, the interest rate outlook, the demand for loans, the availability of deposits, and current operating results, liquidity, capital, and interest rate exposure. Based on such reviews, ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

        Net interest income on a tax-equivalent basis increased $435,000 or 6.3% in 1996 as compared to 1995. The combination of stable interest rates and a $1.9 million increase in the average excess of average earning assets over average interest-bearing liabilities increased the Company s net interest margin to 5.81% compared to 5.66% in 1995. The strategic plan of the Company calls for a redeployment of the mix of earning assets from lower to higher earning instruments. During 1996, the average loan portfolio increased $5 million, while the average investment securities portfolio remained relatively stable. Average interest-bearing liabilities increased $2.7 million, although savings and demand deposits decreased $341,000, while time deposits increased $3 million.

        In 1995, net interest income on a tax-equivalent basis increased $840,000 or 14% as compared to 1994. The Company s net interest margin increased to 5.66% in 1995 from 5.39% in 1994.

        Provision for Loan Losses

        The provision for loan losses is the charge to operating earnings that management considers necessary to maintain an adequate allowance for loan losses. In 1996, the provision for loan losses was $65,000, a decrease of $352,000 from the provision of $417,000 for 1995. Due to improvement in the credit quality of the loan portfolio, it was determined by management that the current level of allowance for loan losses was adequate. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. At December 31, 1996, the Company's allowance for loan losses was approximately $1,441,000 or 1.75% as compared to $1,566,000 or 2.23%, respectively, of loans, net of unearned income.

        Management feels that this level of allowance is adequate based on consideration of all the factors indicated above. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in the Company's primary market, metropolitan Atlanta. In addition, regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

        Noninterest Income

        Noninterest income decreased approximately $76,000 or 1.8% from 1995 to 1996, the decrease is a result of $96,000 net gain on sale of assets in 1995 compared to $19,000 in 1996.

        Noninterest income decreased approximately $497,000 or 11% from 1994 to 1995 primarily as a result of a decrease in service charges on deposit accounts. Lower account transaction volume for both retail a n d commercial customers as a result of branch restructuring contributed to the decrease of $289,000 or 7% in service charges on deposit accounts. A large component of the Company s service charges on deposit accounts continues to be related to insufficient funds and returned check charges. Declines in this type of service charge are expected to continue as the Company focuses its efforts on expanding its customer base in order to build stable sources of fee income.

        Noninterest Expense

        In  1996,  noninterest  expense increased $1 million or 11.2% to $10.2
        million.    The  primary  reasons  for  the increase were salaries and employee benefits and other operating expenses.

        Salaries and employee benefits, which represents the largest component of noninterest expense (51.6%), increased $503,000 or 10.5%. This increase is due to increases in the number of senior level officers, staffing for system conversion, and normal salary adjustments.

        Other operating expense increased $463,000 or 17.3% as compared to 1995. The increase is due to teller and other losses, director fees, data processing due to the out-sourcing of the proof department and other miscellaneous expenses.

        In 1995, noninterest expense increased $112,000 or 1.2% as compared to 1994. The increase is primarily due to a $320,000 or 7.2% increase in salaries and employee benefits as a result of increases in the number of employees, medical claims and normal salary adjustments. Net occupancy and equipment also increased by $76,000 or 4.5% as a result of accelerated depreciation on existing computer equipment. Other operating expense decreased $285,000 or 10% as compared to 1994. The decrease is due to a refund received on deposit-insurance premiums paid and a reduction in the deposit-insurance assessment rate.

        Income Taxes

        At December 31, 1996, the Company s net deferred tax asset was approximately $396,000. No valuation allowance was recorded for this asset since it is more likely than not that future tax benefits of such assets will be fully realized. The Company also has alternative minimum tax credits of approximately $46,000 for Federal income tax purposes that can be carried forward for an indefinite period.

        In 1996, the Company recognized income tax expense of $379,000, or 37% of its earnings before income taxes as compared to an income tax expense of $75,000 and $26,000 in 1995 and 1994, respectively, or 5.6% or 3.6%, respectively, of its earnings.

        Recent Accounting Pronouncements

        During 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. . This new standard, which becomes effective for the Company on January 1, 1997, will require the Company to make certain disclosures regarding its servicing assets and liabilities, and may also effect the classification of certain servicing assets and liabilities. Management does not expect this new standard to have a material impact on the consolidated financial statements.


        Liquidity

        Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of the Company to meet those needs. In the normal course of business, the Company's cash flow is generated from interest and fee income on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet immediate liquidity needs primarily through maintaining appropriate levels of cash and due from banks and federal funds sold.

        A t December 31, 1996, approximately 16% of the investment securities portfolio has maturity dates within the next year and approximately 61% after one but within the next five years. During 1996, federal funds sold averaged approximately $8 million, thereby providing sufficient funds to meet immediate liquidity needs.

        The Company is a member of the Federal Reserve System, the Federal Home Loan Bank of Atlanta and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice, if needed. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand while net interest margins are maximized.


        Capital Resources

        The Company has maintained an adequate level of capital as measured by its average shareholders' equity to average assets ratio of approximately 6.95% and 6.53% in 1996 and 1995, respectively. At
        December 31, 1996, the Company and the Bank's regulatory capital was well above the required minimum amounts. See note 14,
          Regulatory Matters to the Consolidated Financial Statements included in another section of this Annual Report on Form 10-KSB.

        The Company is restricted as to dividend payments to its shareholders by certain covenants in its long-term debt agreement and the Bank is restricted as to dividend payments to the Company by certain regulatory requirements. See notes 7, 13, and 14 to the consolidated financial statements included in another section of this Annual Report on Form 10-KSB.

        Regulatory Matters

        The Bank entered into a Board Resolution dated March 15, 1995, with the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta (the Regulatory Authorities ) to take corrective actions, which if not taken, could result in further regulatory sanction. During 1996, the Regulatory Authorities lifted the Board Resolution, and thus neither the Company nor the Bank are under levels of regulatory scrutiny beyond that to which all banks are subject.

        Inflation

        Inflation affects the financial condition and results of operations of all companies. Financial institutions are more sensitive to inflation since most of their assets and liabilities are interest rate sensitive. The Company has adopted strategies to cope with the
        effects  of  inflation.    First,  the  Company  has  adopted  an
        a s set/liability management program to monitor the Company's interest rate sensitivity and to ensure the Company is competitive in the deposit market. Secondly, the Company performs periodic reviews to ensure its banking services and products are priced appropriately.

        ITEM 7.
        FINANCIAL STATEMENTS

        The consolidated financial statements of the Company and the report of independent auditors are included in this Report beginning at page F-1.

        ITEM 8.
        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        (a)   Previous independent accountants

                            (i) On September 3, 1996, Citizens Bancshares dismissed KPMG Peat Marwick LLP as its independent accountants.

                       (ii) The reports of KPMG Peat Marwick LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

               (iii) The Registrant s Audit Committee participated in and approved the decision to change independent accountants.

                    (iv) In connection with its audits for the two most recent fiscal years through September 3, 1996, there have been no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                      (v) During the two most recent fiscal years and through September 3, 1996, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

                       (vi) The Registrant has requested that KPMG Peat Marwick LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 9, 1996 is filed as Exhibit 10.5 to this Form 10-KSB.

        (b)     New independent accountants

                  (I) The Registrant engaged Porter Keadle Moore, LLP as its new independent accountants as of September 3, 1996. During the two most recent fiscal years and through September 3, 1996, the Registrant has not consulted with Porter Keadle Moore, LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor, (as described in Regulation S-K Item 304(a)(2)).

                                      PART III

        ITEM 9.
        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The following information has been furnished by each director and executive officer of the Company and any person nominated by the Board of Directors for election as a director at the Company's annual meeting of shareholders to be held April 30, 1997. Except as otherwise indicated, each person has been or was engaged in his present or last principal employment, in the same or a similar position, for more than five years.

        Name (Age)            Position with the Company and Principal

        Herman J. Russell     Chairman of the Board since 1980 and
              (66)            Director since 1972.  Mr. Russell is
                              Chairman of the Board of H.J. Russell &
                              Co., a building construction, real
                              estate investment and wholesale building supplies distributor. Mr. Russell is also a director of Georgia Power Company and Wachovia Corporation, First Union
                              Real Estate Equity and Mortgage
                              Investments and Georgia Port Authority.

        William L. Gibbs      Director since 1993. Mr. Gibbs is
              (51)            President and Chief Executive Officer of
                              the Bank and the Company.

        William G. Anderson   Director since 1993.  Dr. Anderson is
              (69)            Associate Dean of Kirksville College of
                              Medicine, Michigan region. Dr. Anderson has been a director of the Bank since
                              1974.

        Thomas E. Boland      Director since 1995.  Retired. Former
              (62)            Chairman of the Board of Wachovia Bank
                              of Georgia. Since October, 1995, he has been Special Counsel to the President of Mercer University of Macon and Atlanta.

        Johnnie L. Clark      Director since 1982.  Dr. Clark is a
              (65)            Certified Public Accountant, consultant,
                              and real estate developer. Previously, she served as a Professor of Accounting at Kennesaw State College.

        Norris L. Connally    Director since 1982.  Retired.
              (76)            Mr. Connally was formerly employed by
                              Atlanta Life Insurance Co. as its Senior
                              Vice President/General Auditor.


        Odie C. Donald       Director since 1996.  Mr. Donald is
              (47)           President of BellSouth Mobility, Inc., a
                             cellular telecommunications company,
                             since 1993.  He has held various senior
                             management positions over fifteen years
                             at BellSouth Corporation.

        H. Jerome Russell    Director since 1993.  Mr. Russell is
              (34)           President of H.J. Russell and Co., a
                             building construction, real estate
                             investment and wholesale building
                             supplies distributor, and has held this
                             position since October, 1994.
                             Previously, he served as President of
                             City Beverage Co., a beer distributor.

        R.K. Sehgal          Director since 1993.  Mr. Sehgal is Vice
             (56)            Chairman and Chief Executive Officer of
                             H.J. Russell and Co., a building
                             construction, real estate investment and wholesale building supplies distributor, and has held this position since
                             December, 1996. He previously served as President and Chief Executive Officer of
                             Williams Group, Inc.

        Annette G. Petty     Secretary since 1986.  Assistant Vice
             (56)            President of the Bank and Secretary of
                             the Company.

        Edward N. Williams   Mr. Williams is Assistant Secretary of
             (45)            the Company and has held this position
                             since 1996. He is Senior  Executive Vice
                             President and Chief Operating Officer of the Bank and Secretary of the Bank since
                             1995.

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

               Based solely on review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended December 31, 1996, all required reports were filed timely.


        ITEM 10.       EXECUTIVE COMPENSATION

               The Company did not pay any remuneration to its officers in 1996. The following table provides compensation information with respect to the President and Chief Executive Officer of the Bank and the officers of the Bank who were paid more than $100,000 per year in salary and bonuses for services rendered to the Bank during 1994, 1995 and 1996.

                            SUMMARY COMPENSATION TABLE

   Name and Principal                                 Other Annual    All Other
   Position                 Year    Salary     Bonus    Compensation   Compensation

   William L. Gibbs         1996    $141,943   $24,000  $     -       $13,374
   President and            1995     132,096     7,000    6,000           977
   Chief Executive Officer  1994     116,000       -     12,000           911


  Edward N. Williams        1996    $103,500       -          -       $16,451
  Sr. Executive Vice
   President and Chief
   Operating Officer

               Mr. Gibbs became President of the Bank on July 1, 1992. Effective January 1, 1993, Mr. Gibbs became President and Chief
        Executive  Officer  of  the  Bank.    Mr.  Gibbs'  compensation  as
        described  above  was made pursuant to an employment agreement (the
        "Gibbs  Employment  Agreement")  with  the  Bank.    In 1995, Gibbs
        Employment Agreement was amended and restated to extend the employment term by 36 months. Upon execution of the Amended Gibbs Employment Agreement, the Bank paid Mr. Gibbs $7,000. Pursuant to the Gibbs Employment Agreement, Mr. Gibbs is entitled to an annual salary of $137,000, which is subject to increase annually at the sole discretion of the Board of Directors, and an annual bonus calculated on the basis of performance objectives related to the Bank s return on assets and return on equity. In addition, pursuant to the Gibbs Employment Agreement, the Bank maintains a life insurance policy for Mr. Gibbs, for which the Bank paid $3,799 in premiums in 1996. The Gibbs Employment Agreement also provides that the Bank will provide Mr. Gibbs with an automobile and with such health and disability insurance and other fringe benefits as the Bank generally makes available to all its employees. The term of the Gibbs Employment Agreement is three years, beginning on July 1, 1995, but is subject to automatic extension for an additional period to be determined by the Board of Directors.

               Directors of the Company receive a fee of $300 for each Board of Directors meeting attended.


        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT


                  The following table sets forth certain information concerning the only "persons" (as that term is defined by the Securities and Exchange Commission) who are known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, which is its only class of voting securities, as of March 1, 1997, and the ownership of the Company's Common Stock as of that date by all directors and nominees for director, each Company officer and all directors and officers as a group.

                                                     Number of Shares
        Name and Address                            (Percent of Class)

        Herman J. Russell                                 573,601
        504 Fair Street, S.W.                             (43.1%)
        Atlanta, Georgia  30313

        William G. Anderson                                32,713
        24535 North Carolina                               (2.5%)
        Southfield, Michigan 48075

        Thomas E. Boland                                     500*
        Mercer University
        3001 Mercer University Dr.
        Atlanta, Georgia 30341

        Johnnie L. Clark                                   15,953
        2794 Chaucer Drive, S.W.                           (1.2%)
        Atlanta, Georgia  30311

        Norris L. Connally                                    28*
        3033 Continental Colony Pkwy.
        #501
        Atlanta, Georgia  30331

        Odie C. Donald                                       N/A
        1100 Peachtree St., Suite 1000
        Atlanta, Georgia 30309

        William L. Gibbs                                   3,584*
        120 View Hill Court
        Atlanta, Georgia  30350

        H. Jerome Russell                                  4,800*
        504 Fair Street S.W
        Atlanta, Georgia  30313

        R. K. Sehgal                                         500*
        55 Cliffside Crossing
        Atlanta, Georgia 30338

        Annette G. Petty                                     509*
        1940 Penelope Street, N.W.
        Atlanta, Georgia  30314

        Edward N. Williams                                   200*
        111 Clavin Way
        Peachtree City, Georgia  30269

        All directors and                                 632,388
        officers as a group                               (47.6%)
        (11persons)

        *         Less than 1%.

        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers of the Company and their associates, including corporations of which such officers or directors are s h areholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features.


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

        3.2            By-laws  of  Citizens  Bancshares Corporation as amended.
                       (included as Exhibit 3.2 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

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

        10.1 Employment Agreement dated June 30, 1992 between Citizens Trust Bank and William L. Gibbs. (included as Exhibits
                       10.6 to the Company s Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

        10.2 Lease and Option Agreement by and between Citizens Trust Bank and Resolution Trust Corporation, dated April 22, 1994. (included as Exhibits 10.10 to the Company s Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

        10.3 Employment Agreement dated September 8, 1995, First Amended and Restated between Citizens Trust Bank and William L. Gibbs. (included as Exhibits 10.11 to the Company s Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

        10.4 Loan Agreement by and between Citizens Bancshares Corporation and SunTrust, Atlanta dated April 22, 1996.

        10.5 KPMG Peat Marwick LLP letter to the Securities and Exchange Commission regarding statements listed in Item 8 of this Form 10-KSB dated September 9, 1996.

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

                                      CITIZENS BANCSHARES CORPORATION



                                      By:/s/William L. Gibbs
                                          William L. Gibbs
                                          President and Chief Executive Officer

        Date: March     , 1997


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

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        SIGNATURE                               CAPACITY



       /s/ Herman J. Russell                    Chairman of the Board
        Herman J. Russell                       of Directors

        /s/Johnnie  L. Clark                    Vice Chairman of the
        Johnnie L. Clark                        Board of Directors

        /s/William L. Gibbs                     President, Chief Executive
        William L. Gibbs                        Officer and Director
                                                (Principal Executive Officer)

        /s/William G. Anderson                  Director
        William G. Anderson

        /s/Thomas E. Boland                     Director
        Thomas E. Boland

        /s/ Norris L. Connally                  Director
        Norris L. Connally

        /s/ Odie C. Donald                      Director
        Odie C. Donald

        /s/H. Jerome Russell                    Director
        H. Jerome Russell

        /s/ R.K. Sehgal                         Director
        R.K. Sehgal

        /s/ Ann I. Scott                        Controller (Principal Financial
        Ann I. Scott                            Officer and Principal
                                                Accounting Officer)


        Date:  March ____, 1997.



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

  3.2 By-laws of Citizens Bancshares Corporation (included as Exhibit 3.2 to the Company's Registration Statement on Form 10, File
                No .   0-14535,  previously  filed  with  the
                Commission    and   incorporated   herein   by
                reference).

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

  10.1 Employment Agreement dated June 30, 1992 between Citizens Trust Bank and William L. Gibbs. (included as Exhibits 10.6 to the Company s Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

  10.2 Lease and Option Agreement by and between Citizens Trust Bank and Resolution Trust Corporation, dated April 22, 1994. (included as Exhibits 10.10 to the Company s Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

 10.3 Employment Agreement dated September 8, 1995, First Amended and Restated between Citizens Trust Bank and William L. Gibbs. (included as Exhibits 10.11 to the Company s Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

 10.4           Loan  Agreement  by  and  between  Citizens            44
                Bancshares   Corporation  and  SunTrust  Bank,
                Atlanta, dated April 22, 1996.

10.5            KPMG Peat Marwick LLP letter to the Securities         89
                Exchange   Commission   regarding   statements
                listed  in  Item  8  of this Form 10-KSB dated
                September 9, 1996.

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

  27            Financial Data Schedule.


             CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                    Consolidated Financial Statements

               Index to Consolidated Financial Statements


                                                                  Page

Citizens Bancshares Corporation and subsidiary:
  Independent Auditors Report.......................................F-2

  Consolidated Balance Sheets - December 31, 1996 and 1995..........F-3

  Consolidated Statements of Operations for the Years ended
                December 31, 1996, 1995, and 1994...................F-4

  Consolidated Statements of Shareholders' Equity for
                the Years ended December 31, 1996, 1995, 1994.......F-5

  Consolidated Statements of Cash Flows for the Years
                ended December 31, 1996, 1995, and 1994.............F-6

  Notes to Consolidated Financial Statements........................F-8



                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          To the Board of Directors and Stockholders
          Citizens Bancshares Corporation

          We have audited the accompanying consolidated balance sheet of Citizens Bancshares Corporation and subsidiary as of December 31, 1996 , and the related statements of earnings, changes in stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 1995 and for the two years in the period then ended were audited by other auditors whose report dated February 9, 1996 expressed an unqualified opinion on those financial statements.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                   PORTER KEADLE MOORE, LLP

          Atlanta, Georgia
          January 31, 1997

                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                               Consolidated Balance Sheets
                               December 31, 1996 and 1995

                                         Assets

                                                            1996        1995
Cash and due from banks, including reserve
  requirements of $2,165,000 and $2,488,000    $       8,968,430   10,015,154
Federal funds sold                                    10,200,000    4,000,000
   Cash and cash equivalents                          19,168,430   14,015,154

Investment securities available for sale              13,269,047    9,064,320
Investment securities held to maturity                26,072,230   32,108,125
Loans, net                                            80,966,676   68,518,305
Premises and equipment, net                            2,891,437    2,238,381
Other assets                                           2,510,788    2,444,514

                                               $     144,878,608  128,388,799

                           Liabilities and Stockholders  Equity

Deposits:
  Noninterest-bearing deposits                 $      46,328,256   39,694,310
  Interest-bearing deposits                           86,560,487   76,685,242

      Total deposits                                 132,888,743  116,379,552

Treasury, tax and loan account                           116,415      172,801
Long-term debt                                           765,000      900,000
Accrued expenses and other liabilities                 1,145,963    1,365,805

     Total liabilities                               134,916,121  118,818,158

Commitments

Stockholders  equity:
  Common stock - $1 par value; 5,000,000
   shares authorized; 1,329,684 shares
   issued and outstanding                              1,329,684    1,329,684
  Additional paid-in capital                           1,470,210    1,470,210
  Retained earnings                                    7,193,210    6,683,000
  Unrealized (loss) gain on investment
    securities available for sale, net of tax            (30,617)      87,747

     Total stockholders  equity                        9,962,487    9,570,641

                                                 $   144,878,608  128,388,799


See accompanying notes to consolidated financial statements.

                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                           Consolidated Statements of Earnings
                  For the Years Ended December 31, 1996, 1995 and 1994

                                                     1996     1995      1994
Interest income:
  Loans, including fees                       $ 7,048,133   6,415,508  5,232,136
  Investment securities:
    Taxable                                     2,805,944   2,751,717  2,617,378
    Tax-exempt                                     77,052     112,646    227,710
  Federal funds sold                              427,763     527,748    322,895
   Total interest income                       10,358,892   9,807,619  8,400,119

Interest expense:
  Deposits                                      2,990,421   2,888,047  2,342,621
  Treasury, tax and loan account                    6,696      14,315     26,195
  Long-term debt                                   87,675      79,124     96,135
  Total interest expense                        3,084,792   2,981,486  2,464,951

  Net interest income                           7,274,100   6,826,133  5,935,168

 Provision for loan losses                         65,000     416,670    735,004

  Net interest income after provision for
      loan losses                               7,209,100   6,409,463  5,200,164

Noninterest income:
  Service charges on deposit accounts           3,745,993   3,771,170  4,060,090
  Gain on sale of assets                           19,042      96,360    114,529
  Other operating income                          294,886     268,537    458,565
   Total noninterest income                     4,059,921   4,136,067  4,633,184

Noninterest expense:
  Salaries and employee benefits                5,286,500   4,783,799  4,463,468
  Net occupancy and equipment                   1,826,313   1,762,799  1,686,830
  Other operating expenses                      3,134,012   2,671,437  2,956,204
   Total noninterest expense                   10,246,825   9,218,035  9,106,502

    Earnings before income taxes                1,022,196   1,327,495    726,846

Income tax expense                                379,018      74,551     25,765

   Net earnings                                $  643,178   1,252,944    701,081

   Net earnings per share                      $     0.48        0.94       0.53

Weighted average outstanding shares             1,329,684   1,329,684  1,329,684

See accompanying notes to consolidated financial statements.

                       CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Stockholders  Equity
                  For the Years Ended December 31, 1996, 1995 and 1994
                                                                                  Unrealized
                                                                                  gain (loss) on
                                                            Additional            investment
                                      Common stock           paid-in    Retained  securities
                                     Shares     Amount       capital    earnings  available for sale   Total

Balance, December 31, 1993          1,303,655  $ 1,303,655  1,366,094  4,992,088        -               7,661,837
Cumulative effect of change
 in accounting principle,
  net of tax                            -            -           -           -        40,920               40,920
Net earnings                            -            -           -       701,081        -                 701,081
Common stock dividend declared - 2%    26,029       26,029     104,116  (130,145)       -                    -
Change in unrealized gain (loss)
 on investment securities
 available for sale, net of tax         -            -           -           -       (118,383)           (118,383)
Balance, December 31, 1994          1,329,684    1,329,684   1,470,210 5,563,024      (77,463)          8,285,455

Net earnings                            -            -           -     1,252,944         -              1,252,944
Dividends paid - $0.10 per share        -            -           -      (132,968)        -               (132,968)
Change in unrealized gain (loss)
 on investment securities
 available for sale, net of tax         -            -           -         -           165,210            165,210
Balance, December 31, 1995          1,329,684    1,329,684   1,470,210 6,683,000        87,747          9,570,641

Net earnings                            -            -           -       643,178          -               643,178
Dividends paid - $0.10 per share        -            -           -      (132,968)         -              (132,968)
Change in unrealized gain (loss)
 on investment securities
 available for sale, net of tax         -            -           -          -         (118,364)          (118,364)
Balance, December 31, 1996          1,329,684 $  1,329,684   1,470,210 7,193,210       (30,617)         9,962,487

See accompanying notes to consolidated financial statements.

                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                          Consolidated Statements of Cash Flows
                  For the Years Ended December 31, 1996, 1995 and 1994

                                                    1996      1995       1994
Cash flows from operating activities:
  Net earnings                                $   643,178   1,252,944    701,081
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
    Provision for loan losses                      65,000     416,670    735,004
    Depreciation                                  685,436     643,611    460,100
    Amortization and accretion                    (76,997)   (244,233)   (61,906)
    Provision for deferred income taxes           179,070    (213,730)  (211,499)
    Gain on sale of assets                        (19,042)    (96,360)  (114,529)
    Change in other assets                       (327,022)   (148,486)    17,236
    Change in accrued expenses and other
     liabilities                                 (219,842)    309,156    201,813

 Net cash provided by operating activities        929,781   1,919,572  1,727,300

Cash flow from investing activities:
 Proceeds from maturities of investment
   securities held to maturity                 12,557,117  12,828,965 24,409,192
 Proceeds from maturities of investment
   securities available for sale                2,204,200   3,550,000  4,000,000
 Purchases of investment securities
   held to maturity                           (6,500,200) (8,260,943)(19,422,825)
 Purchases of investment securities
   available for sale                         (6,574,413) (5,218,435) (2,483,147)
 Purchases of loans                                -           -     (11,097,636)
 Net change in loans                          (12,603,287)  (667,590) (9,074,817)
 Purchases of premises and equipment           (1,347,892)  (456,973) (1,074,324)
 Proceeds from sale of premises and equipment       9,400    100,000       -
 Proceeds from sale of real estate acquired
   through foreclosure                            293,733    689,683   1,593,340

   Net cash (used) provided by
    investing activities                      (11,961,342) 2,564,707 (13,150,217)

Cash flows from financing activities:
  Net change in deposits                       16,452,805 (6,017,990) 13,543,777
  Principal payments on long-term debt           (135,000)  (393,223)   (367,055)
  Proceeds from long-term debt                      -          -         900,000
  Dividends paid                                 (132,968)  (132,968)      -

Net cash provided by financing activities      16,184,837 (6,544,181) 14,076,722

 Net change in cash and cash equivalents        5,153,276 (2,059,902) 2,653,805

 Cash and cash equivalents at beginning
 of year                                       14,015,154 16,075,056 13,421,251

 Cash and cash equivalents at end of year  $   19,168,430 14,015,154 16,075,056

                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows, continued
                  For the Years Ended December 31, 1996, 1995 and 1994

                                                    1996     1995     1994
Supplemental disclosures of cash paid during
 the year for:
   Interest                                $   2,922,016  2,912,000 2,343,000
   Income taxes                            $     493,000    159,000   141,000

Supplemental disclosure of noncash
      investing transactions:
  Real estate acquired through foreclosure $     186,962     36,000   686,000
  Investment securities held to maturity
    transferred to available for sale      $        -          -     8,746,430
  Change in unrealized (loss) gain
    on investment securities available
    for sale, net of tax                   $     (118,364)    165,210   118,383


See accompanying notes to consolidated financial statements

                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                       Notes to Consolidated Financial Statements

        (1)  Summary of Significant Accounting Policies

               The   following  is  a  description  of  the  more  significant
               accounting policies.

               Business
               Citizens Bancshares Corporation and subsidiary (the Company ) is a one-bank holding company that provides a full range of c o mmercial banking services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiary, Citizens Trust Bank (the Bank ). The Bank operates under a state charter and serves its customers in metropolitan Atlanta through eight full-service branches. The Bank has a w h olly owned subsidiary, Atlanta Mortgage Brokerage and Servicing Co., Inc., whose accounts are also included. All significant intercompany accounts and transactions have been eliminated in consolidation.

               Basis of Presentation
               The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. A material estimate common to the banking industry that is particularly susceptible to significant change in the near term is the allowance for loan losses.

               Cash and Cash Equivalents
               Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for periods less than 90 days.

               Investment Securities
               The Company classifies investments in one of three categories: held to maturity securites which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a separate c o mponent of stockholders equity. The Company had no investment securities classified as trading securities during 1996 and 1995.

               Premiums and discounts on held-to-maturity securities are amortized and accreted using a method which approximates a level yield. Principal repayments received on mortgage-backed securities are included in proceeds from maturities of investment securities in the consolidated statements of cash flows.

               Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

               Loans and Allowance for Loan Losses
               Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is recognized on a level-yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level-yield method. Discounts on loans purchased are accreted using the level-yield method over the estimated remaining life of the loan purchased.

               Management considers a loan to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan s effective interest rate, or at the loan s observable market price, or the fair value of the collateral if the loan is collateral dependent.

               Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more as to either principal or interest unless the loan is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, current period accrued and uncollected interest is charged to interest income on loans unless management feels the accrued interest is recoverable through the liquidation of collateral. Interest income, if any, on impaired loans is generally recognized on the cash basis.

               The  allowance  for  loan  losses  is  based  on  management  s evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management s judgment, deserve recognition in estimating loan losses. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

               Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

               Premises and Equipment
               Premises and equipment are stated at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

                    Buildings and improvements         5 - 20 years
                    Furniture and equipment            3 -   7 years

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

               Intangible Assets
               Intangible assets includes deposit assumption premiums from the purchase of certain assets and liabilities of a financial institution during 1994. The deposit assumption premiums are being amortized over five years, the estimated average life of the deposit base acquired, using the straight-line method.

               Income Taxes
               Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

               In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the portion of a deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

               Reclassifications
               Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

               Recent Accounting Pronouncements
               During 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125 Accounting
               for    Transfers  and  Servicing  of  Financial  Assets  and
               Extinguishments of Liabilities. This new standard, which becomes effective for the Company on January 1, 1997, will require the Company to make certain disclosures regarding its servicing assets and liabilities, and may also affect the classification of certain servicing assets and liabilities. Management does not expect this new standard to have a material impact on the consolidated financial statements.

          (2)  Acquisition

               On April 22, 1994, the Bank assumed the insured deposits of the main office branch of the former Southern Federal Savings Association from the Resolution Trust Corporation ( RTC ). The deposit base assumed totaled $13 million for which a premium of $275,000 was paid. The RTC paid approximately $3.6 million in cash to fund the difference between the cash on hand and liabilities assumed, and the premium paid. Also, the Bank received an option to purchase performing residential mortgage loans as part of the transaction. The Bank exercised this option and purchased approximately $11 million in one-to-four family residential mortgages. At December 31, 1996 and 1995,
               t h e unamortized premium was approximately $126,000 and $181,000, respectively.

               In conjunction with the acquisition, the Company issued a promissory note to the RTC totaling $900,000 to provide interim capital assistance to the Bank. In addition, the Bank entered into a lease and option agreement with the RTC. The Bank leases the branch facility rent-free for five years with an option to purchase.

          (3)  Investment Securities

               Investment securities held to maturity are summarized as follows:

                                            Gross         Gross      Estimated
                               Amortized   Unrealized   Unrealized     Fair
 At December 31, 1996:           Cost         Gains       Losses       Value

U.S Treasury and
  U.S. Government agencies $    15,677,378   14,457       158,044   15,533,791
 Mortgage-backed securities      9,525,145  166,717       101,364    9,590,498
 State, county, and municipal
  securities                       869,707   43,035          -         912,742

    Totals                  $   26,072,230  224,209       259,408   26,037,031


At December 31, 1995:

 U.S. Treasury and
   U.S. Government agencies $   19,187,698   133,054      191,863   19,128,889
 Mortgage-backed securities     11,795,245   297,244       84,498   12,007,991
 State, county, and municipal
   securities                    1,125,182    75,826         -       1,201,008

    Totals                  $   32,108,125   506,124      276,361   32,337,888


               Investment securities available for sale are summarized as follows:

                                         Gross        Gross      Estimated
                           Amortized   Unrealized   Unrealized     Fair
At December 31, 1996:         Cost      Gains         Losses      Value

U.S Treasury and
U.S Government agencies  $ 12,684,485     37,407        83,796    12,638,096
Other equity securities      630,951        -             -          630,951

 Totals                  $ 13,315,436     37,407        83,796    13,269,047

At December 31, 1995:

U.S. Treasury and
 U.S. Government agencies $ 8,685,916    134,493         1,540     8,818,869
Other equity securities       245,451       -              -         245,451

  Totals                   8,931,367     134,493         1,540     9,064,320


               The amortized costs and fair values of investment securities at December 31, 1996, by contractual maturity, are shown below.
               Expected maturities may differ from contractual maturities b e cause issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

                              Held to Maturity            Available for Sale
                                       Estimated                     Estimated
                          Amortized       Fair            Amortized     Fair
                             Cost        Value               Cost       Value

Due in one year or less    $1,180,212   1,181,097         4,496,497   4,518,708
Due after one year through
 five years                15,366,873  15,265,436         4,989,719   4,976,790
Due after five years
 through ten years            -            -              3,198,269   3,142,598
Mortgage-backed securities  9,525,145   9,590,498            -             -
Other equity securities       -            -                630,951     630,951
                          $26,072,230  26,037,031        13,315,436  13,269,047


          There were no sales of securities in 1996, 1995 or 1994.

          Investment  securities  with  carrying  values of approximately
          $34,373,000 and $26,493,000 at December 31, 1996 and   1995 ,
          respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

          Upon adoption of SFAS No. 115 in 1994, the Company transferred $8,746,430 of investment securities previously accounted for as held to maturity to the available for sale category. The effect of this change in accounting principle was a n addition to
          stockholders     equity  of  $40,920  which  represents  $62,000  of
          unrealized gains, net of deferred taxes of   $21,080.

     (4)  Loans

          Loans outstanding, by classification, are summarized as
          follows:
                                                            December 31,
                                                            1996        1995

          Commercial, financial, and agricultural   $  13,727,346   11,002,816
          Installment and single payment individual    13,850,289    7,782,645
          Real estate - commercial                     31,114,851   29,772,443
          Real estate - residential                    22,064,124   19,208,954
          Real estate - construction                    1,830,000    2,543,379
                                                       82,586,610   70,310,237
             Less: Unearned income                        178,803      225,792
                   Allowance for loan losses            1,441,131    1,566,140

                                                   $   80,966,676   68,518,305

               A substantial portion of the Company s loan portfolio is collateralized by real estate in metropolitan Atlanta. Accordingly, the ultimate collectibility of a substantial portion of the Company s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

               Activity in the allowance for loan losses are summarized as follows:

                                                   Years Ended December 31,
                                                     1996     1995      1994

       Balance at beginning of year           $  1,566,140 1,047,072   941,671
       Provision                                    65,000   416,670   735,004
       Loans charged off                         (423,676) (335,711)(1,200,700)
       Recoveries on loans previously
         charged off                              233,667   438,109    571,097

       Balance at end of year                 $  1,441,131 1,566,140 1,047,072


          Nonaccrual  loans  amounted to $1,286,000 and $1,261,000 at December
          31, 1996 and 1995, respectively, and the interest income on the nonaccrual loans which would have been reported for the years ended
          December 31, 1996, 1995 and 1994 is summarized as follows:

                                                 Years Ended December 31,
                                                      1996       1995     1994

          Interest at contracted rate            $  83,000     91,000  182,000
          Interest recorded as income              (10,000)    -       (16,000)

          Reduction of interest income           $  73,000     91,000  166,000

          At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired was approximately $1,959,000 and $2,051,000, respectively. The related allowance for loan losses for each of these loans was approximately $302,000 and $308,000, respectively. The average investment in impaired loans during 1996 was approximately $2,000,000.

          The Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms as those prevailing at the time for comparable transactions with unaffiliated customers. The following table summarizes the activity in these loans during 1996:

           Balance at December 31, 1995                     $  803,000
           New loans                                         1,723,000
           Repayments                                        (589,000)

           Balance at December 31, 1996                     $1,937,000


      (5)  Premises and Equipment

           Premises and equipment are summarized as follows:

                                                               December 31,
                                                           1996        1995

                Land                                 $    389,610    388,653

                Buildings and improvements              1,578,301  1,440,499
                Furniture and equipment                 3,607,580  3,405,529

                                                        5,575,491  5,234,681
                Less accumulated depreciation           2,684,054  2,996,300

                                                     $  2,891,437  2,238,381

               Depreciation  expense  totaled  $685,436, $643,611 and $460,100
               for   the  years  ended  December  31,  1996,  1995  and  1994,
               respectively.

          (6)  Deposits

               The following is a summary of interest-bearing deposits:

                                                             1996       1995

               NOW and money market accounts          $ 24,258,804  29,866,212
               Savings accounts                         14,440,873  15,076,236
               Time deposits of $100,000 or more        28,808,299  13,632,486
               Other time deposits                      19,052,511  18,110,308

                                                      $ 86,560,487  76,685,242

               At   December  31,  1996,  maturities  of  time  deposits  are
               approximately as follows:

               Years ended December 31,
                       1997                                  $ 43,916,000
                       1998                                     1,754,000
                       1999                                       495,000
                       2000                                     1,478,000
                       2001 and thereafter                        218,000

                                                             $ 47,861,000

               Additionally, at December 31, 1996, demand deposits totaling approximately $164,500 have been reclassified as loan balances, and the Bank has deposits from related parties totaling approximately $471,000.

          (7)  Long-Term Debt

               Long-term debt at December 31, 1996 consists of a term loan payable to a bank. The loan accrues interest at prime less 0.25% and interest is payable quarterly. Principal is payable in quarterly installments of $45,000 beginning June 30, 1996 and through March 31, 2001. The loan is collateralized by a pledge of the common stock of the Bank.

               The loan agreement contains certain covenants, the most restrictive of which relate to limitations on dividend payments, additional debt, and capital expenditures, and to minimum capital levels of the Company and the Bank, as well as certain financial ratios. At December 31, 1996, the Company was in violation of certain of these covenants and has obtained a waiver from the bank through 1997 for these violations.

               Long-term debt at December 31, 1995 consisted of a $900,000 note payable to the Resolution Trust Corporation. The note bore a variable interest rate and matured April 22, 1996. The note was collateralized by all of the common stock of the Bank.

          (8)  Income Taxes

               The components of income tax expense consist of:

                                                       1996     1995     1994
                Federal:
                  Current tax expense             $ 199,948  288,281   237,264
                  Deferred tax expense (benefit)    179,070 (213,730) (211,499)

                                                  $ 379,018   74,551    25,765


               Income tax expense for the years ended December 31, 1996, 1995 and 1994 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings before income taxes as follows:

                                                      1996      1995       1994

               Income tax expense at statutory rate  347,547   451,348   247,128
               Tax-exempt interest income, net of
                disallowed interest expense         (24,196)   (40,662)  (73,939)
               Utilization of alternative minimum
                 tax credits                           -      (129,908)     -
               Change in the valuation allowance
                 for deferred tax assets            (76,000)  (211,000)  (155,222)
               Other, net                           131,667      4,773      7,798

               Income tax expense                 $ 379,018     74,551     25,765


        (8)  Income Taxes, continued

              The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                              1996     1995
              Deferred tax assets:
              Loans, principally due to difference in
                allowance for loan losses and
                deferred loan fees                       $  262,106  303,000
              Alternative minimum tax credit                 45,722  196,000
              Postretirement benefit accrual                 61,971   46,000
              Net unrealized loss on securities
                available for sale                           15,772     -
              Premium paid in acquisition                    33,978   21,000
              Other                                          11,144  120,000
                    Total gross deferred tax assets         430,693  686,000
                    Less valuation allowance                  -       76,000

                    Net deferred tax assets                 430,693  610,000

             Deferred tax liabilities:
             Premises and equipment, principally
               due to difference in depreciation             32,905   51,000
             Net unrealized gain on securities
               available for sale                               -     45,000
              Other                                           2,136     -

                    Total gross deferred liabilities         35,041   96,000

                    Net deferred tax assets              $  395,652  514,000


              In    assessing  the  realizability  of  deferred  tax  assets,
              management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment.

              The Company s alternative minimum tax credits can be carried forward for an indefinite period. The Company also has, at December 31, 1996, net operating loss carryforwards of approximately $17,165,000 for state income tax purposes, which expire in years 1999 through 2011, and state income tax credits of approximately $249,000 which expire in years 1997 through 2001.

         (9)  Employee Benefits

              Pension Plan
              The Company had a noncontributory, defined benefit pension plan which covered substantially all full-time employees. The benefits payable under the plan were based on years of service and the employee s compensation during the last five years of employment. During 1994, the Company approved the curtailment of the pension plan and the establishment of a defined contribution 401(k) plan. In 1995, the Company terminated the pension plan and distributed the net plan assets to the plan participants. In connection with the termination, the Company recorded an expense of $36,469, which represents the final required contribution, net of previously accrued amounts. Pension expense was $36,469 and $116,644 for 1995 and 1994, respectively.

               Defined Contribution Plan
               The Company sponsors a defined contribution 401(k) plan c o vering substantially all full-time employees. Employee contributions are voluntary. The Company matches employee contributions at 25% up to a maximum of 6% of compensation. During the years ended December 31, 1996, 1995 and 1994, the Company recognized $37,690, $31,735 and $14,611, respectively, in expense related to this plan.

               Other Postretirement Benefit Plans
               In addition to the Company's defined contribution plan, the Company sponsors postretirement medical and life insurance benefits to full-time employees who meet certain minimum age and service requirements. The plan contains cost sharing features with retirees.

               The following table presents the plan s funded status reconciled with amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995:

                                                            1996      1995
                Accumulated postretirement benefit
                     obligation                       $   (302,601)  (320,492)
                Unrecognized transition obligation         272,772    288,817
                Unrecognized prior service cost           (125,267)  (132,226)
                Unrecognized actuarial (gain)loss          (31,198)    27,106

                Accrued postretirement benefit cost
                  included in other liabilities      $    (186,294)  (136,795)

              Net periodic postretirement benefit cost includes the following components:

                                            Years Ended December 31,
                                                    1996    1995      1994

                  Service cost                   $ 26,805  12,322    23,994
                  Interest cost                    21,976  18,221    24,093
                  Net amortization                  9,328   7,472    12,414

                  Net periodic postretirement
                     benefit cost                $ 58,109  38,015    60,501


               For measurement purposes, an 8% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997; the rate was assumed to decrease gradually to 5% over 28 years and remain level thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate is not significant. The w e ighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at January 1, 1997 and 7% at January 1, 1996.

          (10) Commitments and Contingencies

               The   Company  is  a  party  to  financial  instruments  with
               off-balance sheet risk in the normal course of business to meet t h e financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

               The Company s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations related to off-balance sheet financial instruments as it does for the financial instruments recorded in the consolidated balance sheet. At December 31, 1996, the Company had approximately $12,503,000 and $1,126,000 of commitments to originate loans and standby letters of credit, respectively.

               Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts d o not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and residential and c o m mercial real estate. Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party.

               The Bank has an employment agreement, expiring in June 1998, with its president and chief executive officer whereby such officer can earn bonuses each year equivalent to 30% of his base salary if certain predetermined performance goals are met. During 1996, a bonus of $24,000 was accrued and paid pursuant to this agreement. No bonuses were accrued or paid under the provisions of the agreement for the years ended December 31, 1995 and 1994.

               As of December 31, 1996, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years are as follows:

               Years ended December 31,

                     1997                                $   305,043
                     1998                                    297,375
                     1999                                    279,188
                     2000                                    267,408
                     2001                                     10,084

                                                         $ 1,159,098

               Rent expense in 1996, 1995 and 1994 approximated $252,000, $254,000 and $254,000, respectively.

               The Bank has entered into long-term license agreements for the operation of branch offices in supermarkets which expire in 2013. Future minimum license fee payments under these agreements at December 31, 1996 for the next five years are as follows:

               Years ended December 31,

                        1997                 $      89,775
                        1998                        97,125
                        1999                       101,800
                        2000                       101,800
                        2001                       101,800
                        Thereafter               1,150,392

                                               $ 1,642,692

               License fee expense associated with these agreements for 1996, 1995 and 1994 amounted to $89,000, $125,000 and $231,000, respectively.

               The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company s consolidated financial position.

          (11) Stockholders  Equity

               On December 21, 1994, the Board of Directors approved a 2% stock dividend payable on January 3, 1995. All weighted average s h a r e and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the effect of the additional shares outstanding resulting from this stock dividend.

          (12) Fair Value of Financial Instruments

               Following are disclosures of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows c a n be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

                  Cash and Cash Equivalents
                  For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

                  Investment Securities
                  Fair value of investment securities are based on quoted market prices.

                  Loans
                  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

                  Deposits
                  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

                  Long-term Debt
                  Since the term loan bears a reasonable variable interest rate, the carrying value approximates fair value.

                  Commitments to Extend Credit and Standby Letters of Credit Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

                  Limitations
                  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                  Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments; for example, premises and equipment. I n a ddition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

               The  carrying  value  and estimated fair value of the Company s
               financial  instruments    at  December 31, 1996 and 1995 are as
               follows:

                                          1996                   1995
                                   Carrying  Estimated    Carrying   Estimated
                                   Amount    Fair Value    Amount    Fair Value
                                                  (in thousands)

Financial assets:
Cash and due from banks          $   8,968      8,968       10,015     10,015
Federal funds sold               $  10,200     10,200        4,000      4,000
Investment securities            $  39,341     39,306       41,172     41,402
Loans, net                       $  80,967     78,958       68,518     68,891

Financial liabilities:
Deposits                         $ 132,889    132,995      116,370    116,339
Long-term debt                   $     765        765          900        900

Off-balance-sheet financial
 instruments:
Commitments to extend credit     $  12,503     12,503        2,750      2,750
Stand-by letters of credit       $   1,126      1,126          555        555



(13)   Condensed  Financial Information Of Citizens Bancshares
          Corporation (Parent Only)

                      Condensed Balance Sheets

                                                        December 31,
                  Assets:                              1996        1995

        Cash                                  $       12,298       16,738
        Investment in the Bank, at equity         10,658,711   10,438,364
        Other assets                                  56,478       28,061

                                              $   10,727,487   10,483,163

        Liabilities and Stockholders  Equity:

        Liabilities:
        Long-term debt                        $      765,000      900,000
        Accrued interest payable                        -          12,522
                                                     765,000      912,522

           Stockholders' equity:
        Common stock                               1,329,684    1,329,684
        Additional paid-in capital                 1,470,210    1,470,210
        Retained earnings                          7,193,210    6,683,000
        Unrealized (loss) gain on investment
         securities available for sale,
         net of tax                                  (30,617)      87,747
             Total stockholders' equity            9,962,487    9,570,641

                                               $  10,727,487   10,483,163


                      Condensed Statements of Earnings

                                            For the Years Ended December 31,
                                               1996      1995       1994

Dividend from the Bank                 $    381,484     450,000   300,000

 Expenses:
 Interest                                    63,017      60,464    51,620
 Other                                       53,675      45,633    39,754
 Total expenses                             116,692     106,097    91,374

      Earnings before income tax
        benefit and equity in
        undistributed earnings
        of the Bank                         264,792     343,903   208,626

 Income tax benefit                          39,675      23,786    18,275

      Earnings before equity in
        undistributed earnings of
        the Bank                            304,467     367,689   226,901

 Equity in undistributed earnings
   of the Bank                              338,711     885,255   474,180

       Net earnings                       $ 643,178   1,252,944   701,081


                              Condensed Statements of Cash Flows

                                            For the Years Ended December 31,
                                                  1996       1995     1994

 Cash flows from operating activities:
 Net earnings                               $   643,178    1,252,944  701,081
 Adjustments to reconcile net earnings
  to net cash provided by operating
   activities:
       Equity in undistributed earnings
         of the Bank                           (338,711)   (885,255) (474,180)
       Change in other assets                   (28,417)     (23,786)  (4,275)
       Change in other liabilities              (12,522)       1,271   11,251

          Net cash provided by operating
           activities                            263,528     345,174  233,877

 Cash flows from investing activities
   - capital contribution to Bank                  -            -    (900,000)

 Cash flows from financing activities:
 Proceeds from long-term debt                      -           -      900,000
 Payment on long-term debt                      (135,000)  (225,000) (225,000)
 Dividends paid                                 (132,968)  (132,968)     -

         Net cash (used) provided by
           financing activities                 (267,968)  (357,968)   675,000

         Net change in cash                       (4,440)   (12,794)     8,877

       Cash at beginning of year                  16,738     29,532     20,655

       Cash at end of year                $       12,298     16,738     29,532

Supplemental disclosures of cash
 flow information:
Cash paid during the year for:
  Interest                                $       75,539     59,193     40,369
  Income taxes                            $      493,000    159,000    141,000

Noncash investing activities:
  Change in Bank s unrealized
   (loss) gain on investment securities
   available for sale, net of tax         $    (118,364)    165,210    (118,383)


          (14) Regulatory Matters

               Capital Adequacy
               The    Company  is  subject  to  various  regulatory  capital
               req uirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company s financial stat ements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company s assets, liabilities, and certain off - balance-sheet items as calculated under regulatory accounting practices. The Company s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

               As of December 31, 1996 the most recent notification from the various regulators categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution s category.

               The Company' s actual capital amounts and ratios are also presented in the table

                                                                  To Be Well
                                                               Capitalized Under
                                             For Capital       Prompt Corrective
                              Actual       Adequacy Purposes   Action  Provisions
                           Amount  Ratio    Amount    Ratio     Amount   Ratio
                                              (dollars in thousands)
As of December 31, 1996
Total Capital (to Risk
 Weighted Assets):
  Consolidated             $ 11,002    12%      7,228    >= 8%      N/A     N/A
  Bank                     $ 11,699    13%      7,227    >= 8%     9,033   >= 10%

Tier 1 Capital (to Risk
 Weighted Assets):
  Consolidated             $  9,867    11%      3,614    >= 4%      N/A     N/A
  Bank                     $ 10,564    12%      3,613    >= 4%     5,420   >= 6%

Tier 1 Capital (to
 Average Assets):
  Consolidated             $  9,867     7%      5,652    >= 4%      N/A     N/A
  Bank                     $ 10,564     7%      5,651    >= 4%     7,064   >= 5%

As of December 31, 1995
Total Capital (to Risk
 Weighted Assets):
  Consolidated             $ 10,238    14%      5,978    >= 8%      N/A   N/A
  Bank                     $ 11,106    15%      5,978    >= 8%     7,473   >= 10%

Tier 1 Capital (to Risk
 Weighted Assets):
  Consolidated             $  9,302    12%      2,989    >= 4%      N/A     N/A
  Bank                     $ 10,170    14%      2,989    >= 4%     4,484   >=  6%

Tier 1 Capital (to
 Average Assets):
  Consolidated             $  9,302     7%      5,420    >= 4%       N/A    N/A
  Bank                     $ 10,170     8%      5,420    >= 4%      6,775  >=  5%


               Board Resolution
               The  Board  of  Directors  of  the  Bank  entered  into a Board
               Resolution (the Agreement ) dated March 15, 1995, with the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta ( Regulatory Authorities ) to take corrective actions, which if not taken, could result in further regulatory sanctions. During 1996, the Regulatory Authorities lifted the Board Resolution and thus neither the Company nor the Bank are under levels of regulatory scrutiny beyond that to which all banks are subject.

               Dividend Limitation
               The amount of dividends paid to the Parent Company from the Bank is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels and will require prior approval from regulatory authorities. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year s earnings. The amount of dividends available from the Bank for payment in 1997 is approximately $320,000.

          (15) Supplementary Income Statement Information

               Components of other operating expenses in excess of 1% of total income in any of the respective years are approximately as follows:

                                                        1996     1995    1994

                 Professional services   legal     $  262,000  219,000  225,000
                 Professional services - other        198,000  179,000  162,000
                 Stationery and supplies              254,000  179,000  226,000
                 Advertising                          147,000  152,000  118,000
                 Data processing                      201,000  135,000  187,000
                 Postage                              147,000  195,000  158,000
                 Telephone                            216,000  157,000  185,000
                 FDIC insurance premiums               77,000  185,000  276,000
                 Other losses                         471,000  217,000  352,000