Form 10QSB
period 1997-03-31
CITIZENS BANCSHARES CORP /GA/
filed 1997-05-08
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                 FORM 10 - QSB

 (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                           EXCHANGE ACT OF 1934
              For the quarterly period ended   March 31, 1997

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

          State the number of shares outstanding if each of the issuer's classes of common equity as of the latest practicable date:
          1,329,684 shares of Common Stock, $1.00 par value, outstanding on May 1, 1997.

Part I. Financial Information:
                      Citizens Bancshares Corporation and Subsidiary
                            Consolidated Balance Sheets
                            March 31, 1997 and December 31, 1996
                (unaudited-amounts in thousands, except per share amounts)

                      ASSETS
                                                         1997         1996

     Cash and due from banks                      $     7,209        8,968
     Federal funds sold                                 3,000       10,200
     Investment securities:
       Held to maturity                                24,223       26,072
       Available for sale                              17,620       13,269
              Total investments                        41,843       39,341

     Loans, net of unearned income                     81,019       82,408
        Less allowance for loan losses                  1,449        1,441
              Loans, net                               79,570       80,967

     Premises and equipment, net                        2,753        2,891
     Other assets                                       2,945        2,511

               Total assets                       $   137,320      144,878


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
     Deposits:
          Noninterest-bearing                     $    36,026       46,328
          Interest-bearing                             89,318       86,560
                   Total deposits                     125,344      132,888

     Treasury, tax and loan account                       262          116
     Long-term debt                                       720          765
     Other liabilities                                  1,091        1,147
                   Total liabilities                  127,417      134,916

     Shareholders' equity:
     Common stock-$1 par value.  Authorized
         5,000,000 shares; issued and outstanding
        1,329,684 shares                                1,330        1,330
     Additional Paid-In Capital                         1,470        1,470
     Unrealized loss on available for sale securities    (144)         (31)
     Retained earnings                                  7,247        7,193
               Total shareholders' equity               9,903        9,962

     Total liabilities and shareholders'
             equity                               $   137,320      144,878

See accompanying notes to consolidated financial statements.

                      Citizens Bancshares Corporation and Subsidiary
                           Consolidated Statements of Earnings
                (unaudited-amounts in thousands, except per share amounts)

                                                           Three  Months
                                                         Ended March  31,
                                                         1997         1996

       INTEREST INCOME:
       Loans, including fees                      $     1,765        1,588
       Investment securities:
             Taxable                                      653          656
             Tax-exempt                                    18           22
       Federal funds sold                                  82          133
                 Total interest income                  2,518        2,399

     INTEREST EXPENSE:
       Deposits                                           823          703
       Treasury tax, and loan account                       1            2
       Long-term debt                                      16           13
                 Total interest expense                   840          718

                 Net interest income                    1,678        1,681

       Provision for loan losses                        -            -
          Net interest income after provision for
                 loan losses                            1,678        1,681

     NONINTEREST INCOME:
       Service charges on deposit accounts                812          931
       Other operating income                             134          129
                 Total noninterest income                 946        1,060

     NONINTEREST EXPENSE:
       Salaries and employee benefits                   1,447        1,238
       Net occupancy and equipment                        409          498
       Other operating expenses                           678          666
                 Total other expense                    2,534        2,402

                 Earnings before income taxes              90          339

         Income tax expense                                36           72

                 Net earnings                     $        54          267


         Net earnings per common share            $      0.04         0.20

         Average outstanding shares                     1,330        1,330


See accompanying notes to consolidated financial statements.

                         Citizens Bancshares Corporation and Subsidiary
                              Consolidated Statements of Cash Flows
                          Three months ended March 31, 1997 and 1996
                 (unaudited-amounts in thousands, except per share amounts)

                                                           1997        1996

Cash flows from operating activities:
Net earnings                                         $        54         267
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
  Depreciation and amortization                              187         149
  Amortization  (accretion), net                               3           8
  Accretion (amortization) of deferred loan fees              10         (25)
  Increase in other assets                                  (391)       (170)
  Decrease in accrued expenses and other liabilities         (55)       (161)

 Net cash (used) provided by operating activities           (192)         68

Cash flows from investing activities:
 Proceeds from maturities of investment securities
   held to maturity                                        1,855       6,008
 Proceeds from maturities of investment securities
   available for sale                                      1,587         500
 Purchases of investment securities held to maturity       -          (6,500)
 Purchases of investment securities available for sale    (6,117)     (3,999)
 Net  decrease (increase) in loans                         1,400      (1,275)
 Purchases of premises and equipment                         (49)       (580)
 Proceeds from sale of real estate acquired through
   foreclosure                                             -              54

 Net cash used by investing activities                     (1,324)     (5,792)

Cash flows from financing activities:
 Net (decrease) increase in demand deposits and
   savings accounts                                       (10,302)      1,592
 Net increase in time deposits                              2,758       7,226
 Principal payment on long-term debt                          (45)       -
 Net increase  in treasury, tax and loan account              146         292

 Net cash (used) provided by  financing activities         (7,443)      9,110

 Net (decrease) increase in cash and cash equivalents      (8,959)      3,386

 Cash and cash equivalents at beginning of period          19,168      14,015

 Cash and cash equivalents at end of period           $    10,209      17,401

 Supplemental disclosures of cash paid during the period for:
        Interest                                      $       857         719

        Income taxes                                  $     -             159

 Supplemental disclosures of noncash transactions:
        Real estate acquired through foreclosure      $     -              14


See accompanying notes to consolidated financial statements.

                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                    Notes to the Consolidated Financial Statements
                                March 31, 1997 and 1996
                                      (unaudited)

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

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Trust Bank (the "Bank" ). The Bank has a wholly owned subsidiary, Atlanta Mortgage Brokerage and Servicing Co., whose accounts are also included. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary ( the "Company" ) as of March 31, 1997 and for the three months ended March 31,1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature.


          2.   ACCOUNTING AND REGULATORY MATTERS

          During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 supersedes APB Opinion 15. SFAS 128 simplifies current standards by eliminating the presentation of primary EPS and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. On adoption, restatement of all prior-period EPS data presented is required. Based upon the current capital structure of the Company, this Statement should have no effect on the present EPS calculation.

          SERVICING RIGHTS

          The Financial Accounting Standards Board(FASB) has issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities which requires the Company to make certain disclosures regarding its servicing assets and liabilities, and may also affect the classification of certain servicing assets and liabilities.
          SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.

          On  January  1,  1997, the Company adopted the provisions of SFAS
          No.  125  which  had  no    material  impact  on the consolidated
          financial statements.

          IMPAIRED LOANS

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

          Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more as to either principal or interest unless the loan is well collateralized and in the process of collection. When a loan is p l a ced on nonaccrual status, current period accrued and uncollected interest is charged to interest income on loans unless management feels the accrued interest is recoverable through the liquidation of collateral. Interest income, if any, on nonaccrual loans is generally recognized on the cash basis.

          At March 31, 1997, the recorded investment in loans that are considered to be impaired was approximately $2,581,000 an i n c r ease of $622,000 from December 31, 1996 (of which approximately $1,955,000 and $1,286,000, respectively, were on a nonaccrual basis). The related allowance for loan losses for each of these loans was approximately $393,000 and $302,000, respectively. For the Three months ended March 31, 1997, the Company recognized approximately $14,000 in interest income on these impaired loans on an accrual basis.

          NONPERFORMING ASSETS

          Nonperforming assets include nonperforming loans, real estate a c q uired through foreclosure and repossessed assets. Nonperforming loans consist of loans which are past due with respect to principal or interest more than 90 days or have been placed on nonaccrual status.

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

          Nonperforming loans increased approximately $652,000 to $2,017,000 at March 31, 1997, from $1,365,000 at December 31,
          1996. Real estate acquired through foreclosure decreased approximately $6,000 or 10% from $63,000 at December 31, 1996 to $57,000 at March 31, 1997. Nonperforming assets represented 2.56% of loans, net of unearned income and real estate acquired through foreclosure at March 31, 1997 as compared to 1.73% at December 31, 1996.

          The table below presents a summary of the Company's nonperforming assets at March 31, 1997 and December 31, 1996.

                                                 1997              1996
                                             (Amounts in thousands, except
                                              financial ratios)
Nonperforming assets:
  Nonperforming loans:
    Nonaccrual loans                       $     1,955              1,286
    Past-due loans                                  62                 79
       Nonperforming loans                       2,017              1,365

Real estate acquired through foreclosure            57                 63
    Total nonperforming assets             $     2,074              1,428


Ratios:
  Nonperforming loans to loans, net of
   unearned income                                2.49%              1.66

  Nonperforming assets to loans(net of
   unearned income) and real estate
   acquired through foreclosure                   2.56%              1.73

  Nonperforming assets to total assets           1 .51%               .99

  Allowance for loan losses to
   nonperforming loans                           71.84%            105.57

  Allowance for loan losses to
   nonperforming assets                          69.86%            100.91


          Interest income on nonaccrual loans which would have been reported for the three months ended March 31, 1997 totaled approximately $65,000. The Company recorded approximately $41,000 in interest income on these loans for the three months period.

          ALLOWANCE FOR LOAN LOSSES

          The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the periods ended March 31, 1997 and December 31, 1996.

                                                     1997         1996

          Loans, net of unearned income       $    81,019         82,408

          Average loans, net of unearned income
          and the allowance for loan losses   $    79,311         73,576

          Allowance for loans losses at the
               beginning of year              $     1,441          1,566

          Loans charged off:
           Commercial, financial, and
             agricultural                               3            111
           Real estate- mortgage                       44            237
           Installment loans to individuals            49             76
            Total loans charged off                    96            424

          Recoveries of loans previously charged off:
           Commercial, financial, and agricultural      5             38
           Real estate- mortgage                       55            104
           Installment loans to individuals            44             92
             Total loans recovered                    104            234

             Net loans (recovered) charged off         (8)           190

          Additions to allowance for loan losses
               charged to operating expense            -              65

          Allowance for loan losses at period end $  1,449         1,441

          Ratio of net loans (recovered) charged
           off to average loans, net of unearned
           income and the allowance for loan
           losses                                    (.01)%          .26

         Allowance for loan losses to loans,
          net of unearned income                      1.79%         1.75

          Credit reviews of the loan portfolio designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance for loan losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for loan losses is adequate at March 31, 1997.

          A substantial portion of the Company s loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.


               ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

                                     INTRODUCTION

          Citizens Bancshares Corporation ( the "Company" ), a one-bank holding company, provides a full range of commercial banking services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiary, Citizens Trust Bank
          (the "Bank" ).    The Bank operates under a state charter and
          serves its customers through eight full service branches.

          The following discussion is of the Company's financial condition as of March 31, 1997 and the changes in the financial condition and results of operations for the three month periods ended March 31, 1997 and 1996.

                                 RESULTS OF OPERATIONS

          Net Interest Income:
          Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the first quarter 1997 remained stable compared to the three month period of 1996. The combination of higher rates paid on interest bearing liabilities and lower volume and yield on the investment portfolio decreased the Company's net interest margin to 5.34% for the first quarter 1997 compared to 5.65% in 1996.

          Noninterest income:
          Noninterest income decreased approximately $114,000 or 11% for the three month period ended March 31, 1997 as compared to the same period in 1996. The decrease in noninterest income is due primarily to a decrease in service charges on deposit accounts, of approximately $119,000 or 13%, as a result of a decrease in the volume of transactions.

          Noninterest expense:
          Noninterest expense increased approximately $132,000 or 6% during the three month period as compared to the same period in 1996. The increase is attributable to a combination of an increase in salaries and employee benefits of $209,000 and a decrease in occupancy expense of $90,000. The increase in salaries and employee benefit costs is due to new hires , normal salary adjustments and increased employee benefits. The decrease in occupancy expense is due to the lease of computer equipment during the first quarter of 1996.

          Net earnings:
          The Company had net earnings of approximately $54,000 or $0.04 per share during the first quarter ended 1997 as compared to $267,000 or $0.20 per share in 1996. The $213,000 or 80%
          decrease in net earnings as compared to 1996 is attributable to a combination of stable net interest income, $114,000 decrease in noninterest income and an increase in noninterest expense of approximately $132,000.

                                      LIQUIDITY

          Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment s e curities. At March 31,1997, approximately 14% of the investment portfolio matures within the next year, 77% after one year but before five years. In addition, federal funds sold averaged approximately $6.3 million during the three month period ended March 31, 1997. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are s u c h that adequate funds are provided to meet customer withdrawals and loan demand.

                                  CAPITAL RESOURCES

          Quantitive measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of March 31, 1997, the Company s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 13%, 11% and 7% respectively. Management believes, as of March 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

          PART II.  OTHER INFORMATION

          ITEM 1.      LEGAL PROCEEDINGS

          T h e Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

          ITEM 2.      CHANGES IN SECURITIES

          The Bank is restricted as to dividend payments to the Company by regulatory requirements.

          ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                            None

          ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The annual shareholders meeting was held on April 30, 1997 and the following individuals were elected to the Board of Directors Herman J. Russell, William L. Gibbs, William G. Anderson, Thomas
          E. Boland, Johnnie L. Clark, Norris L. Connally, H. Jerome Russell, R. K. Sehgal and Odie C. Donald. There were 804,552.09 votes for, zero against and 525,131.91 non votes for the election of the above mentioned Board members.

          ITEM 5.      OTHER INFORMATION

                            None

          ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                            None


          SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CITIZENS BANCSHARES CORPORATION



          Date:   May 7, 1997      By:  /s/  William  L. Gibbs
                                        William L. Gibbs
                                        President and Chief Executive Officer

          Date:   May 7, 1997      By:  /s/ Ann I. Scott
                                        Ann I. Scott
                                        Senior Vice President and Controller