Form 10QSB
period 1997-06-30
CITIZENS BANCSHARES CORP /GA/
filed 1997-08-15
CIK 813640

THIS  CONFORMING PAPER FORMAT IS BEING SUBMITTED PURSUANT TO RULE
     901(d) OF REGULATION S-T

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                           FORM 10 - QSB

 (  X  )  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15 (d) TO THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

     For the transition period from  ____________ to _____________

                         Commission File No:  0 - 14535

                         CITIZENS BANCSHARES CORPORATION

                  (Name of small business issuer in its charter)


     Georgia____________________________________________________ 58 - 1631302

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

          State the number of shares outstanding if each of the issuer's classes of common equity as of the latest practicable date:
          1,329,684 shares of Common Stock, $1.00 par value, outstanding on August 1, 1997.




Part I. Financial Information:
                      Citizens Bancshares Corporation and Subsidiary
                                Consolidated Balance Sheets
                            June 30, 1997 and December 31, 1996
             (unaudited-amounts in thousands, except per share amounts)

                      ASSETS
                                                         1997         1996

     Cash and due from banks                      $     8,905        8,968
     Federal funds sold                                 2,200       10,200
     Investment securities:
       Held to maturity                                20,392       26,072
       Available for sale                               8,822       13,269
              Total investments                        29,214       39,341

     Loans, net of unearned income                     80,392       82,408
        Less allowance for loan losses                  1,290        1,441
              Loans, net                               79,102       80,967

     Premises and equipment, net                        3,364        2,891
     Real estate acquired through foreclosure             803           63
     Other assets                                       4,789        2,448

               Total assets                       $   128,377      144,878


          LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
     Deposits:
          Noninterest-bearing                     $    35,454       46,328
          Interest-bearing                             80,891       86,560
                   Total deposits                     116,345      132,888

     Treasury, tax and loan account                       132          116
     Federal Funds Purchased                                0        -
     Long-term debt and obligations under capital le      675          765
     Other liabilities                                  1,222        1,147
                   Total liabilities                  118,374      134,916

     Shareholders' equity:
     Common stock-$1 par value.  Authorized
         5,000,000 shares; issued and outstanding
        1,329,684 shares                                1,330        1,330
     Additional Paid-In Capital                         1,470        1,470
     Unrealized (loss)gain on available for sale sec      (26)         (31)
     Retained earnings                                  7,229        7,193
               Total shareholders' equity              10,003        9,962

               Total liabilities and sharehol     $   128,377      144,878


                      Citizens Bancshares Corporation and Subsidiary
                              Consolidated Statements of Earnings
               (unaudited-amounts in thousands, except per share amounts)

                                                          Three  Mon       Six  Months
                                                            Ended June              Ended June 30,
                                                        1997         1996       1997       1996

     INTEREST INCOME:
       Loans, including fees                      $     1,838        1,658       3,603      3,246
       Investment securities
             Taxable                                      588          751       1,241      1,407
             Tax-exempt                                    28           19          46         41
       Federal funds sold                                  24          117         106        250
                 Total interest income                  2,478        2,545       4,996      4,944

     INTEREST EXPENSE:
       Deposits                                           782          700       1,605      1,403
       Treasury tax, and loan account                       2            1           3          3
       Long-term debt                                      14           16          30         29
                 Total interest expense                   798          717       1,638      1,435

                 Net interest income                    1,680        1,828       3,358      3,509

       Provision for loan losses                        -            -            -          -
                 Net interest income after provision for
                    possible loan losses                1,680        1,828       3,358      3,509

     NONINTEREST INCOME:
       Service charges on deposit accounts                809          938       1,621      1,869
       Other operating income                             116           57         250        186
                 Total noninterest income                 925          995       1,871      2,055

     NONINTEREST EXPENSE:
       Salaries and employee benefits                   1,388        1,356       2,835      2,594
       Net occupancy and equipment                        419          359         828        857
       Other operating expenses                           839          796       1,517      1,462
                 Total other expense                    2,646        2,511       5,180      4,913

                 (Loss) earnings before income taxes      (41)         312          49        651

         Income tax (benefit) expense                     (23)          70          13        142

                 Net (loss) earnings              $       (18)         242          36        509


         Net (loss) earnings per common share     $     (0.01)        0.18        0.03       0.38

         Average outstanding shares                     1,330        1,330       1,330      1,330

                            Citizens Bancshares Corporation and Subsidiary
                                   Consolidated Statements of Cash Flows
                                 Six months ended June 30, 1997 and 1996
                      (unaudited-amounts in thousands, except per share amounts)

                                                                  1997    1996

     Cash flows from operating activities:
     Net earnings                                           $         36   509
     Adjustments to reconcile net earnings
       to net cash provided by operating activities:
       Depreciation and amortization                                 375   305
       Amortization (accretion), net                                   4    17
       Amortization (accretion) of deferred loan fees                 17    15
       Gain on sale of securities                                    (10)   -
       Increase in other assets                                   (2,370)  (158)
       Increase (decrease) in accrued expenses and other lia          76   (346)

     Net cash (used) provided by operating activities             (1,872)   342

     Cash flows from investing activities:
      Proceeds from maturities of investment
         securities held to maturity                              5,688  6,414
      Proceeds from maturities of investment
         securities available for sale                           10,969  1,000
      Purchases of investment securities held to maturity          -     (6,500)
      Purchases of investment securities available for sale     (6,517)  (6,370)
      Net (decrease) increase in loans                           1,039   (3,771)
      Purchases of premises and equipment                        ( 848)   (841)
      Proceeds from sale of real estate acquired through forecl    95     121

      Net cash provided (used) by investing activities          10,426   9,947)

      Cash flows from financing activities:
      Net (decrease) in demand deposits                    (10,874)      2,472
      Net decrease in time deposits                         (5,669)     (1,078)
      Net increase in federal funds purchased                -           1,600
      Principal payment on long-term debt                      (90)        (45)
      Net increase in treasury, tax and loan account            16         394

     Net cash (used) provided by  financing activities      (16,617)      3,343

    Net decrease in cash and cash equivalents               (8,063)     (6,262)
    Cash and cash equivalents at beginning of period         19,168     14,015

    Cash and cash equivalents at end of period          $    11,105      7,753

    Supplemental disclosures of cash paid during the period for:
    Interest                                           $     1,667       1,412

    Income taxes                                       $     -             294

   Supplemental disclosures of noncash transactions:
     Real estate acquired through foreclosure          $       836          92




                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
                    Notes to the Consolidated Financial Statements
                                June 30, 1997 and 1996
                                      (unaudited)

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

          The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary ( the "Company" ) as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three
          month period have  been  included.   All adjustments are of a normal
          recurring nature.


          2. ACCOUNTING AND REGULATORY MATTERS

          During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings
          Per Share (SFAS 128). SFAS supersedes APB Opinion 15. SFAS 128 simplifies current standards by eliminating the presentation of primary EPS and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. On adoption, restatement of all prior-period EPS data presented is required. Based upon the current capital structure of the Company, this Statement should have no effect on the present EPS calculation.

          SERVICING RIGHTS

          The Financial Accounting Standards Board(FASB) has issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which requires the Company to make certain disclosures regarding its servicing assets and liabilities, and may also affect the classification of certain servicing assets and liabilities.
          SFAS 125 is effective for transfers and servicing of financial a s sets and extinguishments of liabilities occurring after December 31, 1996.

          On  January  1,  1997, the Company adopted the provisions of SFAS
          No.  125  which  had  no    material  impact  on the consolidated
          financial statements.


          IMPAIRED LOANS

          Management considers a loan to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan s effective interest rate, or at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

          At  June  30,  1997,  the  recorded  investment in loans that are
          considered  to  be  impaired    was  approximately  $1,292,000, a
          decrease of $667,000 from December 31, 1996 (of which approximately $1,093,000 and $1,955,000, respectively, were on a
          nonaccrual  basis).    The  related allowance for loan losses for
          each of these loans was approximately $164,000 and $393,000, respectively. For the three month and six month periods ended June 30, 1997, the Company recognized approximately $5,000 and $19,000 interest income on these impaired loans on an accrual basis, respectively.


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

          Nonperforming loans decreased approximately $223,000 to $1,142,000 at June 30, 1997, from $1,365,000 at December 31,
          1996. Real estate acquired through foreclosure increased approximately $740,000 or 117% from $63,000 at December 31, 1996 to $803,000 at June 30, 1997. Nonperforming assets represented 2.40% of loans, net of unearned income and real estate acquired through foreclosure at June 30, 1997 as compared to 1.73% at December 31, 1996.

          The decrease in nonperforming assets relative to loans, net of unearned  income  and  real  estate acquired through foreclosure, reflects  management  s continuous effort to reduce nonperforming
          assets.    The  table  below  presents a summary of the Company s
          nonperforming assets at June 30, 1997 and December 31, 1996.

                                         1997           1996
                                      (Amounts in thousands, except
                                              financial ratios)
 Nonperforming assets:
   Nonperforming loans:
     Nonaccrual loans              $     1,093              1,286
     Past-due loans                         49                 79
        Nonperforming loans              1,142              1,365

Real estate acquired through foreclosure   803                 63
    Total nonperforming assets     $     1,945              1,428


Ratios:
  Nonperforming loans to loans, net of
  unearned income                         1.42%              1.66%


Nonperforming assets to loans(net of unearned
 income) and real estate acquired through
 foreclosure                              2.40%              1.73%

Nonperforming assets to total assets     1 .52%               .99%

Allowance for loan losses to
nonperforming loans                     112.96%             105.57%


Allowance for loan losses to
nonperforming assets                     66.32%             100.91%


Interest income on nonaccrual loan which would have been reported for the three and six months ended June 30, 1997 totaled approximately $24,000 and $91,000. The Company recorded approximately $2,000 and $43,000 interest income on these loans for the three and six months period ended June 30, 1997.



          ALLOWANCE FOR  LOAN LOSSES

          The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the period ended June 30, 1997 and December 31, 1996.

                                           1997      1996

   Loans, net of unearned income      $ 80,392      82,408

   Average loans, net of unearned
    income and the allowance for
    loan losses                      $  79,844      73,576

   Allowance for loans losses at
    the beginning of year            $   1,441       1,566

   Loans charged off:
     Commercial, financial,
       and agricultural                      3         111
     Real estate- mortgage                 148         237
     Installment loans to
       individuals                         164          76
    Total loans charged off                315         424

   Recoveries of loans previously
     charged off:
     Commercial, financial,
       and agricultural                     17          38
     Real estate- mortgage                  77         104
     Installment loans to
       individuals                          70          92
    Total loans recovered                  164         234

    Net loans charged off                  151         190

  Additions to allowance for loan
     losses charged to operating expense    -           65

 Allowance for loan losses at
      period end                        $ 1,290      1,441

 Ratio of net loans charged off
  to average loans, net of
  unearned income and the allowance
  for loan losses                           .19%       .26

 Allowance for loan losses to loans,
   net of unearned income                  1.60%      1.75


          Credit reviews of the loan portfolio designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance for loans losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss e x p erience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for loan losses is adequate at June 30, 1997.

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

          The following discussion is of the Company's financial condition as of June 30, 1997 and the changes in financial condition and results of operations for the three and six month periods ended June 30, 1997 and 1996.


                                 RESULTS OF OPERATIONS

          Net Interest Income:
          Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing
          liabilities.    Net  interest  income for the three month and six
          month   periods  ended  June  30,  1997  decreased  approximately
          $148,000 and $151,000 or 8% and 4% respectively. The combination of higher volune as well as higher rates paid on interest bearing liabilities decreased the Company's net interest margin to 5.45% for the period ended June 30, 1997 compared to 5.79% in 1996.

          Noninterest income:
          Noninterest income decreased approximately $70,000 or 7% for the three month period ended June 30, 1997 and approximately $184,000 or 9% for the six month period ended June 30, 1997 as compared to the same period in 1996. The decrease in noninterest income is due to a decrease in service charges on deposits of $248,000 or 13%.

          Noninterest expense:
          Noninterest expense increased approximately $135,000 and $267,000 or 5% for the three and six month periods ended June 30, 1997 respectively, as compared to the same period in 1996. The increase is attributable to a combination of an increase in salaries and employee benefits of $241,000, a decrease in occupancy expense of $29,000 and an increase in other operating expenses of $55,000. The increase in salaries and employee benefit costs is due to new hires, normal salary adjustments and increased employee benefits.

          Net earnings:
          The Company had a net loss of approximately ($18,000) or ($0.01) per share for the three month period ended June 30, 1997 and net earnings of $36,000 or $0.03 per share for the six month period ended June 30, 1997 as compared to $242,000 and $509,000 or $0.18 and $0.38 per share in 1996. The $473,000 or 93% decrease in net earnings as compared to 1996 is attributable to a combination of declining net interest income and noninterest income of $151,000 and $184,000 respectively, and an increase in noninterest expense of approximately $267,000.


                                      LIQUIDITY

          Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At June 30,1997, approximately 9% of the investment portfolio matures within the next year, 61% after one year but before five years. In addition, federal funds sold averaged approximately $3.9 million during the six month period ended June 30, 1997. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are s u c h that adequate funds are provided to meet customer withdrawals and loan demand.



                                  CAPITAL RESOURCES


          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. As of June 30, 1997 the Company s actual capital amounts and ratios are as follows:

                                                           For
                                                          Capital
                                   Actual           Adequacy Purposes
                                         (amounts in thousands)
                                  Amount     Ratio       Amount  Ratio
    Total Capital (to Risk
    Weighted Assets):
       Consolidated             $ 11,067   12%           $7,254   >= 8%
       Bank                     $ 11,679   13%           $7,251   >= 8%


   Tier 1 Capital (to Risk
           Weighted Assets):
       Consolidated             $  9,932   11%           $3,627   >= 4%
       Bank                     $ 10,544   12%           $3,625   >= 4%


   Tier 1 Capital (to
     Average Assets):
       Consolidated             $  9,932    7%           $5,528   >= 4%
       Bank                     $ 10,544    7%           $5,527   >= 4%


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


          ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                             None


          ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                    None


          ITEM 5.     OTHER INFORMATION

          Effective July 1, 1997, Mr. William L. Gibbs resigned as the President and Chief Executive Officer of the Bank. Dr. Johnnie L. Clark, Vice Chairman of the Company s Board of Directors, was named as his temporary replacement.

          Effective July 27, 1997, the Company signed a letter of intent to
          merge  with  First  Southern    Bancshares,  Inc..  The merger is
          contingent upon regulatory and shareholder approval.


          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                            None

          SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CITIZENS BANCSHARES CORPORATION



       Date:   August 13, 1997          By:   /s/ Johnnie L. Clark
                                        Johnnie L. Clark
                                        President   and   Chief   Executive
                                        Officer


       Date:   August 13, 1997          By:   /s/ Ann I. Scott
                                        Ann I. Scott
                                        Senior Vice President and Controller