Form 10KSB/A
period 1996-12-31
CITIZENS BANCSHARES CORP /GA/
filed 1997-10-21
CIK 813640

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ------------

                                 FORM 10-KSB/A

                                 ------------

                               Amendment No. 1 to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1996

                                 ------------

                          Commission File No. 0-14535


                        CITIZENS BANCSHARES CORPORATION


                             A Georgia Corporation
                  (IRS Employer Identification No. 58-1631302)
                       175 John Wesley Dobbs Avenue, N.E.
                             Atlanta, Georgia 30303
                                 (404) 659-5959

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996:

(List all such items, financial statements, exhibits or other portions amended)

Item 7.   Financial Statements.
Item 13.  Exhibits and Reports on Form 8-K.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Citizens Bancshares Corporation:

We have audited the accompanying consolidated balance sheet of Citizens Bancshares Corporation and subsidiary (the "Company") as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary at December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.


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

[CAPTION]

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

[CAPTION]

                                            Gross         Gross      Estimated
                               Amortized   Unrealized   Unrealized     Fair
 At December 31, 1996:           Cost         Gains       Losses       Value
U.S. Treasury and
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

[CAPTION]

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

               The  carrying  value  and estimated fair value of the Company s
               financial  instruments    at  December 31, 1996 and 1995 are as
               follows:

[CAPTION]

                                                                   1996
                                                --------------------------------------------
                                                Carrying  Estimated     Carrying  Estimated
                                                Amount    Fair Value    Amount    Fair Value
                                                --------  ----------    --------  ----------
                  Financial assets:
                  Cash and due from banks       $  8,968      8,968       10,015     10,015
                  Federal funds sold            $ 10,200     10,200        4,000      4,000
                  Investment securities         $ 39,341     39,306       41,172     41,402
                  Loans, net                    $ 80,967     78,958       68,518     68,891

                  Financial liabilities:
                  Deposits                      $132,889    132,995      116,370    116,339
                  Long-term debt                $    765        765          900        900

                   Off-balance-sheet financial
                   instruments:
                  Commitments to extend credit  $ 12,503     12,503        2,750      2,750
                  Stand-by letters of credit    $  1,126      1,126          555        555

                        CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements, continued


            (13)   Condensed  Financial  Information  Of    Citizens  Bancshares
            Corporation (Parent Only)

                           Condensed Balance Sheets
[CAPTION]

                                                            December 31,
                                                      _________________________________
            Assets:                                 1996        1995

                Cash                                         $ 12,298  16,738
                Investment in the Bank, at equity           10,658,711         10,438,364
                Other assets                                56,478             28,061

                                                             $ 10,727,487  10,483,163

               Liabilities and Stockholders  Equity:

                Liabilities:
                  Long-term debt                             $765,000 900,000
                  Accrued interest payable                    -         12,522



                                       912,522

                Stockholders  equity:
                  Common stock                                        1,329,684          1,329,684
                  Additional paid-in capital                          1,470,210          1,470,210
                  Retained earnings                                   7,193,210          6,683,000
                  Unrealized (loss) gain on investment securities

                         available for sale, net of tax                (30,617)             87,747                _____________

                       Total stockholders  equity                     9,962,487          9,570,641                   ___________

                                                             $         10,727,487         10,483,163                    __________

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

to Consolidated Financial Statements, continued


         (13) Condensed Financial Information Of Citizens Bancshares Corporation (Parent Only), continued

                             Condensed Statements of Earnings
[CAPTION]

                                              For the Years Ended December 31,
                                                               1996          1995      1994
                  Dividend from the Bank                     $381,484      450,000    300,000

                  Expenses:
                        Interest                               63,017       60,464     51,620
                        Other                                  53,675       45,633     39,754

                              Total expenses                  116,692      106,097     91,374

         Earnings before income tax benefit and equity in
undistributed earnings of the Bank                            264,792      343,903    208,626

                       Income tax benefit                      39,675       23,786     18,275

Earnings before equity in undistributed
                                 earnings of the Bank         304,467      367,689    226,901

     Equity in undistributed earnings of the Bank             338,711      885,255    474,180                 _______

                                         Net earnings        $643,178    1,252,944    701,081


         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

         (13) Condensed Financial Information Of Citizens Bancshares Corporation (Parent Only), continued
[CAPTION]

         Condensed Statements of Cash Flows
         Years Ended December 31,                                                                       ______
         1996   1995   1994                                                             ____   ____   ____
Cash flows from operating activities:
                  Net earnings                                  $643,178    1,252,944
                  701,081
                  Adjustments to reconcile net earnings
                   to net cash provided by operating activities:
                     Equity in undistributed earnings of the Bank     (338,711)
                  (885,255)                      (474,180)
                     Change in other assets                           (28,417)       (23,786)    (4,275)
                     Change in other liabilities                      (12,522)      1,271         11,251

                       Net cash provided by operating activities      263,528         _______
                  345,174                          233,877                  _______                          _______


                  Cash flows from investing activities - capital

                  contribution to Bank                                           -                 -  (900,000)  _________

                  Cash flows from financing activities:
                  Proceeds from long-term debt                                   -                 -   900,000
                  Payment on long-term debt                                     (135,000)              (225,000)  (225,000)
                  Dividends paid                                                (132,968)            (132,968)   -

                     Net cash (used) provided by financing activities                                      (267,968)
                  (357,968)                        675,000                  _________                        _______

                     Net change in cash                                    (4,440)              (12,794)  8,877

                        Cash at beginning of year                      16,738        29,532         20,655

                      Cash at end of year                $     12,298    16,738  29,532

                   Supplemental disclosures of cash flow information:

                  Cash paid during the year for:
                   Interest                                     $    75,539    59,193
                    40,369                  ________
                   Income taxes                          $493,000159,000           141,000

                  Noncash investing activities:
                   Change in Bank s unrealized (loss) gain on

                     investment securities available for sale,

                     net of tax                          $  (118,364) 165,210   (118,383)

                      CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

          (14) Regulatory Matters

               Capital Adequacy Capital Adequacy T h e Company is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can i n i t iate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company s financial s t a t ements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company s assets, liabilities, and certain o f f - balance-sheet items as calculated under regulatory accounting practices. The Company s capital amounts and classification are also subject to qualitative judgments by the r e gulators about components, risk weightings, and other factors.

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

               The Company s actual capital amounts and ratios are also presented in the table
               To Be
               Well
[CAPTION]

               Capitalized Under
               For Capital   Prompt
               Corrective                       Actual                 Adequacy PurposesAction
               Provisions                                         Amount Ratio
                                                       AmountRatio Amount Ratio
                    (dollars in thousands)          ______________________
                As of December 31, 1996
                Total Capital (to Risk Weighted Assets):
                  Consolidated               $11,002 12% 7,228> 8%    N/A  N/A ____
                  Bank                       $11,699 13% 7,227> 8%  9,033 > 10% _   __      _


               The Company's actual capital amounts and ratios are also presented in the table
[CAPTION]

                                                                                To Be Well
                                                                               Capitalized Under
                                Actual          Adequancy Purposes                Action    Provisions
                            Amount   Ratio       Amount   Ratio               Amount           Ratio
                                                            (dollars in thousands)

As of December 31, 1996
Total Capital (to Risk
 Weighted Assets):
  Consolidated               $11,002 12% 7,228> 8%    N/A  N/A ____
  Bank                       $11,699 13% 7,227> 8%  9,033 > 10% _   __      _

                                          F-37
                Tier 1 Capital (to Risk Weighted Assets):
                  Consolidated               $ 9,867 11% 3,614> 4%    N/A   N/A
                  Bank                       $10,564 12% 3,613> 4%  5,420  > 6% _

                Tier 1 Capital (to Average Assets):
                  Consolidated               $ 9,867  7% 5,652> 4%    N/A   N/A _
                  Bank                       $10,564  7% 5,651> 4%  7,064  > 5% _

                         As of December 31, 1995                                ___

                  Total Capital (to Risk Weighted Assets):

                  Consolidated               $10,238 14% 5,978> 8%    N/A   N/A _
                  Bank                       $11,106 15% 5,978> 8%  7,473 > 10% _

                       Tier 1 Capital (to Risk Weighted Assets):

                               Consolidated  $ 9,302 12% 2,989> 4%  N/AN/A  _
                  Bank                       $10,170 14% 2,989> 4%  4,484 >  6%

                Tier 1 Capital (to Average Assets):

                  Consolidated               $ 9,302  7% 5,420> 4%   N/A   N/A  _
                  Bank                       $10,170  8% 5,420> 4%  6,775 >  5% _           _


              CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

           (14) Regulatory Matters, continued

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

               (15) Supplementary Income Statement Information

               Components of other operating expenses in excess of 1% of total income in any of the respective years are approximately as follows:

                                                            1996             1995             1994
                                                         ---------          -------         --------

                 Professional services   legal           $ 262,000          219,000          225,000
                 Professional services - other             198,000          179,000          162,000
                 Stationery and supplies                   254,000          179,000          226,000
                 Advertising                               147,000          152,000          118,000
                 Data processing                           201,000          135,000          187,000
                 Postage                                   147,000          195,000          158,000
                 Telephone                                 216,000          157,000          185,000
                 FDIC insurance premiums                    77,000          185,000          276,000
                 Other losses                              471,000          217,000          352,000

ITEM 7.   FINANCIAL STATEMENTS.
------    --------------------

          The consolidated financial statements of the Company and the reports of independent auditors are included in this Report beginning at page F-1.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------   --------------------------------

     (a)  Exhibits.
          --------

Exhibit No.         Description of Exhibit
-------------------------------------------------------------------------------

3.1                 Articles of Incorporation of Citizens Bancshares
                    Corporation.(1)

3.1.1 Amendment to Articles of Incorporation of Citizens Bancshares Corporation.(2)

3.2                 Bylaws of Citizens Bancshares Corporation.(1)

10.1 Citizens Trust Bank Pension Plan & Trust, as amended and restated effective January 1, 1984.(1)(3)

10.2 Lease and Option Agreement by and between Citizens Trust Bank and Resolution Trust Corporation, dated April 22, 1994.(4)

10.3 Employment Agreement dated June 30, 1992, between Citizens Trust Bank and William L. Gibbs.(5)

10.3.1 First Amended and Restated Employment Agreement dated September 18, 1995, between Citizens Trust Bank and William
                    L. Gibbs.(6)

10.4 Loan Agreement by and between Citizens Bancshares Corporation and SunTrust Bank, Atlanta, dated April 22, 1996.(7)

10.5 KPMG Peat Marwick LLP letter dated September 9, 1996 to the Securities and Exchange Commission regarding statements listed in Item 8 of the Company's Form 10-KSB dated March 29, 1997.(7)

21                  Subsidiaries of the Registrant.(8)

24                  Power of Attorney.(7)

27                  Financial Data Schedule.(7)

______________________________

(1) Incorporated herein by reference to the exhibit of the same number in Citizens Bancshares Corporation's Registration Statement on Form 10, previously filed with the Commission. (File No. 0-14535).

(2) Incorporated herein by reference to Exhibits 3.3 and 4.2 to Citizens Bancshares Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, previously filed with the Commission. (File No. 0-14535).

(3) The indicated exhibit is a compensatory plan required to be filed as an exhibit.

(4) Incorporated herein by reference to Exhibit 10.10 to Citizens Bancshares Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, previously filed with the Commission. (File No. 0-14535).

(5) Incorporated herein by reference to Exhibit 10.6 to Citizens Bancshares Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, previously filed with the Commission. (File
     No. 0-14535).

(6) Incorporated herein by reference to Exhibit 10.11 to Citizens Bancshares Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1995, previously filed with the Commission. (File No. 0-14535).

(7) Incorporated herein by reference to the exhibit of the same number in Citizens Bancshares Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996, previously filed with the Commission. (File No. 0-14535).

(8) Incorporated herein by reference to Exhibit 22 to Citizens Bancshares Corporation's Registration Statement on Form 10, previously filed with the Commission. (File No. 0-14535).

(b)   Reports on Form 8-K.
      -------------------

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CITIZENS BANCSHARES CORPORATION



Date: October 21, 1997                 By:  /s/ Johnnie L. Clark
                                            ---------------------
                                            Johnnie L. Clark

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.         Description of Exhibit
-------------------------------------------------------------------------------

   99.1             Report of KPMG Peat Marwick LLP