Form 10QSB
period 1997-09-30
CITIZENS BANCSHARES CORP /GA/
filed 1997-11-14
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

 X          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                              EXCHANGE ACT OF 1934

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

                 For the quarterly period end September 30, 1997


                   CITIZENS BANCSHARES CORPORATION
             (Name of small business issuer in its charter)

            Georgia                                       58 - 1631302
        (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)


        175 John Wesley Dobbs Avenue, N.E.,  Atlanta, Georgia       30303
            (Address of principal executive office)         (Zip code)

    Registrant's  telephone number, including area code:    (404) 659-5959



 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the 90 days.    Yes  _X__   No ___.


 State the number of shares outstanding if each of the issuer's classes of
 common equity as of the l practicable date:   1,329,684 shares of Common Stock,
 $1.00 par value, outstanding on, November 1,1997.



Part I. Financial Information:

         Citizens Bancshares Corporation and Subsidiary
         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996
         (unaudited-amounts in thousands, except per share amounts)

                           ASSETS
                                                          1997              1996

         Cash and due from banks                    $     8549        $     8968
         Federal funds sold                               1000             10200
         Investment securities:
           Held to maturity                              18934             26072
           Available for sale                             8863             13269
                  Total investments                      27797             39341

         Loans, net of unearned income                   82805             82408
            Less allowance for loan losses                1272              1441
                  Loans, net                             81533             80967

         Premises and equipment, net                      3162              2891
         Real estate acquired through foreclosure          798               218
         Other assets                                     4741              2293

                    Total assets                    $   127580        $   144878


              LIABILITIES AND SHAREHOLDERS' EQUITY

         Liabilities:
         Deposits:
              Noninterest-bearing                   $    32570        $    46328
              Interest-bearing                           83031             86560
                        Total deposits                  115601            132888

         Treasury, tax and loan account                    161               116
         Federal funds purchased                          -                 -
         Long-term debt and obligations under capital      630               765
         Other liabilities                                1110              1147
                        Total liabilities               117502            134916

         Shareholders' equity:
         Common stock-$1 par value.  Authorized
             5,000,000 shares; issued and outstanding
            1,329,684 shares                              1330              1330
         Additional paid-in capital                       1470              1470
         Unrealized (loss)gain on available for sale s      -2               -31
         Retained earnings                                7280              7193
                    Total shareholders' equity           10078              9962

                    Total liabilities and sha       $   127580        $   144878


         Citizens Bancshares Corporation and Subsidiary
         Consolidated Statements of Earnings
          (unaudited-amounts in thousands, except per share amounts)

                                          Three  Months     Nine  Months
                                       Ended September 30,  Ended September 30,
                                         1997     1996      1997      1996

   INTEREST INCOME:
    Loans, including fees              $ 1932  $ 1850      $ 5535  $ 5096
    Investment securities
          Taxable                         440     740        1681    2147
          Tax-exempt                       26      19          72      60
          Federal funds sold               21     100         127     350
                 Total interest income   2419    2709        7415    7653

   INTEREST EXPENSE:
    Deposits                              693     767        2298    2170
    Treasury, tax, and loan account         1       2           4       5
    Long-term debt                         15      17          45      46
    Other                                  14      20          14      20
                Total interest expense    723     806        2361    2241

                Net interest income      1696    1903        5054    5412

    Provision for loan losses              30       -          30       -
    Net interest income after provision for
           possible loan losses          1666    1903        5024    5412

  NONINTEREST INCOME:
   Service charges on deposit accounts    870     936        2491    2805
   Other operating income                 113       9         363     225
        Total noninterest income          983     945        2854    3030

  NONINTEREST EXPENSE:
   Salaries and employee benefits        1382    1424        4217    4018
   Net occupancy and equipment            450     434        1278    1291
   Other operating expenses               735     819        2252    2281
         Total noninterest expense       2567    2677        7747    7590

         Earnings before income taxes      82     171         131     852

  Income tax expense                       31      22          44     164

           Net earnings            $       51   $ 149      $   87  $  688


  Net earnings per common share    $     0.04  $ 0.11      $ 0.07  $ 0.52

  Average outstanding shares             1330    1330        1330    1330



                      Citizens Bancshares Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                       Nine months ended September 30, 1997 and 1996

                (unaudited-amounts in thousands, except per share amounts)

                                                                 1997     1996

Cash flows from operating activities:
   Net earnings                                              $       87    688
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Provision for possible loan losses                            30     -
       Depreciation and amortization                                592    491
       Amortization, net                                            -10     29
       Amortization of deferred loan fees                            30     96
       Gain on sale of securities                                   -13      -
       Loss on sale of  premises and equipment                               2
       Increase in other assets                                   -2329   -244
       Decrease in accrued expenses and other liabilities           -36   -521

      Net cash (used) provided by operating activities            -1649    541

Cash flows from investing activities:
   Proceeds from maturities of investment securities held to ma    7145   9154
   Proceeds from maturities of investment securities available    10969   1204
   Purchases of investment securities held to maturity             -     -6500
   Purchases of investment securities available for sale          -6517  -6574
   Net decrease in loans                                          -1422  -8456
   Purchases of premises and equipment                             -863  -1039
   Proceeds from sale of real estate acquired through foreclosu      95    123
   Proceeds from sale of premises and equipment                    -         9

     Net cash provided (used) by investing activities              9407   -12079

Cash flows from financing activities:
   Net (decrease) increase in demand deposits                    -13758   1195
   Net (decrease) increase in time deposits                       -3529   7408
   Principal payment on long-term debt                             -135    -90
   Net increase in treasury, tax and loan account                    45    172
   Dividend paid to shareholders                                   -       -66

       Net cash (used) provided by  financing activities         -17377   8619

       Net decrease in cash and cash equivalents                  -9619  -2919

Cash and cash equivalents at beginning of period                  19168  14015

Cash and cash equivalents at end of period                   $     9549  11096

Supplemental disclosures of cash paid during the period for:
   Interest                                                  $     2361   2173

   Income taxes                                              $     -       301

Supplemental disclosures of noncash transactions:
   Real estate acquired through foreclosure                  $      836    193

          CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

          Notes to the Consolidated Financial Statements
                    September 30, 1997 and 1996
                            (unaudited)

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank has a wholly owned subsidiary, Atlanta Mortgage Brokerage and servicing Co., whose accounts are also included. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiary (the "Company") as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature.

2.       ACCOUNTING AND REGULATORY MATTERS

During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income.
" SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during the period except those resulting from investments by owners or distributions to owners. The statement does not address issues of recognition or measurement of comprehensive income and its components. The provisions of this statement shall be effective for the fiscal years beginning after December 15, 1997 and early application is permitted.

Additionally during 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share
" (SFAS 128). SFAS supersedes APB Opinion 15. SFAS 128 simplifies current standards by eliminating the presentation of primary EPS and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. On adoption, restatement of all prior-period
EPS data presented is required. Based upon the current capital structure of the Company, this Statement should have no effect on the present EPS calculation.

         SERVICING RIGHTS

The Financial Accounting Standards Board (FASB) has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which requires the Company to make certain disclosures regarding is servicing assets and liabilities, and may also affect the classification of certain servicing assets and liabilities.

SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

On January 1, 1997, the Company adopted the provisions of SFAS No. 125 which had no material impact on the consolidated financial statements.

IMPAIRED LOANS

Management considers a loan to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

At September 30, 1997 and December 31, 1997, the recorded investment in loans that are considered to be impaired was approximately $1,258,000 and $1,959,000, respectively, a decrease of $701,000 when compared to December 31, 1996. The related allowance for loan losses for each of these loans was approximately $159,000 and $293,000, respectively. For the three month and the nine month periods ended September 30, 1997, the Company recognized approximately $4,000 and $23,000 interest income on these impaired loans on an accrual basis, respectively.


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

Nonperforming loans decreased approximately $262,000 to $1,103,000 at September 30, 1997, from $1,365,000 at December 31, 1996. Real estate acquired through foreclosure increased approximately $735,000 from $63,000 at December 31, 1996 to $798,000 at September 30, 1997. Nonperforming assets represented 2.32% of loans, net of unearned income and real estate acquired through foreclosure at September 30, 1997 as compared to 1.73% at December 31, 1996.

          CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

            Selected Statistical Information, continued



The increase in nonperforming assets relative to loans, net of unearned income and real estate acquired through foreclosure, was primarily caused by the foreclosure of a commercial property with a recorded book value of $765,000.
Management has actively marketed the property and expects to close on the sale of the building during the fourth quarter of 1997. The table below presents a summary of the Company's nonperforming assets at September 30, 1997 and December 31, 1996.

                                                          1997          1996
                                                            (Amounts in
                                                            thousands, except
                                                            financial ratios)
 Nonperforming assets:
   Nonperforming loans:                                   $   1,062     1,286
   Past-due loans                                                41        79

      Nonperforming loans                                     1,103     1,365

  Repossed property                                              32
  Real estate acquired through foreclosure                      798        63
                      Total nonperforming assets          $   1,933     1,428


Ratios:
  Nonperforming loans to loans, net of unearned income         1.33%    1.66%

  Nonperforming assets to loans(net of unearned income)
     and real estate acquired through foreclosure               2.32%   1.73%

  Nonperforming assets to total assets                          1.49%   .99%

  Allowance for loan losses to nonperforming loans               115%   106%

 Allowance for loan losses to nonperforming assets                66%   101%


Interest income on nonaccrual loans which would have been reported for the three and nine months ended September 30, 1997 totaled approximately $61,000 and $115,000, as compared to $19,000 and $50,000 for the respective periods ending September 30, 1996. The Company recorded approximately $0 and $43,000 interest income on these loans for the three and nine months period ended September 30, 1997.



ALLOWANCE FOR  LOAN LOSSES

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the period ended September 30, 1997 and December 31, 1996.


                                                              1997       1996
Loans, net of unearned income                             $  82,805     82,408

Average loans, net of unearned income and the
  allowance for loan losses                               $   80,803     73,576

 Allowance for loans losses at the beginning of year      $    1,441      1,566

 Loans charged off:
   Commercial, financial, and agricultural                         3        111
   Real estate- mortgage                                         148        285
   Installment loans to individuals                              285         76


              Total loans charged off                            436        424

Recoveries of loans previously charged off:
 Commercial, financial, and agricultural                          64         38
 Real estate   mortgage                                           81        104

 Installment loans to individuals                                 92         92


               Total loans recovered                             237        234


               Net loans charged off                             199        190
Addition to allowance for loan losses charged
to operating expense                                              30         65

Allowance for loan losses at period end                     $  1,272       1,441

Ratio ofnet loans charged off to average loans,
net of unearned income                                         .25%        .26%

Allowance for loan loses to loan, net of unearned income       1.54%      1.75%






Credit reviews of the loan portfolio designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance for loans losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for loan losses is adequate at September 30, 1997.

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the market conditions in the metropolitan Atlanta area.


                  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS


                           INTRODUCTION


Citizens Bancshares Corporation (the "Company" ), a one-bank holding company, provides a full range of commercial banking services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiary, Citizens Trust Bank ( the "Bank"). The Bank operates under a state charter and serves its customers through eight full service branches.

The following discussion is of the Company's financial condition as of September 30, 1997 and the changes in financial condition and results of operations for the three and the nine month periods ended September 30, 1997 and 1996.


                       RESULTS OF OPERATIONS

Net Interest Income
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the three month and nine month periods ended September 30, 1997 decreased approximately $207,000 and $358,000 or 11% and 7%, respectively. The decrease in net interest income is due to the combination of higher relative reliance on interest bearing deposits to fund assets and the decrease in the investments portfolio. This combination decreased the Company's net interest margin to 5.63% for the period ended September 30, 1997 compared to 5.84% in 1996.

Noninterest income
Noninterest income increased approximately $38,000 or 4% for the three month period ended September 30, 1997 and while decreasing approximately $176,000 or 6% for the nine month period ended September 30, 1997 as compared to the same period in 1996. The increase in the three month period is due to individually insignificant items. The decrease in noninterest income is primarily due to a decrease in service charges on deposits of $314,000 or 11% for the nine month period ended September 30, 1997. This change is consistent with the change in the volume of deposit accounts outstanding.

Noninterest expense
Noninterest expense decreased approximately $110,000 or 4% for the three month period while increasing $157,000 or 2% for the nine month periods ended September 30, 1997, as compared to the same period in 1996. The decrease during the third quarter is a result of a reduction in staff during the period. However for the nine month period, the increase is attributable to a combination of an increase in salaries and employee benefits of $199,000, offset by a decrease in occupancy expense of $13,000 and an increase in other operating expenses of $29,000. The increase in salaries and employee benefit costs is due to new hires, normal salary adjustments and increased employee benefits.

Net earnings
The Company had a net earnings of approximately $51,000 or $0.04 per share for the three month period ended September 30, 1997 and net earnings of $87,000 or $0.07 per share for the nine month period ended September 30, 1997 as compared to $149,000 and $688,000 or $0.11 and $0.52 per share in 1996. The $601,000 or 87% decrease in net earnings for the nine months ended September 30, 1997 as compared to the same period in 1996 is attributable to the combination of declining net interest income and noninterest income of $358,000 and $176,000 respectively, and an increase in noninterest expense of approximately $157,000.

PART II.  OTHER INFORMATION

                             LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets, repayments of loans, and maturities of investment securities. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities.
At September 30,1997, approximately 11% of the investment portfolio matures within the next year, 74% after one year but before five years. In addition, federal funds sold averaged approximately $2.9 million during the nine month period ended September 30, 1997. The Company is a member of the Federal
Home Loan Bank of Atlanta, the Federal Reserve System and maintains relation-ships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

                         CAPITAL RESOURCES

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total Tier 1 capital to risk weighted assets and Tier 1 capital to average assets. As of September 30, 1997 the Company's actual capital amounts (in thousands) and ratios are as follows:

                                                                 For Capital
                                                Actual        Adequacy Purposes
                                              Amount Ratio      Amount   Ratio

Total Capital (to Risk Weighted Assets):
   Consolidated                            $  11,267  12%    $  7,254     >8%
   Bank                                    $  11,747  13%       7,251     >8%

Tier 1 capital (to Risk Weight Assets):
   Consolidated                            $ 11,842   11%    $  3,627     >4%
   Bank                                    $ 10,655   12%    $  3,625     >4%

Tier 1 Capital (to Average Assets):
     Consolidated                          $ 10,080   7%     $   5,528    >4%
     Bank                                  $ 10,655   8%     $   5,527    >4%



PART II.  OTHER INFormation


ITEM 1.     LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.


ITEM 2.     CHANGES IN SECURITIES

                   None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                   None


ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              None

ITEM 5.     OTHER INFORMATION

Effective July 1, 1997, Mr. William L. Gibbs resigned as the President and Chief Executive Officer of the Bank. Dr. Johnnie L. Clark, Vice Chairman of the Company's Board of Directors, was named as his temporary replacement.

Effective July 27, 1997, the Company signed a letter of intent to merge with First Southern Bancshares, Inc.. The merger is contingent upon regulatory and shareholder approval. On October 23, 1997, an S-4 was filed with the SEC in connection with the merger.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  None



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CITIZENS BANCSHARES CORPORATION

Date:   November 13, 1997              By:   /s/    Johnnie L. Clark
         Johnnie L. Clark
         President and Chief Executive Officer


Date:   November 13, 1997              By:   /s/ Ann I. Scott
         Ann I. Scott
                                  Senior Vice President and Controller