Form 10QSB/A
period 1997-09-30
CITIZENS BANCSHARES CORP /GA/
filed 1997-11-17
CIK 813640

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

                                                          1997          1996
                                                            (Amounts in
                                                            thousands, except
                                                            financial ratios)
 Nonperforming assets:
   Nonperforming loans:                                   $   1,062     1,286
   Past-due loans                                                41        79

      Nonperforming loans                                     1,103     1,365

  Repossessed property                                              32
  Real estate acquired through foreclosure                      798        63
                      Total nonperforming assets          $   1,933     1,428


Ratios:
  Nonperforming loans to loans, net of unearned income         1.33%    1.66%

  Nonperforming assets to loans(net of unearned income)
     and real estate acquired through foreclosure               2.32%   1.73%

  Nonperforming assets to total assets                          1.49%   .99%

  Allowance for loan losses to nonperforming loans               115%   106%

 Allowance for loan losses to nonperforming assets                66%   101%


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



ALLOWANCE FOR  LOAN LOSSES

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the period ended September 30, 1997 and December 31, 1996.


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

                                                                 For Capital
                                                Actual        Adequacy Purposes
                                              Amount Ratio      Amount   Ratio

Total Capital (to Risk Weighted Assets):
   Consolidated                            $  11,267  12%    $  7,254     >8%
   Bank                                    $  11,842  13%       7,251     >8%

Tier 1 capital (to Risk Weight Assets):
   Consolidated                            $ 10,080   11%    $  3,627     >4%
   Bank                                    $ 10,655   12%    $  3,625     >4%

Tier 1 Capital (to Average Assets):
     Consolidated                          $ 10,080   7%     $   5,528    >4%
     Bank                                  $ 10,655   8%     $   5,527    >4%



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