Form 10KSB
period 1997-12-31
CITIZENS BANCSHARES CORP /GA/
filed 1998-04-01
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended      Commission File No:  0-14535
     December 31, 1997

             Citizens Bancshares Corporation
        (Name of small business issuer in its charter)

         Georgia                                   58-1631302
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

   175 John Wesley Dobbs Avenue., N.E., Atlanta, Georgia           30303
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

  State issuer's revenues for its most recent fiscal year:  $13,716,967

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $7,482,890 as of March 1, 1998. Because there is no established public trading market for the registrant's Common Stock, the aggregate market value of the voting stock held by nonaffiliates of the registrant is based upon the most recent trades of the voting stock of which the registrant is aware.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,164,065 shares of Common Stock, $1.00 par value, outstanding on March 1, 1998.

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

       The City of Atlanta is located in a Metropolitan Statistical Area ("MSA") which encompasses 18 counties with an area of 5,147 square miles and a population of 2,853,511. The central eight metro Atlanta counties (Clayton, Cobb, DeKalb, Douglas, Fulton, Gwinnett, Henry and Rockdale), as defined by the Atlanta Regional Commission, had a combined population as of April 1, 1990 of 2,146,000. The Company's and the Bank's primary market within the Atlanta MSA is Fulton and DeKalb Counties which had a combined population as of April 1, 1990 of 1,020,597. As of April, 1993, the Atlanta MSA ranked nationally ninth in population, first in number of residential units authorized, eight in retail sales, and tenth in net effective buying income. Average income per household in 1993 was $47,557.

       Deposits. The Bank offers a full range of depository accounts which include: interest checking accounts for non-profit and individual customers; noninterest-bearing checking accounts for commercial and individual customers; money market accounts which pay variable interest rates; statement savings accounts; individual retirement accounts; and fixed-rate, fixed-term time deposits. At December 31, 1997, noninterest bearing accounts represented approximately 29.5% of the Bank's total deposits.

       Loans. The Bank's lending activities include real estate, consumer, and commercial loans to individuals, firms, and corporations on a secured and unsecured basis. The real estate portfolio includes traditional first mortgage loans to individuals on single-family homes, loans secured by farmland and construction loans. Its consumer loan portfolio includes installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. The Bank's commercial lending is directed principally toward businesses located within its trade area with a demand for funds that falls within the Bank's legal lending limit. At December 31, 1997, commercial, financial and agricultural loans and consumer loans represented approximately 19.7% and 22.4%, respectively, of the Bank's total loan portfolio, and real estate mortgage and construction loans represented approximately 57.9% of the Bank's total loan portfolio.

       Credit decisions are based upon determination of the borrower's ability and willingness to repay the loans, which in turn are impacted by such factors as an individual borrower's income, employment stability, previous credit history and collateral for the loan. For commercial customers, credit decisions are based upon the borrower's cash flow, sales trends, inventory levels and relevant economic conditions. Risks associated with loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

       Minority Control. A majority of the outstanding shares of the Company's Common Stock is held by minority individuals.
  The Company thus views itself as having a social obligation to help members of the minority community. Accordingly, a majority of the Bank's customers are from the minority communities.

       Asset/Liability Management. At December 31, 1997, the Bank's ratio of loans to deposits was 74%. Liquidity needs are met primarily through the sale of federal funds and the maturing of loans and short term securities. Maturities in the Bank's loan portfolio are monitored monthly to avoid matching short-term deposits with long-term loans. Other assets and liabilities are also carefully controlled in an effort to balance liquidity, asset quality and income.

       Correspondent Banks. At December 31, 1997, the Bank had correspondent relationships with five commercial banks in Georgia and two commercial banks in other states. NationsBank in Atlanta, Georgia is the Bank's principal correspondent bank. The Bank's correspondent banks provide certain services for the Bank such as processing checks and other items, buying federal funds, handling money transfers and exchanges, providing safekeeping of securities or other valuable items, and furnishing limited management information and advice. As compensation for these services, the Bank maintains certain balances with its correspondents in noninterest-bearing accounts.

  Employees

       On December 31, 1997, the Company and the Bank had full time equivalent employees of 125. See Note 8, Employee
  Benefits, of the "Notes to Consolidated Financial Statements".
  Neither the Company nor the Bank is a party to any collective bargaining agreement and the Company believes that its employee relations are satisfactory.

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

  Competition

       The banking business is highly competitive. The Bank competes with other financial service organizations, including other banks, savings and loan associations, finance companies, insurance companies, credit unions and certain governmental
  agencies.   Many of these institutions have greater resources
  than are available to the Bank. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, deregulation of banks, savings and loan associations and other financial institutions and the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates.

  Supervision and Regulation

       The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

       General. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act").
  As such, the Company and, if applicable, its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

       The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or it may merge or consolidate with any other bank holding company.

       The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal
  Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

       The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

       Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996.
  Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

       The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities
  other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank
  holding companies.   Despite prior approval, the Federal Reserve has the
  power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

       The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

       The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

       Payment of Dividends. The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

       If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

       The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

        Capital Adequacy. The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

       The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

       The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets
  (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 12% and 11%, respectively.

       In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

       The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

       The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

       Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business.
  As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

       The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk
  (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals
  $1 billion or more.

       Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

       Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of a commonly controlled
  FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

       Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.
  The federal banking agencies have specified by regulation the relevant capital level for each category.

       The capital levels established for each of the categories are as follows:

                                      Total
                                      Risk-Based    Tier 1 Risk-
Capital Category    Tier 1 Capital    Capital       Based Capital    Other

Well Capitalized     5% or more       10% or more   6% or more   Not subject
                                                                to a capital
                                                                   directive
Adequately
Capitalized          4% or more        8% or more   4% or more       --

Undercapitalized   less than 4%       less than 8%  less than 4%     --

Significantly
Undercapitalized    less than 3%      less than 6%  less than 3%     --

Critically           2% or less
Undercapitalized   tangible equity        --            --           --


       For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

       An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

       At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

       FDIC Insurance Assessments.   Pursuant to FDICIA, the FDIC adopted a
  risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories:  (a) well capitalized;
  (b) adequately capitalized; and   undercapitalized.  These three categories
  are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly
  undercapitalized, and critically undercapitalized for prompt corrective
  action purposes.   An institution is also assigned by the FDIC to one of
  three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

       Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

       Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995
  (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

      In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis
  points, respectively.   Beginning in January 2000, BIF- and SAIF- insured
  institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

       Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

       Proposed Legislation and Regulatory Action.   New regulations and
  statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

              CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

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

  AVERAGE BALANCE SHEETS, INTEREST
  RATES, AND INTEREST DIFFERENTIAL
  Condensed consolidated average balance sheets for the years indicated are presented below.
                                             Years ended December 31,
                                              1997         1996
                                              (amounts in thousands)
  ASSETS:

  Cash and due from banks                 $   8,535       10,171

  Interest-earning assets:
      Loans,net(a)                           80,868       73,576
      Taxable investment Securities          32,006       43,120
      Tax-exempt investment securities        1,479          958
      Federal funds sold                      3,718        8,188
    Total interest-earning assets           118,071      125,842


  Premises and equipment, net                 3,050        2,866
  Other Assets                                4,611        2,422
  TOTAL ASSETS                           $  134,267      141,301


  LIABILITIES AND SHAREHOLDER EQUITY
  Noninterest-bearing deposits           $   36,433       42,348
  Interest-bearing liabilities:
  Savings and interest-bearing demand
       deposits                              42,617       49,593
      Time deposits                          43,042       36,818
      Other borrowed funds                    1,099        1,508
   Total interest-bearing liabilities        86,758       87,919


  Accrued expenses and other liabilities      1,137        1,217
                Total liabilities           124,328      131,484

  Shareholders' equity:
      Common stock                            1,330        1,330
      Additional paid-in capital              1,470        1,470
      Retained earnings                       7,139        7,017
      Total shareholders' equity              9,939        9,817
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $134,267      141,301


  (a)Average loans are shown net of unearned income and the allowance for possible loan losses. Nonperforming loans are also included.

                                                   Years ended December 31,
                                                    1997           1996
                                          (amounts in thousands,except ratios)

 Total interest-earning assets                 $  118,071         125,842
 Total interest-bearing liabilities                86,758          87,919

 Excess of interest-earning assets over
  Interest-bearing liabilities                $    31,313          37,923


INTEREST EARNED ON:
 Loans, net(b)                                $     7,503           7,048
Taxable investment Securities                       2,085           2,806
Tax-exempt investment securities(a)                   138             114
Federal funds sold                                    210             428
Total interest income                               9,936          10,396

INTEREST PAID ON:
Savings and interest-bearing demand deposits          869           1,130
Time deposits                                       2,142           1,860
Other borrowed funds                                   78              95
Total interest expense                              3,089           3,085

NET INTEREST EARNED                           $     6,847           7,311

AVERAGE YIELD EARNED ON:
Loans, net                                           9.28 %         9.58%
Taxable investment securities                        6.51           6.51
Tax-exempt investment securities(a)                  9.33          11.90
Federal funds sold                                   5.65           5.23

TOTAL INTEREST-EARNING ASSETS                        8.42           8.26

AVERAGE RATE PAID ON:
Savings and interest-bearing
  demand deposits                                    2.04           2.28
Time deposits                                        4.98           5.05
Other borrowed funds                                 7.10           6.30

TOTAL INTEREST-BEARING LIABILITIES                   3.56           3.51

INTEREST RATE DIFFERENTIAL                           4.86           4.75

NET INTEREST MARGIN                                  5.80           5.81

(a) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(b) Included in interest earned on loans are fees of approximately $232,000 in 1997 and $221,000 in 1996.


  The following table sets forth, for the year ended December 31, 1997, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                       Increase  Due to changes in (a)
                                      1997    1996    (decrease)   Volume    Rate

  INTEREST EARNED ON:
  Loans, net                        $  7,503   7,048       455         688      (233)
  Taxable investment securities        2,085   2,806       (721)       (724)       3
  Tax-exempt investment
        securities(b)                    138     114         24          55     (31)
  Federal funds sold                     210     428       (218)       (243)      25

  TOTAL INTEREST INCOME                9,936   10,396      (460)       (648)     188


  INTEREST PAID ON:
  Savings and demand deposits            869   1,130       (261)       (151)    (110)
  Certificates of deposits             2,142   1,860        282         312     ( 30)
  Other borrowed funds                    78      95       ( 17)       ( 27)      10

 TOTAL INTEREST EXPENSE                3,089   3,085          4         (41)      45

 NET INTEREST EARNED              $    6,847   7,311       (464)       (451)    (13)

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

  The following table sets forth, for the year ended December 31, 1996, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                                     Increase       Due to changes in (a)
                                    1996    1995     (decrease)     Volume      Rate

  INTEREST EARNED ON:
  Loans, net                    $   7,048   6,416       632          498        134
  Taxable investment securities     2,806   2,752        54           30         24
  Tax-exempt investment
      securities(b)                   114     162      (48)          (47)       ( 1)
  Federal funds sold                  428     528      (100)         (50)       (50)

 TOTAL INTEREST INCOME             10,396   9,858       538          362        176


  INTEREST PAID ON:
  Savings and demand deposits       1,130   1,207       (77)         ( 8)       (69)
  Certificates of deposits          1,860   1,682       178          152         26
  Other borrowed funds                 95      93         2            4        (2)

      TOTAL INTEREST EXPENSE        3,085   2,982       103           96          7

  NET INTEREST EARNED           $   7,311   6,876       435          254        181

<F1>
  (a)The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.
<F2>
  (b)Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

                                 INVESTMENT SECURITIES

  The carrying values of investment securities - held to maturity at the indicated dates are presented below:

                                                       December 31,
                                                  1997           1996
                                                 (amounts in thousands)

  U.S. Treasury and U.S. Government agencies   $ 9,000          15,677
  Mortgage-backed securities                     7,382           9,525
  State, county, and municipal securities          700             870

       Totals                                  $17,082          26,072


  The carrying values of investment securities - available for sale at the indicated dates are presented below:

                                                      December 31,
                                                   1997          1996
                                                 (amounts in thousands)

  U.S. Government agencies                     $ 6,194          12,638
  State, county, and municipal securities          924            -

      Totals                                   $ 7,118          12,638


  The following table shows the contractual maturities of all investment securities at December 31, 1997 and the weighted average yields (on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                               Maturing
                                            After 1 but           After 5 but
                         Within 1 Year      Within 5 Years      Within 10 Years    After 10 Years
                        Amount     Yield    Amount     Yield     Amount    Yield   Amount    Yield

U.S. Treasury and U.S
 Government agencies  $ 2,500      5.03% $  10,500     6.22%    $ 1,698    6.80%  $  498      7.02%

Mortgage-backed
   securities (a)       1,072      5.89%     1,515     7.37%      2,356    7.56%   2,439      6.82%

State, county, and
    municipal             400     14.58%       303     8.82%        113    7.20%     806      7.89%

Other equity
  securities(b)           --        --          --      --           --     --     1,182       (b)

Totals               $ 3,972      7.70%   $ 12,318     6.44%    $ 4,167    7.26%   4,925      5.37%


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

The Company did not have any investments with a single issuer which exceeded 10% of the company's shareholders' equity at December 31, 1997, except for U.S. Treasury and U.S. Government agencies as shown in the table above.

LOANS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan:
                                                     December 31,
                                                   1997          1996
                                                (amounts in thousands)

Commercial, financial, and agricultural        $ 17,058        13,728
Installment and single payment individual        19,454        13,850
Real estate - commercial                         20,741        31,115
Real estate - residential                        24,316        22,064
Real estate - construction                        5,209         1,830
                                                 86,778        82,587
Less:
    Unearned income                                 195           179
    Allowance for loan losses                     1,305         1,441

        Loans, net                               85,278        80,967

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-KSB. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta.

The following table sets forth certain information at December 31, 1997, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans.

                                              Due after one    Due after
                                  One year     year through      five
                                  or less      five years        years    Total
                                            (amounts in thousands)


Commercial, financial,
  and agricultural             $   6,544          8,099         2,415     17,058
Installment and single
  payment individual               6,674          9,447         3,333     19,454
Real estate - commercial           2,164         12,136         6,441     20,741
Real estate - residential            869          6,595        16,852     24,316
Real estate - construction         4,024          1,000           185      5,209
                               $  20,275         37,277        29,226     86,778

Loans due after one year:
 Having predetermined interest rates                                     $ 41,833
 Having floating interest rates                                            24,670

            Total                                                        $ 66,503

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

FASB has issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," that amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by not requiring additional disclosures about how a creditor recognizes interest income on impaired loans. SFAS No. 118 is to be implemented concurrently with SFAS No. 114.

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

At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under SFAS No.114 was $1,077,000 and $1,959,000, respectively (of which approximately $852,000 and $1,286,000 were on a nonaccrual basis). The related allowance for loan losses was $174,000 and $302,000, respectively. For the years ended December 31, 1997 and 1996, the Company recognized $17,000 and $129,000, respectively in interest income on those impaired loans on an accrual basis income recognition method.

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

Nonperforming loans decreased to $938,000 at December, 1997, from $1,365,000 at December 31, 1996. Real estate acquired through foreclosure increased $665,000 from $63,000 at December 31, 1996 to $728,000 at December 31,1997.
Nonperforming assets represent 1.91% of loans net of unearned income and real estate acquired through foreclosure at December 31, 1997 as compared to 1.73% at December 31, 1996.

The table below presents a summary of the Company's nonperforming assets at December 31, 1997 and 1996.

                                                           December 31,
                                                       1997          1996
                                                     (amounts in thousands,
                                                   except financial ratios)
Nonperforming assets:
 Nonperforming loans
  Nonaccrual loans                                 $    852          1,286
  Past-due loans                                         86             79
   Nonperforming loans                                  938          1,365
 Real estate acquired through foreclosure               728             63
     Total nonperforming assets                    $  1,666          1,428

Ratios:
 Nonperforming loans to loans,
   net of unearned income                              1.08%         1.66%

 Nonperforming assets to loans
  (net of unearned income) and real
  estate acquired through foreclosure                  1.91%         1.73%

 Nonperforming assets to total assets                  1.30%          .99%

 Allowance for loan losses to
   nonperforming loans                               139.13%       105.57%

 Allowance for loan losses to
  nonperforming assets                                78.33%       100.91%


Interest income on nonaccrual loans which would have been reported for the years ended December 31, 1997, 1996, and 1995 is summarized as follows:

                                              1997    1996         1995
                                                (amounts in thousands)

Interest at contracted rate                $   137     83           91
Interest at recorded as income                 113     10           --
  Reduction of interest income             $    24     73           91


ALLOWANCE FOR LOAN LOSSES

The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

                                                           December 31,
                                                          1997      1996
                                                      (amounts in thousands)

Loans, net of unearned income at end of year          $   86,583   82,408

Average loans, net of unearned income and
  allowance for loan losses                               80,868   73,576
Allowance for loan losses at beginning of year       $     1,441    1,566

Loans charged off:
 Real estate loans                                           148      237
 Commercial, financial, and agricultural                      18      111
 Installment and single payment individual                   365       76
            Total loans charged off                          531      424

Recoveries of loans previous charged off:
 Real estate loans                                            85      104
 Commercial, financial and agricultural                       66       38
 Installment and single payment individual                   123       92
            Total loans recovered                            274      234

            Net loans charged off                            257      190

Additions to allowance for loan losses
  charged to operating expense                               121       65

Allowance for loan losses at end of year                  $ 1,305   1,441

Ratio of net loans charged off to
 average loans, net of unearned
 Income and the allowance for loan losses                   .32%     .26%

Allowance for loan losses to loans,
 net unearned income at end of year                        1.51%    1.75%


Credit reviews of the loan portfolio designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance for loan losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties and are reviewed with the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes that the allowance for loan losses is adequate at December 31, 1997.

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

ALLOCATION OF
ALLOWANCE FOR LOAN LOSSES

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below.
This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such other factors which, in the judgement of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and the Company's valuation of real estate acquired through foreclosure. Such agencies may require the Company to recognize additions to the allowance or adjustments to the valuations based on their judgements about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgement, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur. The amount of such components of the allowance for loan losses and the ratio of each loan category to total loans outstanding are presented below:

                               Commercial      Installment
                               financial,       and single
                                and               payment       Real
                              agricultural      individual     Estate     Total
                               (amounts in thousands, except percentages)

December 31, 1997
 Allowance amount            $    349               357          599       1,305

Percent of loans in each
 category to total loans         19.7%             22.4         57.9        100.0

December 31, 1996
 Allowance amount            $    442               161          838       1,441

Percent of loans in each
 category to total loans         16.6%             16.8         66.6        100.0


DEPOSITS

The average amount of and average rate paid on deposits by category for the last two years are presented below:

                                           Year ended December 31
                                           1997                  1996
                                   Amount        Rate         Amount     Rate
                                     (amounts in thousands, except percentages)

Noninterest-bearing deposits     $ 36,433        -%          42,348       -%
Savings and interest-bearing
  deposits                         42,617       2.04         49,593      2.28
Time deposits                      43,042       4.98         36,818      5.05

 Total average deposits         $ 122,092       2.47%       128,759      2.35%


The maturities of time deposits of $100,000 or more as of December 31, 1997 are present below (amounts in thousands):


3 months or less                               $  14,124
Over 3 months through 6 months                     1,864
Over 6 months through 12 months                    2,926
Over 12 months                                     1,477

          Total outstanding                    $  20,391

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


One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the "gap". The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.
For conservative purposes, the Company has included demand deposits such as NOW, money market and savings accounts in the three month category.
However, the actual repricing of these accounts may lag beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income. The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities as of December 31, 1997.

                                   Cumulative amounts as of December 31, 1997
                                           Maturing and repricing within
                                   Three        Twelve      Five
                                  Months       Months      Years      Total
                                   (amounts in thousands, except ratios)

Interest-sensitive assets:
  Investments                  $  6,282        8,004      20,329      25,382
  Loans                          30,369       41,738      71,721      86,778
  Federal funds sold                975          975         975         975
Total interest-sensitive assets$ 37,626       50,717      93,025     113,135

Interest-sensitive liabilities:
 Deposits                        61,325       76,260      81,413      81,618
 Other borrowings                   240          375         780         780
Total interest-sensitive
   liabilities                   61,565       76,635      82,193      82,398


Interest-sensitivity gap       $(23,939)     (25,918)     10,832      30,737

Cumulative interest-
  sensitivity gap to
  total interest-
   sensitivity assets           (21.16)%     (22.91)        9.57      27.17

ITEM 2.  PROPERTIES

   The Bank's main office, which is located at 175 John Wesley Dobbs Ave., N.E. in the City of Atlanta, contains approximately 30,000 square feet and is leased by the Bank. The Bank has ten full service branches, one of which is located in a supermarket and in South DeKalb Mall. As discussed at "Item 6-Management's Discussion and Analysis or Plan of Operation," three of the branches were acquired during the merger with First Southern Bancshares, Inc.. The branch offices are located in Fulton and DeKalb County, Georgia. The
Bank owns the land and buildings of six free-standing branches near the Atlanta University Center, in the Adamsville section of the City of Atlanta, in the City of East Point and in DeKalb County. The Bank leases the space for its supermarket branch under license agreement, a free-standing facility in the Midtown section of the City of Atlanta and in South DeKalb Mall.
The addresses of the ten branch locations are as follows:


Main Office
75 Piedmont Avenue
Atlanta, Georgia 30303

West Peachtree
712 West Peachtree
Atlanta, Georgia 30379

Westside
965 Martin Luther King Jr., Drive
Atlanta, Georgia 30314

Panola
2727 Panola Road
Lithonia, Georgia 30058

Adamsville
3610 Martin Luther King Jr., Drive
Atlanta, Georgia 30331

Wesley Chapel
2592 S. Hariston Road
Decatur, Georgia 30035

East Point
2840 East Point Street
East Point, Georgia 30344

Rockbridge Plaza Branch
5771 Rockbridge Road
Stone Mountain, Georgia 30087

Greenbriar
2841 Greenbriar
Atlanta, Georgia 30331

South DeKalb
2801 Candler Road
Decatur, Georgia 30034


  The Bank is a member of the Southeast Switch Inc. Network (the "Network"), an organization of Georgia banks, savings and loan associations and credit unions. The organization has established a network of automated teller machines ("ATMs") owned by its members so that customers of each member may use their ATM cards at machines owned or operated by other members to transact business with respect to their accounts. The use of the Network has significantly increased the ability of the Bank's depositors to withdraw or deposit funds. Management believes that the Bank's membership in the Network has substantially improve the Bank's competitive position in attracting depositors at a much more moderate cost to the Bank than the alternative of constructing new branch facilities.

Management believes that the Company's physical facilities are suitable for its current needs.


ITEM 3. LEGAL PROCEEDINGS

   The Company is not aware of any material pending legal proceeding to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of shareholders of the Company during the fourth quarter of 1997.


                               PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for the Common Stock, $1.00 par value, of the Company. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred.

             Calendar Period              Sales      Price

               1997                       High           Low
               First Quarter             $4.50          $4.50
               Second Quarter             5.00           5.00
               Third Quarter               -               -
               Fourth Quarter              -               -

               1996                       High           Low
               First Quarter             $4.50          $4.50
               Second Quarter             5.00           5.00
               Third Quarter              5.00           5.00
               Fourth Quarter             4.50           4.00

At March 1, 1998, there were 1,650 shareholders of record of the Company's Common Stock.

Dividends

No dividends were paid by the Company during 1997. A $0.10 per share cash dividend was paid for fiscal year ended December 31, 1996. Payment of dividends by the Company is restricted by certain covenants in its long-term debt agreement, and is dependent upon payment by the Bank of dividends to the Company. Under the provisions of applicable law, the Bank may pay dividends subject to limitation imposed by the banking regulations.
See "Item 1. Business - Bank Regulation, of this Annual Report". See Note 12, "Regulatory Matters" of "Notes to Consolidated Financial Statements."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                            INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a one-bank holding company whose wholly owned subsidiary is Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and at December 31, 1997 served its customers in metropolitan Atlanta through seven full-service branch offices.

On January 30, 1998, the Company and First Southern Bancshares, Inc. ("First Southern"), a bank holding company that wholly owned one bank and a non-bank mortgage subsidiary, merged. The transaction was a tax-free exchange, with each outstanding share of First Southern stock being converted into 1.508 shares of common stock of the combined company. The merger was accounted for as a pooling of interest with the Company being the surviving entity. The merger resulted in the creation of the fourth largest African-American owned commercial bank in the United States, with assets of approximately $190 million.

First Southern's bank subsidiary, First Southern Bank, chartered by the State of Georgia in 1987, was a full service commercial bank operating three retail locations in south DeKalb County. First Southern also owned FSB Mortgage Services, which originates residential mortgages through a variety of products. The mortgage subsidiary is now wholly owned by the Company.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes and Selected Statistical
Information appearing in other sections of the Annual Report on Form 10-KSB.

Net income for the year ended December 31, 1997 decreased 87% to approximately $84,000 from $643,000 earned for the same period in 1996. As a consequence, net income per share was $.06 in 1997 compared to $.48 earned in 1996, return on assets dropped to .06% in 1997 from .46% in 1996 and return on equity was .85% in 1997 compared to 6.55% in 1996. The decrease in net income can be attributed to the decrease in net interest income and noninterest income of 6.3% and 5.9%, respectively, compared to 1996.

The Company's total assets also decreased 11.5% or approximately $16.7 million during the year ended December 31, 1997 as compared to $128,160,000 in 1996. Loans, net of unearned income, increased 5.1% or $4.2 million and total deposits decreased 12.9% or $17 million during the year ended December 31, 1997. Average assets for the year ended December 31, 1997 totaled $134,267,000, a decrease of 5% or $7 million as compared to 1996.


The following selected financial data for Citizens Bancshares Corporation and subsidiary should be read in conjunction with the consolidated financial statements and related notes appearing in another section of this Annual Report on Form 10-KSB.

                                                Years ended December 31,
                                        1997        1996        1995      1994    1993
                               (amounts in thousands, except per share data and financial ratios)

Statement of operating data:
 Net interest income               $    6,808      7,274       6,826      5,935   5,278
 Provision for loan losses         $      121         65         417        735     899
 Net earnings (loss)               $       84        643       1,253        701    (386)
Per share data:
 Net earnings (loss)               $      .06        .48         .94        .53    (.29)
 Book value                        $     7.59       7.49        7.20       6.23    5.88
 Cash dividends declared           $      -          .10         .10         -      -
Balance sheet data:
 Loans, net of unearned income     $   86,584     82,408      70,084     69,261  50,404
 Deposits                          $  115,803    132,889     116,380    122,145 108,710
 Long-term debt and obligations
   under capital leases            $      585        765         900      1,293     760
 Total assets                      $  128,160    144,879     128,389    133,206 118,304
 Average shareholders' equity      $    9,939      9,817       8,854      7,873   7,578
 Average assets                    $  134,267    141,301     135,503    128,130 124,746
Ratios:
 Net earnings (loss) to
   average assets                       .06%        .46          .92        .55    (.31)
 Net earnings (loss) to
   average shareholders'
   equity                               .85%       6.55        14.15       8.90    (5.09)
Dividend payout ratio                    -        20.83        10.64        -        -
Average shareholders' equity to
 average assets                        7.40%       6.95         6.53       6.14     6.07


                        RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the amount by which the income received on interest-bearing assets exceeds the interest paid on interest-bearing liabilities. The following table presents the Company's net interest income on a tax-equivalent basis. Interest income on tax-exempt investment securities has been adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34% for 1997, 1996, and 1995.

                                                       Years ended
                                                       December 31,
                                                   1997      1996    1995
                                                    (amounts in thousands)
Interest income                                 $ 9,897     10,359   9,808
Tax-equivalent adjustment                            39         37      50

Interest income, tax-equivalent basis             9,936     10,396   9,858
Interest expense                                 (3,089)    (3,085) (2,982)

Net interest income, tax-equivalent basis         6,847      7,311   6,876

Provision for loan losses                          (121)      (65)    (416)
Noninterest income                                3,820      4,060   4,136
Noninterest expense                             (10,338)   (10,247) (9,218)

Earnings before income taxes                        208      1,059   1,378

Income tax expense                                 (85)       (379)    (75)
Tax-equivalent adjustment                          (39)       ( 37)    (50)
Income tax expense, tax-equivalent basis          (124)       (416)   (125)

Net earnings                                 $      84         643    1,253

Net interest income on a fully taxable equivalent basis accounted for 64.2% of net interest income and noninterest income before any provision for loan losses in 1997, 64.3% in 1996 and 62.4% in 1995. The level of such income is influenced primarily by changes in volume and mix of earning assets and sources of funding, market rates of interest, and income tax rates. The Company has an Asset/Liability Management Committee ("ALCO"), which is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors.

ALCO reviews economic conditions, the interest rate outlook, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposure. Based on such reviews, ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

Net interest income on a tax-equivalent basis decreased $464,000 or 6.3% for the year ended 1997 as compared to the same period in 1996. The decrease in net interest income can be attributed to the decline in average earning assets of approximately $7.8 million. During 1997, the net interest margin was 5.80% on average earning assets of approximately $118,071,000 compared to 5.81% on average earning assets of approximately $125,842,000 in 1996.

In 1996, net interest income on a tax-equivalent basis increased $435,000 or 6.3% as compared to 1995. The Company's net interest margin increased to 5.81% in 1996 from 5.66% in 1995.

Provision for Loan Losses

The provision for loan losses is maintained to absorb future losses inherent in the credit portfolio. The reserve is the charge to operating earnings that management considers necessary to maintain an adequate allowance for loan losses. In 1997, the provision for loan losses was $121,000, an increase of $56,000 from the provision of $65,000 for 1996. Due to the increase in the volume of the loan portfolio, it was determined by management that the current level of allowance for loan losses was adequate. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. At December 31, 1997 and 1996, the Company's allowance for loan losses was approximately $1,305,000 or 1.51% compared to $1,441,000 or 1.75%, respectively, of loans, net of unearned income.

Factors considered in determining the level of the reserve include: trends in portfolio volume, quality, maturity and composition; industry concentrations; lending policies; new products; adequacy of collateral; historical loss experience; the status and amount of non performing and past-due loans; specific known risks; and current, as well as anticipated, specific and general economic factors that may affect certain borrowers. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in environmental conditions, particularly in the Company's primary market, metropolitan Atlanta.


Noninterest Income

Noninterest income decreased approximately $240,000 or 5.9% from 1996 to 1997, the decrease is a result of a decrease in service charges on deposit accounts primarily due to lower account transaction volume for both retail and commercial customers. A large component of the Company's service charges on deposit accounts continues to be related to insufficient funds, returned check charges and other customer service fees.

Noninterest income decreased approximately $76,000 or 1.8% from 1995 to 1996 as a result of $96,000 net gain on sale of assets in 1995 compared to $19,000 in 1996.


Noninterest Expense

In 1997, noninterest expense increased marginally to $91,000 to $10.3 million. The increase is due to a combination of an increase in salaries and employee benefits of $278,000, increase in net occupancy and equipment of $103,000 and a decrease in other operating expenses of $290,000.

In 1996, noninterest expense increased $1 million or 11.2% as compared to 1995. The increase was primarily due to salary and employee benefits and operating expenses. Salaries and employee benefits increased $503,000 or 10.5% as a result of increases in the number of senior level officers, staffing for system conversion and normal salary adjustments. Other operating expenses increased $463,000 or 17.3% as compared to 1995. The increase was due to teller and other losses, director fees, data processing due to the out-sourcing of the proof department and other miscellaneous expenses.


Income Taxes

At December 31, 1997, the Company's net deferred tax asset was approximately $538,000. No valuation allowance was recorded for this asset since it is more likely than not that future tax benefits of such assets will be fully realized.

In 1997, the Company recognized income tax expense of $85,000, or 50% of its earnings before income taxes as compared to an income tax expense of $379,000 and $75,000 in 1996 and 1995, respectively, or 37% or 6%, respectively, of its earnings.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements are effective for fiscal years beginning after December 15, 1997. The management of the Company believes the adoption of these statements will not have a material impact on the Company's financial position, results of operations or liquidity.

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

At December 31, 1997, approximately 16% of the investment securities portfolio had maturity dates within the next year and approximately 51% after one but within the next five years (mortgage-backed securities have been categorized according to the maturity dates of the underlying loans; however, principal repayments will occur at varying dates throughout the terms of the mortgages). During 1997, federal funds sold averaged approximately $4 million, thereby providing sufficient funds to meet immediate liquidity needs.

The Company is a member of the Federal Reserve System, the Federal Home Loan Bank of Atlanta and maintains relationships with several correspondent banks and thus could obtain funds on short notice, if needed. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand while net interest margins are maximized.


Capital Resources

The Company has maintained an adequate level of capital as measured by its average shareholders' equity to average assets ratio of approximately 7.40% and 6.95% in 1997 and 1996, respectively. At December 31, 1997, the Company and the Bank's regulatory capital was well above the required minimum amounts. See note 12, "Regulatory Matters" to the "Consolidated Financial Statements" included in another section of this Annual Report on Form 10-KSB.

The Company is restricted as to dividend payments to its shareholders by certain covenants in its long-term debt agreement and the Bank is restricted as to dividend payments to the Company by certain regulatory requirements. See notes 6, 11, and 12 to the consolidated financial statements included in another section of this Annual Report on Form 10-KSB.


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


Year 2000 Processing Risk

The Board and management consider the Year 2000 ("Y2K") computer processing risk to be a very serious risk for the banking and financial services industry in particular and for all businesses which depend on computer hardware and software to perform the critical functions of their businesses. In the third quarter of 1997, the Board established a Y2K Policy and Y2K Compliance Committee. The Committee is headed by senior management, meets monthly and regularly reports to the Audit and Compliance Committee of the Board and to the full Board.

The Company and Bank do not use proprietary computer hardware or software. Therefore, they depend upon outsourced data processing services and third party software. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the FDIC to assure that all mission critical applications will be renovated with testing in progress, by December 31, 1998, or contingency plans will be in the process of implementation. At this time, the servicing vendors appear to have completed their assessments and have described to the Bank their time lines for renovation and testing. Management has no reason to believe at this time, that all mission critical applications for the Bank and Company will not be adequately addressed by our vendors' plans.

The Bank's core processing, which maintains all customer record keeping and financial management information systems, is handled by Alltel Information Services ("Alltel"), an international company which provides application software and outsourcing services to financial services, mortgage, telecommunication and health care industries, serving more that 1,100 companies in 45 countries. Alltel has reported that it will begin testing its program renovations in the fall of 1998.

Management is currently reviewing all of the Bank's significant commercial loan relationships to determine how much Y2K risk may exist in the Bank's customer base. To the extent that such risk is identified, management will request such customers to develop their own compliance strategy and will require those customers to keep us informed of their progress. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's loan agreements and credit review processes are being modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include but will not be limited to, requiring such customers to pay off their loans.

The costs of implementing Y2K solutions on mission critical systems have not been fully determined as of the date of this report. The Bank's local area computer network was already budgeted for upgrade in 1998 to workstations and file-servers that will be Y2K ready. The budget for these upgrades is approximately $100,000. Management expects that some of our mission critical processing vendors will charge the Bank for conducting tests on renovated systems. While management has requested that these vendors provide estimates of any renovation or testing charges, none have been provided to date, citing that such charges, if any, have not yet been determined.
The Bank's core application processor, Alltel, has told us that we will not be charged for renovation work, however, testing charges may be assessed.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and the report of independent auditors are included in this Report beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


  On September 3, 1996, Citizens Bancshares dismissed KPMG Peat Marwick LLP as its independent accountants. The report of KPMG Peat Marwick LLP on the financial statements for 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.  The Company's Board of Directors participated in and approved the decision to change independent accountants. In connection with it's audit for 1995 through September 3, 1996, there have been no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused them to make reference thereto in their
report on the financial statements for 1995.     KPMG Peat Marwick LLP
furnished the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as
Exhibit 16 to this Form 10-KSB.


    The Registrant engaged Porter Keadle Moore, LLP as its new independent accountants as of September 3, 1996. During the two most recent fiscal years and through September 3, 1996, the Registrant has not consulted with Porter Keadle Moore, LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The responses to these items are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 1998. Under headings Election of Directors, Principal Officers and Beneficial Ownership of Common Stock and compliance with 16(a) of the Security Exchange Act of 1934 and are incorporate herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The responses to this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 1998. Under heading Executive Compensation and are incorporate herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 1998. Under heading Beneficial Ownership of Common Stock and are incorporate herein by reference.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 1998. Under heading Certain Transactions and are incorporate herein by reference.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are required to be filed with this Report by
    Item 601 of  Regulation S-B:



Exhibit
Number    Description of Exhibit

2 Agreement and Plan of Merger dated October 1, 1997 between Citizens Bancshares Corporation and First Southern Bancshares, Inc. (included as Exhibit 2 to the Company's Registration Statement on Form S-4 previously filed with the Commission and incorporated herein by reference).


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


3.3 & 4.2Amendment to Articles of Incorporation of Citizens Bancshares Corporation, as filed with the Secretary of State of Georgia on July 21, 1987 (included as Exhibits 3.3 and 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1987, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).


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

10.3 Employment Agreement dated September 8, 1995, First Amended and Restated between Citizens Trust Bank and William L. Gibbs. (included as Exhibits 10.11 to the Company's Registration Statement on
         Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

10.4 Loan Agreement by and between Citizens Bancshares Corporation and SunTrust, Atlanta dated April 22, 1996. (included as Exhibit
         10.4 on the Compnay's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

16 KPMG Peat Marwick LLP letter to the Securities and Exchange Commission regarding statements listed in Item 8 of this Form 10-KSB dated September 9, 1996.

22 List of Subsidiaries of the Company (included as Exhibit 22 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

24       Power of Attorney for Directors included herein after signature page.

27       Financial Data Schedule.

99 KPMG Peat Marwick LLP unqualified opinion as to December 31, 1995 Consolidated Financial Statements.

                             SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        By:/s/James E. Young
                                           James E. Young
                                           President and Chief Executive Officer

Date: March 31, 1998



                     POWER OF ATTORNEY AND SIGNATURES


   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E.Young and Willard C. Lewis, or either of them, as attorney-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendment to this Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                               CAPACITY


/s/Herman J. Russell                    Chairman of the Board
Herman J. Russell                       of Directors


/s/ Gregory T. Baranco                  Vice Chairman of the
Gregory T. Baranco                      Board of Directors


/s/ James E. Young                      President, Chief Executive Officer
James E. Young                          And Director


/s/Thomas E. Boland                     Director
Thomas E. Boland


/s/ Bernard H. Bronner                  Director
Bernard H.Bronner


/s/Johnnie L. Clark                     Director
Johnnie L. Clark


Date:  March 18, 1998.

                            EXHIBIT INDEX

                                                                   Sequentially
Exhibit                                                               Numbered
Number         Description of Exhibit                                    Page

2 Agreement and Plan of Merger dated October 1, 1997 between Citizens Bancshares Corporation and First Southern Bancshares, Inc. (included as Exhibit 2 to the Company's Registration Statement on Form S-4 previously filed with the Commission and incorporated herein by reference).


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

10.3 Employment Agreement dated September 8, 1995, First Amended and Restated between Citizens Trust Bank and William L. Gibbs. (included as Exhibits 10.11 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

10.4      Loan Agreement by and between Citizens Bancshares
          Corporation and SunTrust Bank, Atlanta, dated April 22, 1996. (included as Exhibits 10.4 on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

16        KPMG Peat Marwick LLP letter to Securities and Exchange
          Commission regarding statements listed in Item 8 of this Form 10-KSB dated September 9, 1996.

22 List of Subsidiaries of the Company (included as Exhibit 22 to the Company's Registration Statement on Form 10, File No. 0-14535, previously filed with the Commission and incorporated herein by reference).

24        Power of Attorney for Directors included herein after signature page.

27        Financial Data Schedule.

99        KPMG Peat Marwick LLP unqualified opinion as to December 31,
          1995 Consolidated Financial Statements.                           43


     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

           Consolidated Financial Statements

       Index to Consolidated Financial Statements


                                                                  Page

Citizens Bancshares Corporation and subsidiary:
 Independent Auditors' Report.......................................F-2

 Consolidated Balance Sheets - December 31, 1997 and 1996...........F-3

 Consolidated Statements of Operations for the Years ended
  December 31, 1997, 1996, and 1995.................................F-4

 Consolidated Statements of Shareholders' Equity for the Years
   ended December 31, 1997, 1996, 1995..............................F-5

 Consolidated Statements of Cash Flows for the Years ended
   December 31, 1997, 1996, and 1995................................F-6

 Notes to Consolidated Financial Statements.........................F-8


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Citizens Bancshares Corporation


We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary as of December 31, 1997 and 1996, and the related statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of December 31, 1995 and for the year then ended were audited by other auditors whose report dated February 9, 1996 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/Porter Keadle Moore, LLP
Atlanta, Georgia
February 20, 1998


         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                   Consolidated Balance Sheets

                   December 31, 1997 and 1996

                             Assets

                                                       1997        1996
Cash and due from banks, including reserve
requirements of
$1,646,000 and $2,165,000                      $  7,688,865   8,968,430
Federal funds sold
                                                    975,000  10,200,000

Cash and cash equivalents                         8,663,865  19,168,430

Investment securities available for sale          7,118,850  12,638,096
Investment securities held to maturity           17,081,933  26,072,230
Other investments                                 1,181,651     630,951
Loans, net                                       85,279,128  80,966,676
Premises and equipment, net                       2,947,354   2,891,437
Cash surrender value of life insurance            2,499,755           -
Other assets                                      3,387,859   2,510,788

                                               $128,160,395 144,878,608


                 Liabilities and Stockholders' Equity

Deposits:
Noninterest-bearing deposits                   $ 34,185,634  46,328,256
Interest-bearing deposits                        81,617,710  86,560,487

Total deposits                                  115,803,344 132,888,743


Treasury, tax and loan account                      195,335     116,415
Long-term debt                                      585,000     765,000
Accrued expenses and other liabilities            1,477,791   1,145,963

Total liabilities                               118,061,470 134,916,121


Commitments

Stockholders' equity:
Common stock - $1 par value; 5,000,000 shares
authorized;
1,329,684 shares issued and outstanding           1,329,684   1,329,684
Additional paid-in capital                        1,470,210   1,470,210
Retained earnings                                 7,277,466   7,193,210
Unrealized gain (loss) on investment
securities available
For sale, net of tax                                 21,565    (30,617)

Total stockholders' equity                       10,098,925   9,962,487

                                               $128,160,395 144,878,608


See accompanying notes to consolidated financial statements.

         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

               Consolidated Statements of Earnings

      For the Years Ended December 31, 1997, 1996 and 1995

                                             1997      1996     1995
Interest income:
Loans, including fees                  $  7,503,167  7,048,133  6,415,508
Investment securities:
Taxable                                   2,085,153  2,805,944  2,751,717
Tax-exempt                                   97,769     77,052    112,646
Federal funds sold                          210,481    427,763    527,748

Total interest income                    9,896,570  10,358,892  9,807,619

Interest expense:
Deposits                                 3,011,505   2,990,421   2,888,047
Treasury, tax and loan account               5,319       6,696      14,315
Long-term debt                              71,799      87,675      79,124

Total interest expense                   3,088,623   3,084,792   2,981,486

Net interest income                      6,807,947   7,274,100   6,826,133

Provision for loan losses                  121,000      65,000     416,670

Net interest income after provision
for loan losses                          6,686,947   7,209,100   6,409,463

Noninterest income:
Service charges on deposit accounts       3,346,114  3,745,993  3,771,170
Gain on sale of assets                       45,204     19,042     96,360
Other operating income                      429,079    294,886    268,537

Total noninterest income                  3,820,397  4,059,921  4,136,067

Noninterest expense:
Salaries and employee benefits            5,563,841  5,286,500  4,783,799
Net occupancy and equipment               1,929,798  1,826,313  1,762,799
Other operating expenses                  2,844,366  3,134,012  2,671,437

Total noninterest expense                10,338,005  10,246,825  9,218,035

Earnings before income taxes                169,339  1,022,196  1,327,495

Income tax expense                           85,083   379,018      74,551

Net earnings                        $        84,256   643,178   1,252,944

Net earnings per share              $          0.06      0.48        0.94

Weighted average outstanding shares       1,329,684  1,329,684  1,329,684


See accompanying notes to consolidated financial statements.

                 CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                            Unrealized
                                                                            gain (loss) on
                                                                            investment
                              Common stock         Additional      Retained securities
                             Shares    Amount    paid-in capital   earnings available for sale      Total

Balance, December 31, 1994    1,329,684 $ 1,329,684  1,470,210    5,563,024   (77,463)          8,285,455

Net earnings                     -         -             -                   1,252,944             1,252,944
Dividends paid - $0.10 per
           share                 -         -             -         (132,968)     -                 (132,968)
Change in unrealized gain (loss)
on investment securities
available for sale, net of tax   -         -              -            -        165,210            165,210
Balance, December 31, 1995    1,329,684   1,329,684   1,470,210   6,683,000     87,747          9,570,641

Net earnings                     -         -             -           643,178     -                 643,178
Dividends paid - $0.10 per share -         -             -          (132,968)    -                 (132,968)
Change in unrealized gain (loss)
on investment securities
available for sale, net of tax   -         -             -             -     (118,364)            (118,364)
Balance, December 31, 1996    1,329,684   1,329,684   1,470,210   7,193,210  (30,617)            9,962,487

Net earnings                     -         -             -           84,256     -                   84,256
Change in unrealized gain (loss)
on investment securities
available for sale, net of tax   -          -            -               -      52,182               52,182
Balance, December 31, 1997    1,329,684 $ 1,329,684   1,470,210   7,277,466     21,565            10,098,925

See accompanying notes to consolidated financial statements.

         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

              Consolidated Statements of Cash Flows

      For the Years Ended December 31, 1997, 1996 and 1995

                                           1997      1996      1995
Cash flows from operating
activities:
Net earnings                          $  84,256   643,178  1,252,944
Adjustments to reconcile net
earnings to net cash
provided by operating activities:
Provision for loan losses               121,000    65,000   416,670
Depreciation                            858,828   685,436   643,611
Amortization and accretion               24,887  (76,997)  (244,233)
Provision for deferred income taxes   (169,520)   179,070  (213,730)
Gain on sale of assets                 (58,494)  (19,042)   (96,360)
Change in other assets                 (81,598) (327,022)  (148,486)
Change in accrued expenses and other
liabilities                            331,828  (219,842)   309,156

Net cash provided by operating
activities                           1,111,187   929,781  1,919,572

Cash flow from investing activities:
Proceeds from maturities of
investment securities
held to maturity                     8,998,044 12,557,117  12,828,965
Proceeds from maturities of
investment securities
available for sale                   5,485,896  2,204,200   3,550,000
Purchases of investment securities
held to maturity                       -       (6,500,200) (8,260,943)
Purchases of investment securities
available for sale                  (6,866,098)(6,188,913) (5,218,435)
Proceeds from sales of investment
securities available for sale        6,982,500       -          -
Purchase of other investments        (550,700)  (385,500)       -
Purchases of loans                  (1,644,318)      -          -
Net change in loans                 (3,530,733)(12,603,287)  (667,590)
Purchases of premises and equipment  (914,745) (1,347,892)   (456,973)
Proceeds from sale of premises and
equipment                               -           9,400     100,000
Purchase of cash value life
insurance policies                  (2,500,000)       -         -
Proceeds from sale of real estate
acquired through foreclosure           110,881    293,733      689,683

Net cash provided (used) by
investing activities                 5,570,727  (11,961,342)  2,564,707

Cash flows from financing
activities:
Net change in deposits             (17,006,479)  16,452,805  (6,017,990)
Principal payments on long-term debt  (180,000)   (135,000)    (393,223)
Dividends paid                            -       (132,968)    (132,968)

Net cash (used) provided by
financing activities               (17,186,479)  16,184,837  (6,544,181)

Net change in cash and cash
equivalents                        (10,504,565)   5,153,276  (2,059,902)

Cash and cash equivalents at
beginning of year                   19,168,430   14,015,154  16,075,056

Cash and cash equivalents at end
of year                       $       8,663,865  19,168,430  14,015,154

         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

        Consolidated Statements of Cash Flows, continued

      For the Years Ended December 31, 1997, 1996 and 1995

                                             1997     1996      1995
Supplemental disclosures of cash paid
during
the year for:
  Interest                              $ 2,954,869  2,922,016  2,912,000
  Income taxes                          $    -         493,000    159,000

Supplemental disclosure of noncash
investing transactions:
Real estate acquired through
 foreclosure                            $   835,616  186,962       36,000
Financed sales of other real estate     $    61,673     -             -
Change in unrealized gain (loss) on
investment securities available for
sale, net of tax                        $    52,182  (118,364)     165,210


See accompanying notes to consolidated financial statements.


         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

           Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

     The following is a description of the more significant accounting policies.

     Business
     Citizens Bancshares Corporation and subsidiary (the "Company") is a one-bank holding company that provides a full range of commercial banking services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers in metropolitan Atlanta through seven full-service branches. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Presentation
     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term are the allowance for loan losses and valuation allowances associated with the recognition of deferred tax assets.

     Cash and Cash Equivalents
     Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for periods of less than 90 days.

     Investment Securities
     The Company classifies investments in one of three categories: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a separate component of stockholders' equity. The Company had no investment securities classified as trading securities during 1997 and 1996.

     Premiums and discounts on available for sale and held-to-maturity securities are amortized and accreted using a method which approximates a level yield.

     Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

     Other Investments
     Other investments consist of equity securities with no readily determinable market value. These investments are carried at cost.

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


         CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

      Notes to Consolidated Financial Statements, continued


(1)  Summary of Significant Accounting Policies, continued

     Loans and Allowance for Loan Losses, continued
     Management considers a loan to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

     Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more as to either principal or interest unless the loan is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, current period accrued and uncollected interest is charged to interest income on loans unless management feels the accrued interest is recoverable through the liquidation of collateral. Interest income, if any, on impaired loans is recognized on the cash basis.

     The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

     Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     Premises and Equipment
     Premises and equipment are stated at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equiment are generally as follows:

     Buildings and improvements              5 - 20 years
     Furniture and equipment                 3 -  7 years

     Real Estate Acquired Through Foreclosure
     Real estate acquired through foreclosure is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a loan loss. Any subsequent declines in value are charged to earnings.

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

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the portion of a deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     Net Earnings Per Share
     Statement of Financial Accounting Standards "SFAS" No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. All earnings per share amounts conform to the provisions of SFAS No. 128.

     SFAS No. 128 requires the presentation on the face of the statement of earnings of earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "earnings per share" and "diluted earnings per share." As the Company has no potential stock issuances outstanding, earnings per share amounts for the years ended December 31, 1997, 1996 and 1995 are computed by dividing net earnings by weighted average common shares outstanding.

     Reclassifications
     Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

     Recent Accounting Pronouncements
     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements are effective for fiscal years beginning after December 15, 1997. The management of the Company believes the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

(2)  Investment Securities

     Investment securities held to maturity are summarized as follows:

                                           Gross       Gross        Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                   Cost    Gains       Losses          Value
At December 31, 1997:
U.S. Treasury and
U.S. Government agencies      $8,999,904    1,341       21,590         8,979,655
Mortgage-backed securities     7,382,342  119,286       78,668         7,422,960
State, county, and
municipal securities             699,687   15,792         -              715,479

Totals                        $17,081,933 136,419      100,258        17,118,094

At December 31, 1996:

U.S. Treasury and
U.S. Government agencies      $15,677,378  14,457      158,044        15,533,791
Mortgage-backed securities      9,525,145 166,717      101,364         9,590,498
State, county, and
municipal securities              869,707  43,035        -               912,742

Totals                        $26,072,230 224,209      259,408        26,037,031


     Investment securities available for sale are summarized as follows:

                                            Gross       Gross      Estimated
                               Amortized  Unrealized  Unrealized       Fair
                                   Cost    Gains        Losses       Value

December 31, 1996
U.S. Treasury and
U.S. Government agencies     $ 6,188,912    9,591     4,074          6,194,429
State, county, and
municipal securities             897,263   21,158       -              924,421

Totals                       $ 7,086,175   36,749     4,074          7,118,850

At December 31, 1996:

U.S. Treasury and
U.S. Government agencies     $ 12,684,485  37,407    83,796         12,638,096


(2)  Investment Securities, continued
     The amortized costs and fair values of investment securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

                                Held to Maturity         Available for Sale
                                           Estimated              Estimated
                                Amortized     Fair    Amortized     Fair
                                 Cost        Value     Cost         Value

Due in one year or less       $ 2,900,237  2,907,715     -         -
Due after one year through
five years                      6,799,354  6,787,419  3,989,984   3,999,574
Due after five years through
ten years                           -        -        1,810,000    1,810,552
Due after ten years                 -        -        1,286,191    1,308,724
Mortgage-backed securities      7,382,342  7,422,960     -         -

                              $ 17,081,933 17,118,094 7,086,175    7,118,850

     Proceeds from sales of securities available for sale  during
     1997  were $6,982,500.  Gross gains of $6,062 were  realized on  those sales.  There were no sales of securities in  1996 or 1995.

     Investment  securities with carrying values of approximately
     $22,596,000 and $34,373,000 at December 31, 1997  and  1996,
     respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

(3)  Loans
     Loans outstanding, by classification, are summarized as follows:

                                                        December 31,
                                                   1997             1996

Commercial, financial, and agricultural     $   17,058,125       13,727,346
Installment                                     19,454,268       13,850,289
Real estate - commercial                        20,740,642       31,114,851
Real estate - residential                       24,316,460       22,064,124
Real estate - construction                       5,209,238        1,830,000

                                                86,778,733       82,586,610
Less: Unearned income                              194,764          178,803
         Allowance for loan losses               1,304,841        1,441,131

                                            $   85,279,128       80,966,676

     A substantial portion of the Company's loan portfolio is collateralized by real estate in metropolitan Atlanta. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

     Activity in the allowance for loan losses is summarized as follows:

                                               Years Ended December 31,
                                                1997         1996     1995

Balance at beginning of year             $    1,441,131  1,566,140 1,047,072
Provision                                      121,000      65,000   416,670
Loans charged off                             (531,468)   (423,676) (335,711)
Recoveries on loans previously charged
off                                            274,178      233,667   438,109
Balance at end of year                   $   1,304,841    1,441,131 1,566,140

     Nonaccrual loans amounted to $852,000 and $1,286,000 at December 31, 1997 and 1996, respectively, and the interest income on the nonaccrual loans which would have been reported for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                             Years Ended December 31,
                                             1997         1996      1995

Interest at contracted rate           $     137,000      83,000    91,000
Interest recorded as income                (113,000)   (10,000)     -
Reduction of interest income          $     24,000       73,000    91,000

     At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired was approximately $1,077,000 and $1,959,000, respectively. The related allowance for loan losses for each of these loans was approximately $174,000 and $302,000, respectively. The average investment in impaired loans during 1997 and 1996 was approximately $1,518,000 and $2,000,000, respectively.

     The Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms as those prevailing at the time for comparable transactions with unaffiliated customers. The following table summarizes the activity in these loans during 1997:

       Balance at December 31, 1996         $      1,937,000
       New loans                                   2,638,000
       Repayments                                 (1,943,000)

       Balance at December 31, 1997         $      2,632,000


(4)  Premises and Equipment
     Premises and equipment are summarized as follows:

                                                    December 31,
                                                    1997      1996

Land                                         $    389,610    389,610
Buildings and improvements                      2,086,947  1,578,301
Furniture and equipment                         3,432,406  3,607,580

                                                5,908,963  5,575,491
Less accumulated depreciation                   2,961,609  2,684,054

                                             $  2,947,354  2,891,437

     Depreciation expense totaled $858,828, $685,436 and $643,611 for the years ended December 31, 1997, 1996 and 1995, respectively.

(5)  Deposits
     The following is a summary of interest-bearing deposits:

                                                      1997       1996

       NOW and money market accounts             $ 27,683,296  24,258,804
       Savings accounts                            13,803,565  14,440,873
       Time deposits of $100,000 or more           20,390,661  28,808,299
       Other time deposits                         19,740,188  19,052,511

                                                 $ 81,617,710  86,560,487

     At December 31, 1997, maturities of time deposits are approximately as follows:

     Years ended December 31,
     1998                                         $34,902,000
     1999                                           2,094,000
     2000                                           1,239,000
     2001                                           1,820,000
     2002 and thereafter                               76,000

                                                $  40,131,000

     Demand deposits totaling approximately $77,000 and $164,500 have been reclassified as loan balances at December 31, 1997 and 1996, respectively. Additionally, the Bank has deposits from related parties totaling approximately $321,000 and $471,000 at December 31, 1997 and 1996, respectively.

(6)  Long-Term Debt
     Long-term debt at December 31, 1997 and 1996 consists of a term loan payable to a bank. The loan accrues interest at prime less 0.25% and interest is payable quarterly. Principal is payable in quarterly installments of $45,000 through March 31, 2001. The loan is collateralized by a pledge of the common stock of the Bank.

     The loan agreement contains certain covenants, the most restrictive of which relate to limitations on dividend payments, additional debt, and capital expenditures, and to minimum capital levels of the Company and the Bank, as well as certain financial ratios. At December 31, 1997, the Company was in violation of certain of these covenants and has obtained a waiver from the lender through 1998 for these violations.


(7)  Income Taxes
     The components of income tax expense consist of:

                                             1997       1996      1995

Current tax expense                      $  254,603    199,948    288,281
Deferred tax expense (benefit)             (169,520)   179,070   (213,730)

                                         $  85,083     379,018     74,551

     Income tax expense for the years ended December 31, 1997, 1996 and 1995 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

                                             1997       1996      1995

Income tax expense at statutory rate $ 57,575 347,547 451,348 Tax-exempt interest income, net of
disallowed interest expense                (31,036)  (24,196)    (40,662)
Non-deductible merger expenses              40,872     -             -
Utilization of alternative minimum tax
  credits                                     -       -         (129,908)
Change in the valuation allowance for
deferred tax assets                           -     (76,000)    (211,000)
Other, net                                  17,672    131,66       4,773

Income tax expense                     $    85,083   379,018      74,551

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                             1997         1996
Deferred tax assets:
Loans, principally due to difference
in allowance forloan losses and
 deferred loan fees                      $ 307,132      262,106
Alternative minimum tax credit                -          45,722
Nonaccrual loan interest                    30,613         -
Postretirement benefit accrual              89,109       61,971
Net unrealized loss on securities
available for sale                            -          15,772
Premium paid in acquisition                 51,835       33,978
Premises and equipment                      33,669         -
Nondeductible salaries                      26,003         -
Empowerment zone tax credit                 12,634         -
Other                                        1,075       11,144

Total gross deferred tax assets            552,070      430,693

Deferred tax liabilities:
Premises and equipment                        -          32,905
Net unrealized gain on securities
available for sale                          11,109          -
Other                                        2,670        2,136

Total gross deferred tax liabilities        13,779       35,041

Net deferred tax assets                 $  538,291      395,652

   The Company also has, at December 31, 1997, net operating loss carryforwards of approximately $17,800,000 for state income tax purposes, which expire in years 1999 through 2011, and state income tax credits of approximately $265,000 which expire in years 1998 through 2002. Due to the uncertainty relating to the realizability of these carryforwards and credits, management currently considers these potential tax attributes to be permanently impaired.

(8)     Employee Benefits

  Defined Contribution Plan
   The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches employee contributions at 25% up to a maximum of 6% of compensation. During the years ended December 31, 1997, 1996 and 1995, the Company recognized $64,453, $37,690 and $31,735, respectively, in expenses related to this plan.

   Other Postretirement Benefit Plans
   In addition to the Company's defined contribution plan, the Company sponsors postretirement medical and life insurance benefits to full-time employees who meet certain minimum age and service requirements. The plan contains cost sharing features with retirees.

   The   following  table  presents  the  plan's  funded   status
   reconciled   with  amounts  recognized  in  the   consolidated
   balance sheets at December 31, 1997 and 1996:

                                               1997    1996

Accumulated postretirement benefit
obligation                               $  (231,314)   (302,601)
Unrecognized transition obligation           256,727     272,772
Unrecognized prior service cost             (118,308)   (125,267)
Unrecognized actuarial gain                 (122,808)   ( 31,198)

Accrued postretirement benefit cost
included in other liabilities            $  (215,703)   (186,294)

Net periodic postretirement benefit cost includes the following components:
                                             Years Ended December 31,
                                              1997    1996     1995

Service cost                              $   23,140  26,805  12,322
Interest cost                                 22,131  21,976  18,221
Net amortization                               7,846   9,328   7,472

Net periodic postretirement benefit cost  $   53,117  58,109  38,015

   For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1998; the rate was assumed to decrease gradually to 5% over 28 years and remain level thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate is not significant. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at January 1, 1998 and 1997.

    During 1997, the Bank initiated a postretirement benefit plan to provide retirement benefits to its key officers and Board members and to provide death benefits for their designated beneficiaries. Under the plan, the Bank purchased whole life insurance contracts on the lives of certain key officers and Board members. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Bank's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 1997, the cash surrender value of these insurance contracts was approximately $2,500,000.

(9)Commitments and Contingencies
   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations related to off-balance-sheet financial instruments as it does for the financial instruments recorded in the consolidated balance sheet.

                                                        Approximate
                                                    Contractual Amount
                                                      1997        1996
        Financial instruments whose contract
        amounts
             represent credit risk:
                Commitments to extend credit     $  14,564,000  12,503,000
                 Standby letters of credit       $     250,000   1,126,000

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and residential and commercial real estate. Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party.

   As of December 31, 1997, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years are as follows:

   Years ended December 31,
     1998                                  $   297,375
     1999                                      279,188
     2000                                      267,408
     2001                                       10,084

                                             $ 854,055

   Rent  expense  in  1997, 1996 and 1995 approximated  $240,000,
   $252,000 and $254,000, respectively.

   The Bank has entered into a long-term license agreement for the operation of a branch office in a supermarket which expires in 2013. Future minimum license fee payments under this agreement at December 31, 1997 are as follows:

     Years ended December 31,
     1998                                   $ 47,425
     1999                                     52,100
     2000                                     52,100
     2001                                     52,100
     2002                                     52,100
     Thereafter                              555,734

                                            $811,559

    License  fee  expense  associated with these  agreements  for
    1997,  1996  and  1995  amounted  to  $90,000,  $89,000   and
    $125,000, respectively.

    The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's consolidated financial position.

(10) Fair Value of Financial Instruments
   Following are disclosures of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

       Cash and Cash Equivalents
       For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

       Investment Securities
       Fair value of investment securities are based on quoted market prices.

       Other Investments
       The carrying amount of other investments approximates the fair value.

       Loans
       The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

       Cash Surrender Value of Life Insurance
       Cash values of life insurance policies are carried at the value for which such policies may be redeemed for cash.

       Deposits
       The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

       Long-term Debt
       Since the term loan bears a reasonable variable interest rate, the carrying value approximates fair value.

       Commitments  to  Extend  Credit  and  Standby  Letters  of
       Credit
       Because commitments to extend credit and standby letters of credit are made using variable rates, or are recently executed, the contract value is a reasonable estimate of fair value.

       Limitations
       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments; for example, premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The carrying value and estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                            1997                      1996
                                      Carrying  Estimated  Carrying  Estimated
                                      Amount   Fair Value   Amount   Fair Value
                                                      (in thousands)
       Financial assets:
       Cash and cash equivalents  $    8,664     8,664      19,168     19,168
       Investment securities      $   24,201    24,237      38,710     38,675
       Other investments          $    1,182     1,182         631        631
       Loans, net                 $   85,279    83,248      80,967     78,958
       Cash surrender value of
         life insurance           $    2,500     2,500        -         -

       Financial liabilities:
       Deposits                   $  115,803   115,883      132,889    132,995
       Long-term debt             $      585       585          765        765

       Off-balance-sheet financial
       instruments:
       Commitments to extend credit$  14,564    14,564       12,503     12,503
       Stand-by letters of credit  $     250       250        1,126      1,126



(11)      Condensed Financial Information Of  Citizens Bancshares
          Corporation (Parent Only)

                       Condensed Balance Sheets

                                                    December 31,
       Assets:                                    1997          1996

       Cash                                $     25,208       12,298
       Investment in Bank                    10,619,046   10,658,711
       Other assets                              39,671       56,478

                                           $ 10,683,925   10,727,487
       Liabilities and Stockholders'
       Equity:

       Long-term debt                      $    585,000      765,000
       Stockholders' equity                  10,098,925    9,962,487

                                           $ 10,683,925   10,727,487


                   Condensed Statements of Earnings

                                              For the Years
                                         Ended December 31,
                                        1997     1996     1995

       Dividend from the Bank       $ 255,000  381,484   450,000

       Expenses:
       Interest                        57,968   63,017    60,464
       Other                           60,600   53,675    45,633

       Total expenses                 118,568  116,692   106,097

       Earnings before income tax
       benefit and equity in
       undistributed earnings of      136,432  264,792   343,903

       Income tax benefit              39,671   39,675    23,786

       Earnings before equity in
       undistributed
       earnings of the Bank           176,103  304,467   367,689

       Dividends paid in excess of
       earnings of Bank               (91,847)     -        -

       Equity in undistributed
         earnings of the Bank           -      338,711    885,255

       Net earnings                   $ 84,256 643,178  1,252,944


                  Condensed Statements of Cash Flows

                                                  Years Ended December 31,
                                                   1997     1996    1995
       Cash flows from operating
       activities:
       Net earnings                           $  84,256  643,178  1,252,944
       Adjustments to reconcile
       net earnings to net cash provided by
       operating activities:
       Equity in undistributed
        earnings of the Bank                       -   (338,711)  (885,255)
       Dividends paid in excess
        of undistributed earnings
        of subsidiaries                          91,847      -       -
       Change in other assets                    16,807  (28,417) (23,786)
       Change in other liabilities                  -    (12,522)   1,271

       Net cash provided by
       operating activities                    192,910  263,528    345,174


       Cash flows from financing
       activities:
       Payment on long-term debt             (180,000)  (135,000) (225,000)
       Dividends paid                             -     (132,968) (132,968)

       Net cash used by financing
          activities                         (180,000)  (267,968) (357,968)

       Net change in cash                      12,910     (4,440)  (12,794)

       Cash at beginning of year               12,298     16,738    29,532

       Cash at end of year                 $   25,208     12,298    16,738

       Supplemental disclosures
       of cash flow information:
       Cash paid during the year
       for:
       Interest                            $   57,968     75,539     59,193
       Income taxes                        $     -       493,000    159,000

       Noncash investing
       activities:
       Change in Bank's
       unrealized gain (loss) on
       investment securities
       available for sale,
       net of tax                          $   52,182  (118,364)    165,210


(12) Regulatory Matters
     Capital Adequacy
     The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997 the most recent notification from the various regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

                                                                  To Be Well
                                                                Capitalized Under
                                              For Capital       Prompt Corrective
                                Actual       Adequacy Purposes   Action Provisions
                             Amount  Ratio    Amount  Ratio     Amount   Ratio
                                     (dollars in thousands)
       As of December 31,1997:
        Total Capital (to
        Risk Weighted
        Assets):
       Consolidated        $ 11,186  11%       7,552  >8%        N/A       N/A
       Bank                $ 11,707  12%       7,549  >8%       9,436     >10%

        Tier 1 Capital
       (to Risk Weighted
       Assets):
       Consolidated        $ 10,006  11%       3,776  >4%         N/A     N/A
            Bank           $ 10,527  11%       3,774  >4%       5,662     >6%

        Tier 1 Capital
       (to Average
       Assets):
       Consolidated        $ 10,006  7%        5,371  >4%         N/A     N/A
            Bank           $ 10,527  8%        5,369  >4%       6,712     >5%

       As of December 31,
       1996:
       Total Capital (to
       Risk Weighted
       Assets):
       Consolidated        $ 11,002  12%       7,228  >8%         N/A     N/A
            Bank           $ 11,699  13%       7,227  >8%       9,033     >10%

        Tier 1 Capital
       (to Risk Weighted
       Assets):
       Consolidated        $  9,867  11%       3,614  >4%         N/A     N/A
            Bank           $ 10,564  12%       3,613  >4%       5,420     >6%

        Tier 1 Capital
       (to Average
       Assets):
       Consolidated        $  9,867  7%        5,652  >4%         N/A     N/A
            Bank           $ 10,564  8%        5,651  >4%       7,064     >5%

     Dividend Limitation
     The amount of dividends paid to the Company from the Bank is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 1998 is approximately $82,000.

(13) Supplementary Income Statement Information

     Components of other operating expenses in excess  of  1%  of
     total   income   in   any  of  the  respective   years   are
     approximately as follows:

                                               1997      1996     1995

       Professional services - legal      $   225,000   262,000   219,000
       Professional services - other          118,000   198,000   179,000
       Stationery and supplies                207,000   254,000   179,000
       Advertising                            131,000   147,000   152,000
       Data processing                        238,000   201,000   135,000
       Postage                                133,000   147,000   195,000
       Telephone                              264,000   216,000   157,000
       Other losses                           247,000   471,000   217,000
       Merger related                         175,000       -        -

(14) Business Combinations
     On October 1, 1997, the Company entered into an agreement with First Southern Bancshares, Inc. (FSB) to merge in a transaction to be accounted for as a pooling of interest. The agreement provided that the shareholders of FSB would receive 1.508 shares of the Company's common stock for each share of FSB common stock. As a result of the transaction, former FSB shareholders hold approximately 38.6% of the outstanding shares of the Company. The transaction received regulatory approval and the merger was consummated on January 30, 1998.

     The following summarized operating data gives effect to the merger had it occurred on January 1, 1995:

                                        1997           1996         1995

        Total assets                   185,133,000  197,023,000 170,620,000
        Shareholders equity             16,213,000   15,590,000  14,875,000
        Net earnings                       317,000      945,000   1,563,000
        Earnings per share                    0.15         0.45        0.74