Form 10QSB
period 1998-03-31
CITIZENS BANCSHARES CORP /GA/
filed 1998-05-18
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                      FORM 10 - QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                            EXCHANGE ACT OF 1934
              For the quarterly period ended       March 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and
(2) has been subject to such filing requirements for the 90 days.  Yes  X No.

State the number of shares outstanding if each of the issuer's classes of
common equity as of the latest practicable date:   2,164,065 shares of Common
Stock, $1.00 par value, outstanding on May 1, 1998.

Part I. Financial Information:
                   Citizens Bancshares Corporation and Subsidiaries
                           Consolidated Balance Sheets
                       March 31, 1998 and December 31, 1997
                (unaudited-amounts in thousands, except per share amounts)

                      ASSETS
                                                         1998         1997

     Cash and due from banks                      $    11,509       10,637
     Interest bearing deposits                         12,047          857
     Federal funds sold                                 2,485        3,456
     Investment securities:
       Held to maturity                                18,804       13,164
       Available for sale                              12,053       20,796
       Other Investments                                1,335        2,017
              Total investments                        32,192       35,977

     Loans, net of unearned income                    119,201      121,414
        Less allowance for loan losses                  1,516        1,752
              Loans, net                              117,685      119,662

     Loans held for sale                                  301          623

     Premises and equipment, net                        5,699        5,844
     Cash value of life insurance                       3,663        3,640
     Other assets                                       5,701        4,437

               Total assets                       $   191,282      185,133


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
     Deposits:
          Noninterest-bearing                     $    44,860       43,633
          Interest-bearing                            125,352      120,311
                   Total deposits                     170,212      163,944

     Treasury, tax and loan account                       174          195
     Short-term debt                                    1,460        1,851
     Long-term debt                                       540          585
     Other liabilities                                  2,190        2,349
                   Total liabilities                  174,576      168,924

     Shareholders' equity:
     Common stock-$1 par value.  Authorized
         5,000,000 shares; issued and outstanding
         2,164,065 shares                               2,164        2,164
     Additional Paid-In Capital                         6,174        6,174
     Accumulated other comprehensive income                24           31
     Retained earnings                                  8,344        7,840
               Total shareholders' equity              16,706       16,209

   Total liabilities and shareholders' equity     $   191,282      185,133

See accompanying notes to consolidated financial statements.



                Citizens Bancshares Corporation and Subsidiaries
           Consolidated Statements of Earnings and Comprehensive Income (unaudited-amounts in thousands, except per share amounts)

                                                           Three  Months
                                                         Ended March  31,
                                                         1998         1997

     INTEREST INCOME:
       Loans, including fees                      $     2,866        2,566
       Investment securities:
             Taxable                                      485          807
             Tax-exempt                                    58           50
       Interest bearing deposits                          105        -
       Federal funds sold                                  50           92
                 Total interest income                  3,564        3,515

     INTEREST EXPENSE:
       Deposits                                         1,209        1,277
       Other borrowed funds                                12           20
       Long-term debt                                      12           16
                 Total interest expense                 1,233        1,313

                 Net interest income                    2,331        2,202

       Provision for loan losses                        -               45
          Net interest income after provision for
            loan losses                                 2,331        2,157

     NONINTEREST INCOME:
       Service charges on deposit accounts                941        1,043
       Commission and fees                                593          234
       Other operating income                             283          312
                 Total noninterest income               1,817        1,589

     NONINTEREST EXPENSE:
       Salaries and employee benefits                   1,810        1,969
       Net occupancy and equipment                        644          572
       Other operating expenses                           956        1,021
                 Total other expense                    3,410        3,562

                 Earnings before income taxes             738          184

         Income tax expense                               234           61

                 Net earnings                     $       504          123

     Net earnings                                         504          123
     Other comprehensive income, net of tax:
          Unrealized holding losses                        (7)        (201)

     Comprehensive income                                 497          (78)


         Net earnings per common share            $      0.23         0.06

         Average outstanding shares                     2,164        2,164

See accompanying notes to consolidated financial statements

                       Citizens Bancshares Corporation and Subsidiaries
                             Consolidated Statements of Cash Flows
                          Three months ended March 31, 1998 and 1997
                (unaudited-amounts in thousands, except per share amounts)


                                                               1998        1997

Cash flows from operating activities:
 Net earnings                                           $       504         123
 Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Provision for loan losses                                     -          45
   Depreciation and amortization                                253         260
   Provision for deferred taxes                                  -         (5)
   Amortization  (accretion), net                               (7)          3
   Accretion (amortization) of deferred loan fees               (7)         10
   Increase in other assets                                 (1,224)     (2,687)
   Decrease in accrued expenses and other liabilities         (159)        (55)

   Net cash (used) provided by operating activities           (640)     (2,306)

Cash flows from investing activities:
 Proceeds from maturities of investment securities held to    4,330       1,887
 Proceeds from maturities of investment securities availab    5,263       1,599
 Proceeds from sale of investment securities held to matur    -             250
 Purchases of investment securities available for sale       (6,494)     (7,025)
 Net decrease ( increase) in other investments                  682         (51)
 Net  decrease (increase) in loans                            2,247         (76)
 Purchases of premises and equipment                          (108)        (94)

  Net cash used by investing activities                       5,920      (3,510)

 Cash flows from financing activities:
 Net (decrease) increase in demand deposits                   1,227     (11,118)
 Net increase in time and savings deposits                    5,041       3,070
 Net (decrease) increase in short-term debt                   (391)      3,450
 Principal payment on long-term debt                           (45)        (45)
 Proceeds from sale of stock                                  -             260
 Dividends paid                                               -            (3)
 Net increase  in treasury, tax and loan account               (21)        146

 Net cash (used) provided by  financing activities            5,811      (4,240)

Net (decrease) increase in cash and cash equivalents         11,091     (10,056)

Cash and cash equivalents at beginning of period             14,950      23,327

Cash and cash equivalents at end of period              $    26,041      13,271

Supplemental disclosures of cash paid during the period for:
  Interest                                              $     1,350       1,324

  Income taxes                                          $        75         25

  Supplemental disclosures of noncash transactions:
  Real estate acquired through foreclosure               $        72         -

See accompanying notes to consolidated financial statements.


               CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                      March 31, 1998 and 1997
                              (unaudited)

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

On January 30, 1998, Citizens Bancshares Corporation ( the "Company" ) and First Southern Bancshares, Inc. (" First Southern"), a bank holding company that wholly owned one bank and a non-bank subsidiary, merged. The transaction was a tax-free exchange. The merger was accounted for as a pooling of interest with the Company being the surviving entity.

First Southern also owned FSB Mortgage Services, Inc. ("FSB Mortgage") which originates residential mortgages through a variety of products. The mortgage subsidiary is now wholly owned by the Company.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Citizens Trust Bank ( the "Bank" ) and FSB Mortgage. The Bank has a wholly owned subsidiary, Atlanta Mortgage Brokerage and Servicing Co., whose accounts are also included. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements of the Company as of March 31, 1998 and for the three months ended March 31,1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature.


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

At March 31, 1998, the recorded investment in loans that are considered to be impaired was approximately $1,069,000 a decrease of $161,000 from December
31, 1997.   At The related allowance for loan losses for each of these loans
was approximately $158,000 and $244,000, respectively.   For the Three months
ended March 31, 1998, the Company recognized approximately $ 3,000 in interest income on these impaired loans on an accrual basis.


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

Nonperforming loans increased approximately $52,000 to $1,164,000 at March 31, 1998, from $1,112,000 at December 31, 1997. Nonperforming assets represented 1.86% of loans, net of unearned income and real estate acquired through foreclosure at March 31, 1998 as compared to 1.79% at December 31, 1997.


The table below presents a summary of the Company's nonperforming assets at March 31, 1998 and December 31, 1997.

                                                  1998	     		1997
                                            (Amounts in thousands, except
                                                  financial ratios)
Nonperforming assets:
   Nonperforming loans:
Nonaccrual loans			                         $	    925		      	1,005
Past-due loans					                               239 	    		   107
Nonperforming loans			                          1,164      			1,112

   Real estate acquired through foreclosure	  	 1,073      		 1,075
Total nonperforming assets                   $	 2,237	     		 2,187

Ratios:
   Nonperforming loans to loans, net of
      unearned income		                   			    .97%		    	    .92

   Nonperforming assets to loans(net of unearned
      income) and real estate acquired through
      foreclosure						                          1.86%			     1.79

   Nonperforming assets to total assets			      1 .17%	  		   1.18

 Allowance for loan losses to
      Nonperforming loans	                				130.24%	     	157.55

   Allowance for loan losses to
       nonperforming assets	                		 67.77%		   	  80.11


Interest income on nonaccrual loans which would have been reported for the three months ended March 31, 1998 totaled approximately $24,000.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the periods ended March 31, 1998 and December 31, 1997.

                                                    1998	     	1997

Loans, net of unearned income 			    	          $	119,201	  	121,414

Average loans, net of unearned income and the
    allowance for loan losses				               $	119,869  		115,657

Allowance for loans losses at the
    beginning of year			                  		    $	  1,752	 	   1,806

Loans charged off:
    Commercial, financial, and agricultural	 			       88         68
    Real estate- mortgage					 	                       35		      169
    Installment loans to individuals					             157	       436
Total loans charged off					                          280		      673

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural				         4		        84
    Real estate- mortgage						                        12 	        85
    Installment loans to individuals					              28		       149
Total loans recovered					                             44	 	      318

 	Net loans charged off 			                     	     236 		      355

Additions to allowance for loan losses
     charged to operating expense		                    -  		      301

Allowance for loan losses at period end			       $	  1,516	 	   1,752

Ratio of net loans charged off to average
    loans, net of unearned income and the allowance
    for loan losses					                          	    .20%		      .31

Allowance for loan losses to loans, net of
   unearned income						                              1.27%		     1.44


Credit reviews of the loan portfolio designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance for loan losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for loan losses is adequate at March 31, 1998.

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company?s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.


                  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS


                            INTRODUCTION

Citizens Bancshares Corporation ( the "Company" ), a one-bank holding company, provides a full range of commercial banking services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiary, Citizens Trust Bank ( the "Bank" ). The Bank operates under a state charter and serves its customers through ten full service branches.

The following discussion is of the Company's financial condition as of March 31, 1998 and the changes in the financial condition and results of operations for the three month periods ended March 31, 1998 and 1997.


                        RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the first quarter 1998 increased compared to the three month period of 1997. The combination of higher loan volume, lower rates paid on interest bearing liabilities and lower volume and yield on the investment portfolio increased the Company's net interest margin to 5.62% for the first quarter 1998 compared to 5.30% in 1997.

Noninterest income:
Noninterest income increased approximately $228,000 or 14% for the three month period ended March 31, 1998 as compared to the same period in 1997. The increase in noninterest income is due primarily to an increase in commission and fees on mortgage loans, of approximately $359,000, as a result of an increase in the volume of loan closings.

Noninterest expense:
Noninterest expense decreased approximately $173,000 or 4% during the three month period as compared to the same period in 1997. The decrease is attributable to a decrease in salaries and employee benefits of $159,000 The decrease in salaries and employee benefit costs is due to a reduction in staff due to the merger.

Net earnings:
The Company had net earnings of approximately $504,000 or $0.23 per share during the first quarter ended 1998 as compared to $123,000 or $0.06 per share in 1997. The $381,000 increase in net earnings as compared to 1997 is attributable to an increase in net interest income and noninterest income of approximately $174,000 and $228,000 and a decrease in noninterest expense of approximately $152,000.

                             LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At March 31,1998, approximately 9% of the investment portfolio matures within the next year, 42% after one year but before five years. In addition, interest bearing deposits and federal funds sold averaged approximately $6.8 and $4.5 million, respectively, during the three month period ended March 31, 1998. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

                         CAPITAL RESOURCES

Quantitive measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of March 31, 1998, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 13%, 12% and 9% respectively. Management believes, as of March 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.


Year 2000 Processing Risk

The Board and management consider the Year 2000 ("Y2K") computer processing risk to be a very serious risk for the banking and financial services industry in particular and for all businesses which depend on computer hardware and software to perform the critical functions of their businesses. In the third quarter of 1997, the Board established a Y2K Policy and Y2K Compliance Committee. The Committee is headed by senior management, meets monthly and regularly reports to the Audit and Compliance Committee of the Board of the full Board.

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

The costs of implementing Y2K solutions on mission critical systems have not been fully determined as of the date of this report. The Bank's local area computer network was already budgeted for upgrade in 1998 to workstations and file-servers that will be Y2K ready. The budget for these upgrades is approximately $500,000.


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


                       CITIZENS BANCSHARES CORPORATION



Date:   May 15, 1998             	  	By:	 /s/ James E. Young
                                         James E. Young
                                         President and Chief Executive Officer

Date:   May 15, 1998 			             By: /s/ Willard C. Lewis
                                         Willard C. Lewis
                                         Senior Executive Vice President and
                                         Chief Operating Officer