Form 10QSB
period 1998-06-30
CITIZENS BANCSHARES CORP /GA/
filed 1998-08-17
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549
                      FORM 10 - QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
         EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1998

( )TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

 For the transition period from  ____________ to  _____________

      Commission File No:  0 - 14535

     CITIZENS BANCSHARES CORPORATION
(Name of small business issuer in its charter)


      Georgia                      58 - 1631302
(State or other jurisdiction of    IRS Employer identification No.)
incorporation or organization)


175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia        30303
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:  (404)659-5959


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months
( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for
the 90 days.   Yes  X       No       .

State the number of shares outstanding if each of the issuer's classes
of common equity as of the latest practicable date:   2,164,065 shares of
Common Stock, $1.00 par value, outstanding on August 1, 1998.

Part I. Financial  Information:
                  Citizens Bancshares Corporation and Subsidiaries
                       Consolidated Balance Sheets
                   June 30, 1998 and December 31, 1997
            (unaudited-amounts in thousands, except per share amounts)

      ASSETS
                                              1998                 1997

Cash and due from banks                    $10,275               10,637
Interest bearing deposits                   10,458                  857
Federal funds sold                           2,520                3,456
Investment securities:
  Held to maturity                          18,416               13,164
  Available for sale                        16,670               20,796
Other Investments                            1,288                2,017
Total Investments                           36,374               35,977

Loans, net of unearned income              116,353              121,414
   Less allowance for loan losses            1,618                1,752
         Loans, net                        114,735              119,662

Loans held for sale                            426                  623

Premises and equipment, net                  6,231                5,844
Cash value of life insurance                 4,029                3,640
Other assets                                 5,021                4,437

Total assets                              $190,069              185,133


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing                   $47,962               43,633
     Interest-bearing                      121,450              120,311
              Total deposits               169,412              163,944

Treasury, tax and loan account                 137                  195
Short-term debt                              1,035                1,851
Long-term debt                                  -                   585
Other liabilities                            2,369                2,349
                                           172,953              168,924

Shareholders' equity:
Common stock-$1 par value.  Authorized
5,000,000 shares; issued and outstanding
 2,164,065 shares                            2,164                2,164
Additional Paid-In Capital                   6,174                6,174
Accumulated other comprehensive income         -11                   31
Retained earnings                            8,789                7,840
          Total shareholders' equity        17,116               16,209

Total liabilities and shareholders equity   $190,069              185,133


                   Citizens Bancshares Corporation and Subsidiaries
             Consolidated Statements of Earnings and Comprehensive Income (unaudited-amounts in thousands, except per share amounts)

                                        Three  Months           Six Months
                                       Ended June 30,          Ended June 30,
                                       1998        1997       1998        1997

INTEREST INCOME:
 Loans, including fees               $2,849       2,708      5,715         5,275
Investment securities:
  Taxable                               477         749        962         1,557
  Tax-exempt                             66          60        124           110
Interest bearing deposits               196          10        301            10
Federal funds sold                       32          24         82           116
Total interest income                 3,620       3,551      7,184         7,068

INTEREST EXPENSE:
Deposits                              1,268       1,241      2,477         2,518
Other borrowed funds                     27          48         39            68
Long-term debt                            5          14         17            30
          Total interest expense      1,300       1,303      2,533         2,616

          Net interest income         2,320       2,248      4,651         4,452

Provision for loan losses                50          45         50            90
Net interest income after provision
  for loan losses                     2,270       2,203      4,601         4,362

NONINTEREST INCOME:
Service charges on deposit accounts   1,043       1,011      1,984         2,054
Commission and fees                     777         298      1,370           536
Other operating income                  199         288        482           596
   Total noninterest income           2,019       1,597      3,836         3,186

NONINTEREST EXPENSE:
Salaries and employee benefits        1,809       1,947      3,619         3,917
Net occupancy and equipment             652         579      1,296         1,151
Other operating expenses              1,271       1,149      2,227         2,171
Total other expense                   3,732       3,675      7,142         7,239

Earnings before income taxes            557         125      1,295           309

Income taxes                            112          23        346            84

Net earnings                           $445         102        949           225

Net earnings                            445         102        949           225
Other comprehensive income, net of tax:
     Unrealized holding losses         ( 34)        230        (41)           29

Comprehensive income                    411         332        908           254


Net earnings per common share         $0.21         0.05       0.44         0.10

Average outstanding shares            2,164       2,164       2,164        2,164

                  Citizens Bancshares Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                         Three months ended June 30, 1998 and 1997
                (unaudited-amounts in thousands, except per share amounts)
                                                         1998         1997

Cash flows from operating activities:
   Net earnings                                           $949          225
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Provision for loan losses                            50           90
       Depreciation and amortization                       568          546
       Provision for deferred taxes                         (4)          (6)
       Amortization  (accretion), net                      (17)           4
       Accretion (amortization) of deferred loan fees       46           17
       Gain on investments                                 (11)         (10)
       Increase in other assets                         (1,634)      (3,697)
       Increase in accrued expenses and other liabilities   20          315

  Net cash (used) provided by operating activities         (33)      (2,516)

Cash flows from investing activities:
   Proceeds from maturities of investment
      securities held to maturity                        4,725        6,565
   Proceeds from maturities of investment
       securities available for sale                     6,595       10,996
Proceeds from sale of investment
       securities held to maturity                        -             250
Purchases of investment securities available for sale  (12,489)      (6,616)
Net decrease ( increase) in other investments              729       (1,130)
Net decrease (increase) in loans                         4,937       (1,931)
Purchases of premises and equipment                       (955)      (1,017)
Proceeds from sale of real estate acquired
  through foreclosure                                      785           95

     Net cash provided (used) by investing activities    4,327         7,212

Cash flows from financing activities:
   Net increase (decrease) in demand deposits            4,329       (11,099)
   Net increase in time and savings deposits             1,139        (3,284)
   Net (decrease) increase in short-term debt             (816)        3,600
   Principal payment on long-term debt                    (585)          (90)
Proceeds from sale of stock                                -             260
Dividends paid                                             -             (23)
Net(decrease) increase in treasury, tax and loan accoun    (58)           16

Net cash provided (used) by financing activities         4,009       (10,620)

  Net increase (decrease) in cash and cash equivalents   8,303        (5,924)

Cash and cash equivalents at beginning of period        14,950        23,327

Cash and cash equivalents at end of period             $23,253        17,403

Supplemental disclosures of cash paid during the period for:
    Interest                                            $2,646         2,642

    Income taxes                                          $440            55

 Supplemental disclosures of noncash transactions:
    Real estate acquired through foreclosure              $118           836



           CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
           Notes to the Consolidated Financial Statements
                         June 30, 1998 and 1997
                             (unaudited)

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

On January 30, 1998, Citizens Bancshares Corporation (the "Company") and First Southern Bancshares, Inc. ("First Southern), a bank holding company that wholly owned one bank and a non-bank subsidiary, merged. The transaction was a tax-free exchange. The merger was accounted for as a pooling of interest with the Company being the surviving entity.

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

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiaries ( the "Company" ) as of June 30, 1998 and for the three and six month periods ended June 30,1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature.

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

At June 30, 1998, the recorded investment in loans that are considered to be impaired was approximately $916,000 a decrease of $314,000 from December 31, 1997. At The related allowance for loan losses for each of these loans was approximately $116,000 and $244,000, respectively. For the Three and six month periods ended June 30, 1998, the Company recognized approximately $4,000 and $7,000 in interest income on these impaired loans on an accrual basis, respectively.

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

Nonperforming loans increased approximately $775,000 to $1,887,000 at June 30, 1998, from $1,112,000 at December 31, 1997. Nonperforming assets represented 1.78% of loans, net of unearned income and real estate acquired through foreclosure at June 30, 1998 as compared to 1.79% at December 31, 1997.

3.	IMPACT OF NEW ACCOUNTING STANDARDS

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("SFAS 131") was issued. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this Statement in its annual financial statements for the year ending December 31, 1998.

In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"
("SFAS 132") was issued. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Statement is not expected to have an effect on the Company's financial statements.

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133")
 was issued. SFAS 133 establishes standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement is not expected to have an effect on the Company's financial statements.

The table below presents a summary of the Company's nonperforming assets at June 30, 1998 and December 31, 1997.

                                                   1998		     1997
                                           (Amounts in thousands, except
                                                  financial ratios)
Nonperforming assets:
   Nonperforming loans:
Nonaccrual loans		                           $	    775     			1,005
Past-due loans				                               1,112          107
Nonperforming loans	                             1,887     			1,112

Real estate acquired
through foreclosure		                         	    183			     1,075

Total nonperforming assets                   	$	 2,070			     2,187


Ratios:
   Nonperforming loans to loans, net of
      unearned income		                      	   1.62%			      .92

Nonperforming assets to loans(net of unearned
 income) and real estate acquired through
   foreclosure		                             		  1.78%			     1.79

Nonperforming assets to
total assets	                                   1 .09%			      1.18

Allowance for loan losses to
Nonperforming loans		                           85.74%	       157.55

Allowance for loan losses to
nonperforming assets		                         78.16%			       80.11

Interest income on nonaccrual loans which would have been reported for the three and six month periods ended June 30, 1998 totaled approximately $19,000 and $43,000. The Company recorded approximately $22,000 in income on these loans for the six month period ended June 30, 1998.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the periods ended
June 30, 1998 and December 31, 1997.

                                                 1998		        1997


Loans, net of unearned income                 $	116,353     		121,414

Average loans, net of unearned
income and the allowance for
loan losses	                           			    $	118,551	     	115,657

Allowance for loans losses at the
beginning of year	                      			   $	  1,752		       1,806

Loans charged off:
Commercial, financial,
 and agricultural		                                 110 		         68
Real estate- mortgage 		                             35	          169
Installment loans to
 individuals					                                   171		         436
Total loans charged off		                           316		         673

Recoveries of loans previously charged off:
Commercial, financial,
 and agricultural			                                  5		          84
Real estate- mortgage	                               43            85
Installment loans to
 individuals			                                      84		         149
Total loans recovered				                           132   		      318

Net loans charged off 				                          184 		        355

Additions to allowance for loan losses
 charged to operating expense	                       50  	        301

Allowance for loan losses at
period end			                           $	        1,618    		   1,752

Ratio of net loans charged off to average
 loans, net of unearned income and the allowance
 for loan losses	                           				    .16%		        .31

Allowance for loan losses to loans, net of
   unearned income	                          				  1.39%		       1.44


Credit reviews of the loan portfolio designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance for loan losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for loan losses is adequate at June 30, 1998.

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

The following discussion is of the Company's financial condition as of June 30, 1998 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 1998 and 1997.

RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the three and six month period ended June 30, 1998 increased approximately $72,000 and $199,000 or 3% and 4%, respectively.
The combination of higher loan volume, lower rates paid on interest bearing liabilities and lower volume and yield on the investment portfolio increased the Company's net interest margin to 5.63% for the period ended June 30, 1998 compared to 5.31% in 1997.

Noninterest income:
Noninterest income increased approximately $422,000 or 26% for the three month period ended June 30, 1998 and approximately $650,000 or 20% for the six month period ended June 30, 1998 as compared to the same period in 1997. The increase in noninterest income is due primarily to an increase in commission and fees on mortgage loans, of approximately $834,000, as a result of an increase in the volume of loan closings.

Noninterest expense:
Noninterest expense decreased approximately $97,000 for the six month period ended June 30, 1998 as compared to the same period in 1997. The decrease is attributable to a combination of a decrease in salaries and employee benefits of $298,000 and an increase in occupancy expense of $145,000. The decrease in salaries and employee benefit costs is due to a reduction in staff due to the merger.

Net earnings:
The Company had net earnings of approximately $445,000 or $0.21 per share and $949,000 or $0.44 per share for the three and six month period ended
June 30, 1998 as compared to $102,000 and $225,000 or $0.05 and $0.10 per share in 1997. The $724,000 increase in net earnings as compared to 1997 is attributable to an increase in net interest income and noninterest income of approximately $199,000 and $650,000 and a decrease in noninterest expense of approximately $97,000.

LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At June 30,1998, approximately 15% of the investment portfolio matures within the next year, 43% after one year but before five years. In addition, interst bearing deposits and federal funds sold averaged approximately $10.1 and $3.5 million, respectively during the six month period ended June 30, 1998. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve
System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

CAPITAL RESOURCES


Quantitive measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of June 30, 1998, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 9% respectively. Management believes, as of June 30, 1998, that the Company meets all capital adequacy requirements to which it is subject.

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

The Company and Bank do not use proprietary computer hardware or software. Therefore, they depend upon outsourced data processing services and third party software. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the FDIC to assure that all mission critical applications will be renovated with testing in progress, by December 31, 1998, or contingency plans will be in the process of implementation. At this time, the servicing vendors appear to have completed their assessments and have described to the Bank their time lines for renovation and testing. Management has no reason to believe at this time, that all mission critical applications for the Bank and Company will not be adequately addressed by our vendor's plans.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                   None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual shareholders? meeting was held on May 27, 1998 and the following individuals were elected to the Board of Directors Herman J. Russell, Gregory T. Baranco, Thomas E. Boland, Bernard H. Bronner, Johnnie L. Clark,
and James E. Young.   There were 1,380,209 votes for, 3,734.48 against and
780,121.52 non votes for the election of the above mentioned Board members.

ITEM 5.      OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 175 John Wesley Dobbs Avenue, NE., Atlanta, Georgia 30303 of the contents of such proposal no later than March 15, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretion voting authority proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                   None



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



             CITIZENS BANCSHARES CORPORATION



Date: August 14, 1998             By:	 /s/ James E. Young
                                       James E. Young
                                       President and Chief Executive Officer

Date:   August14, 1998 	          By:  /s/ Willard C. Lewis
                                      Willard C. Lewis
                                      Senior Executive Vice President and
                                      Chief Operating Officer