Form 10QSB
period 1998-09-30
CITIZENS BANCSHARES CORP /GA/
filed 1998-11-17
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                            FORM 10 - QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                        EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 1998

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

State the number of shares outstanding if each of the issuer's classes of common
equity as of the latest practicable date:   2,164,065 shares of Common Stock,
$1.00 par value, outstanding on November 1, 1998.

Part I. Financial Information:
          			Citizens Bancshares Corporation and Subsidiaries
			                 Consolidated Balance Sheets
			            September 30, 1998 and December 31, 1997
		   (unaudited-amounts in thousands, except per share amounts)


			ASSETS
                                 						1998	   	1997

	Cash and due from banks					       $	10,123    10,637
	Interest bearing deposits					      	13,153     		857
	Federal funds sold					                 	37 		  3,456
	Investment securities:
	  Held to maturity						             16,441    13,164
	  Available for sale						           23,177    21,740
	  Other Investments						             1,271     2,000
	         Total investments			       	40,889    36,904

	Loans, net of unearned income       119,195   121,414
 Less allowance for loan losses					  	1,746     1,752
	         Loans, net            					117,449 		119,662

	Loans held for sale	               					364     		623

	Premises and equipment, net 					     6,094     5,844
	Cash value of life insurance						    3,985     3,640
	Other assets					                    	3,816   		4,122

  		  Total assets			            	 $	195,910   185,745


	LIABILITIES AND SHAREHOLDERS' EQUITY

	Liabilities:
	Deposits:
	     Noninterest-bearing				    	 $  45,330    43,633
	     Interest-bearing						         128,655 		120,311
		      Total deposits					          173,985 		163,944

Treasury, tax and loan account       					48     		195
Short-term debt            				       	1,478     1,851
	Long-term debt					                     	-	      	585
	Other liabilities						               1,977    	2,349
		      Total liabilities				       	177,488   168,924

	Shareholders' equity:
	Common stock-$1 par value.  Authorized
	  5,000,000 shares; issued and
   outstanding 2,164,065 shares 	 			  2,164   		2,164
	Additional Paid-In Capital				     		 6,174     6,174
	Accumulated other comprehensive income		845      	643
	Retained earnings	              				 	9,239    	7,840
 Total shareholders' equity				   	   18,422  		16,821

 Total liabilities and
  shareholders' equity 	         	 $	195,910    185,745



       			Citizens Bancshares Corporation and Subsidiaries
		      Consolidated Statements of Earnings and Comprehensive Income (unaudited-amounts in thousands, except per share amounts)

          							                  Three  Months				          Nine  Months
							                          Ended September 30,       Ended September 30,
                            					   		1998	   	1997           	1998   	1997

INTEREST INCOME:
Loans, including fees              $	2,888     2,921           8,585	  8,329
Investment securities:
	Taxable                               469 	    	613 		        1,431   2,148
 Tax-exempt					                       110      		37 	          	234    	168
Interest bearing deposits						        119      		13 		          420 		   22
Federal funds sold				                		17 	     	21            		99   		137
 Total interest income               3,603     3,605          10,769  10,804

	INTEREST EXPENSE:
	  Deposits					                     1,260     1,185           3,737   3,703
	  Other borrowed funds						           23 	     	60 	           	52   		127
	  Long-term debt 						                 - 	     	15            		17    		45
  Total interest expense					        1,283     1,260           3,806   3,875

  Net interest income					           2,320     2,345           6,963   6,929

	  Provision for loan losses					      	75 	     	75 	          	125   		165
 Net interest income after provision
	 for loan losses					               2,245     2,270           6,838   6,764

NONINTEREST INCOME:
Service charges on
    deposit accounts						           1,046     1,143           3,030   3,197
Commission and fees						              758 		    400 		        2,128     936
Other operating income					           	205     		134 	          	705   		597
 Total noninterest income					       2,009     1,677           5,863   4,730

	NONINTEREST EXPENSE:
 Salaries and employee benefits      1,773     1,997           5,392   5,913
 Net occupancy and equipment					     	666     		634 	         1,962   1,785
 Other operating expenses            1,196     1,059           3,433   3,230
  Total other expense                3,635     3,690          10,787  10,928

  Earnings before income taxes		      	619     		257 	         1,914     566

	    Income tax expense					          	169      		78           		515 	  	162

		    Net earnings				               $	450 	    	179 		        1,399     404

	Net earnings			                    			450 		    179 		        1,399     404
 Other comprehensive income, net of tax
  Unrealized holding gains arising
   during the period				              		201 		    69 	          	214 	   157
  Less: reclassification adjustment
   for gains included	in net earnings    - 		    (13)	          	(12)  		(13)

	Comprehensive income						             651       235 		        1,601    548


 Net earnings per common share      $ 	0.21     		0.08         		0.65 		0.19

 Average outstanding shares						     2,164      2,164          2,164  2,164


			      Citizens Bancshares Corporation and Subsidiaries
			             Consolidated Statements of Cash Flows
			       Nine months ended September 30, 1998 and 1997
			    (unaudited-amounts in thousands, except per share amounts)

                                                  						   			1998	   	1997

Cash flows from operating activities
 Net earnings							                                       $	1,399       404
Adjustments to reconcile net earnings
to net cash provided by operating activities
 Provision for loan losses				                             				125 	    	165
 Depreciation and amortization							                         	867     		859
 Provision for deferred taxes					                            		(3)        4
	Amortization  (accretion), net                                  2     		(10)
 Accretion (amortization) of deferred loan fees	   		      					52      		30
 Gain on investments			                                   					(12)    		(13)
 Loss on sale of assets					                                			228       		-
 Increase in other assets		               						            (1,103)   (3,786)
 Increase in accrued expenses and other liabilities					   			(372)	    	189

  Net cash (used) provided by operating activities								   1,183    (2,158)

Cash flows from investing activities:
Proceeds from maturities of investment securities
 held to maturity					                             			       7,488     8,501
Proceeds from maturities of investment securities
 available for sale								                                 11,185    11,411
Purchases of investment securities held to maturity				   				(789)		     -
Purchases of investment securities available for sale						(22,296)   (6,616)
Net decrease ( increase) in other investments								          729 		 (1,130)
Net  decrease (increase) in loans								                    2,218    (5,522)
Purchases of premises and equipment				              				   (1,122)   (1,111)
Proceeds from sale of real estate acquired through
  foreclosure			                                        	  				831 	     	95

 Net cash (used) provided by investing activities								   (1,756)    5,628

Cash flows from financing activities:
Net increase (decrease) in demand deposits								           1,697   (14,449)
Net increase in time and savings deposits								            8,344    (1,840)
Net (decrease) increase in short-term debt					            			(373)		  1,100
Principal payment on long-term debt 			                  					(585)   		(135)
Proceeds from sale of stock					                             			-	      	261
Dividends paid					                                          			-	      	(28)
Net (decrease) increase  in treasury,
  tax and loan account                                        (147)		     45

 Net cash provided (used) by  financing activities								   8,936   (15,046)

 Net increase (decrease) in cash and cash equivalents						  8,363   (11,576)

	Cash and cash equivalents at beginning of period								   14,950    23,327

	Cash and cash equivalents at end of period							        $	23,313    11,751

Supplemental disclosures of cash paid during the period for:
	   Interest							                                       $	 4,010     3,867

	   Income taxes		                                  					 $	   695     		112

Supplemental disclosures of noncash transactions:
	   Real estate acquired through foreclosure		          	 $   	118 		    836


               CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
                   Notes to the Consolidated Financial Statements
                          September 30, 1998 and 1997
                                  (unaudited)

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

On January 30, 1998, Citizens Bancshares Corporation ( the "Company" ) and First Southern Bancshares, Inc. (" First Southern"), a bank holding company that wholly owned one bank and a non-bank subsidiary, merged. The Company exchanged 1.508 shares of its common stock to acquire each share of First Southern common stock. The transaction was a tax-free exchange. The merger was accounted for as a pooling of interest with the Company being the
surviving entity.   The financial statements of the Company for the
three and nine month periods ended September 30, 1998 have been restated to include First Southern.

First Southern also owned FSB Mortgage Services, Inc. ("FSB Mortgage") which originates residential mortgages through a variety of products. The mortgage subsidiary is now wholly owned by the Company and has changed its name to Citizens Trust Bank Mortgage Services, Inc. ("CTB Mortgage") to reflect this affiliation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Citizens Trust Bank ( the "Bank" ) and CTB Mortgage. The Bank has a wholly owned subsidiary, Atlanta Mortgage Brokerage and Servicing Co., whose accounts are also included. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiaries ( the "Company" ) as of September 30, 1998 and for the three and nine month periods ended September 30,1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature.

2.	ACCOUNTING AND REGULATORY MATTERS

IMPAIRED LOANS

Management considers a loan to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan?s effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

At September 30, 1998, the recorded investment in loans that are considered to be impaired was approximately $814,000, a decrease of $416,000 from December 31, 1997. At September 30, 1998 and December 3, 1998 the related allowance for loan losses for each of these loans was approximately $116,000 and $244,000, respectively. For the three and nine month periods ended September 30, 1998, the Company recognized approximately $6,000 and $13,000 in interest income on these impaired loans on an accrual basis, respectively.


NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure and repossessed assets. Nonperforming loans consist of loans which are past due with respect to principal or interest more than 90 days or have been placed on nonaccrual status.

With the exception of the loans included within nonperforming assets in the table below, management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which(1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent any information on material credits of which management is aware that causes management to have serious doubts as to the abilities of such borrowers to comply with the loan repayment terms.

Nonperforming loans increased approximately $1,040,000 to $2,152,000 at September 30, 1998, from $1,112,000 at December 31, 1997. Nonperforming assets represented 1.92% of loans, net of unearned income and real estate acquired through foreclosure at September 30, 1998 as compared to 1.79% at December 31, 1997.

3.	IMPACT OF NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for -sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or shareholders' equity.

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

4. RESTATEMENT

During the third quarter of 1998, the Company's management discovered that certain of its equity securities had not been recorded in compliance with SFAS 115. The effect on the December 31, 1997 financial statements related to the correction was to increase investment securities available for sale and stockholders' equity by $944,396 and $611,751, respectively, with the offset affecting deferred taxes. Comprehensive income for the three and nine month periods ended September 30, 1997 was $235,000 and $548,000, respectively.


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

The following discussion is of the Company's financial condition as of September 30, 1998 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 1998 and 1997.


RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the nine month period ended September 30, 1998 increased approximately $34,000 compared to the same period in 1997. The combination of higher volume and lower rates on interest earning assets and interest bearing liabilities caused the Company's net interest margin to remain relatively stable at 5.58% for the period ended September 30, 1998 compared to 1997.

Noninterest income:
Noninterest income increased approximately $332,000 or 20% for the three month period ended September 30, 1998 and approximately $1,133,000 or 24% for the nine month period ended September 30, 1998 as compared to the same period in 1997. The increase in noninterest income is due primarily to an increase in commissions and fees on mortgage loans of approximately $1,192,000, as a result of an increase in the volume of loan closings.

Noninterest expense:
Noninterest expense decreased approximately $141,000 for the nine month period ended September 30, 1998 as compared to the same period in 1997. The decrease is attributable to a combination of a decrease in salaries and employee benefits of $521,000, an increase in occupancy expense and other operating expense of $177,000 and $203,000, respectively. The decrease in salaries and employee benefit costs is attributed to a reduction in staff due to the merger. The Mortgage Company relocated which accounts for the increase in occupancy expense. Other operating expense increased because the Company outsourced its data processing services during the second quarter.

Net earnings:
The Company had net earnings of approximately $450,000 or $0.21 per share and $1,399,000 or $0.65 per share for the three and nine month periods ended September 30, 1998 as compared to $179,000 and $404,000 or $0.08 and $0.19 per share in 1997. The $995,000 increase in net earnings as compared to 1997 is attributable to an increase in noninterest income of approximately $1,133,000 and a decrease in noninterest expense of approximately $141,000.

LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through the sale of federal funds and managing the maturities of investment securities. At September 30,1998, approximately 9% of the investment portfolio matures within the next year, 41% after one year but before five years. In addition, interest bearing deposits and federal funds sold averaged approximately $9.5 and $2.6 million, respectively, during the nine month period ended September 30, 1998. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

CAPITAL RESOURCES

Quantitive measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier
1 capital to risk weighted assets, and Tier 1 capital to average assets. As of September 30, 1998, the Company?s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 9% respectively. Management believes, as of September 30, 1998, that the Company meets all capital adequacy requirements to which it is subject.

Year 2000 Processing Risk

The Board and management consider the Year 2000 ("Y2K") computer processing risk to be a very serious risk for the banking and financial services industry in particular and for all businesses which depend on computer hardware and software to perform the critical functions of their businesses. Y2K computer processing risk is defined as the risk associated with computer hardware or software that fails to process data or to operate in the manner for which it was designed as a result of century date changes. This risk encompasses hardware and software owned, leased, licensed or otherwise used by the Company and the Bank or by vendors upon which the Company and the Bank depend for mission-critical functions or by customers with which the Company and the Bank have a material relationship. In the third quarter of 1997, the Board established a Y2K Policy and Y2K Compliance Committee. The Committee is headed by senior management, meets monthly and regularly reports to the Audit and Compliance Committee of the Board and to the full Board.

The Company and Bank do not use proprietary computer hardware or software. Therefore, they depend upon outsourced data processing services and third party software. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the FDIC to assure that all mission critical applications will be renovated, with testing in progress, by December 31, 1998, or contingency plans will be in the process of implementation. At this time, the servicing vendors appear to have completed their assessments and have described to the Bank their time lines for renovation and testing. Management has no reason to believe at this time, that all mission critical applications for the Bank and Company will not be adequately addressed by our vendor's plans.

Management is currently reviewing all of the Bank's significant commercial loan relationships to determine how much Y2K risk may exist in the Bank's customer base. To the extent that such risk is identified, management is requesting such customers to develop their own compliance strategy and will require those customers to keep us informed of their progress. Management's current plans are to help customers understand the risk involved to share the Company's strategies and to encourage those customers to satisfy their compliance requirements on timelines that are consistent with those of the Company and the Bank. The Bank's credit review processes have been modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include but will not be limited to, requiring such customers to pay off their loans.

The Company and the Bank are in the process of initiating communications with all suppliers and vendors to determine the potential impact of such third party's failure to remediate their own Y2K issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company and the Bank are encouraging its counterparts, vendors and customers to conduct their own Y2K assessments and to take appropriate steps to become Y2K compliant.

There can be no assurances that all hardware and software that the Company and the Bank will use or that their customers, other vendors and utility companies will use will be Y2K compliant. The Company's and the Bank's customers, other vendors and utility companies may be negatively affected by the Y2K issue and any difficulties incurred by them in solving the Y2K issues could negatively affect their ability to perform their agreements with the Company and the Bank.

As part of their normal business practice, the Company and the Bank maintain contingency plans to follow in the event of emergency situations, some of which could arise from Y2K-related problems. The Company and the Bank are in the process of formulating a detailed Y2K contingency plan which will assess several possible scenarios to which the Company may be required to react.

The foregoing are forward-looking statements reflecting management's current assessments and estimates with respect to the Company's Y2K compliance efforts and the impact of Y2K issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond control of the Company. Some of these factors include, but are not limited to, representations by the Company's and Bank's vendors and customers, technological advances, economic considerations and customers perceptions. The Y2K compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

The costs of implementing Y2K solutions on mission critical systems have not been fully determined as of the date of this report. The Bank's local area computer network was already budgeted for upgrade in 1998 to workstations and file-servers that will be Y2K ready. The budget for these upgrades is approximately $500,000.

Selected Statistical Information

NONPERFORMING ASSETS

The table below presents a summary of the Company's nonperforming assets at September 30, 1998 and December 31, 1997.

                                                           1998      	1997
                                                  (Amounts in thousands, except
                                                          financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans			                                    $	    775	   		1,005
Past-due loans		                                       			 1,377   		   107
Nonperforming loans			                                     2,152 	  		1,112

 Real estate acquired through foreclosure		                  137		  	 1,075
Total nonperforming assets	                             $	 2,289  			 2,187


Ratios:
Nonperforming loans to loans, net of
 unearned income					                                       1.81%			    .92

Nonperforming assets to loans(net of unearned
 income) and real estate acquired through
 foreclosure						                                          1.92%			   1.79

Nonperforming assets to total assets		                  	  1 .17%			   1.18

Allowance for loan losses to
 Nonperforming loans				                                   81.13%		  157.55

Allowance for loan losses to
 nonperforming assets				                                  76.28%			  80.11


Interest income on nonaccrual loans which would have been reported for the three and nine month periods ended September 30, 1998 totaled approximately $18,000 and $61,000. The Company recorded approximately $22,000 in income on these loans for the nine month period ended September 30, 1998.

ALLOWANCE FOR LOAN LOSSES

The following table summarize loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the periods ended September 30, 1998 and December 31, 1997.

                                                         1998	       	1997

Loans, net of unearned income 		              		    $	119,195	    	121,414

Average loans, net of unearned income and the
 allowance for loan losses				                      $	118,565    		115,657

Allowance for loans losses at the
   beginning of year					                           $	  1,752		      1,806

Loans charged off:
 Commercial, financial, and agricultural				              110 		        68
 Real estate- mortgage					 	                              35	         169
 Installment loans to individuals					                    188		        436
Total loans charged off					                              333	  	      673

Recoveries of loans previously charged off:
 Commercial, financial, and agricultural		                 13	 	        84
 Real estate- mortgage						                               68 		        85
 Installment loans to individuals					                    121  		      149
Total loans recovered					                                202		        318

 	Net loans charged off 					                             131 		       355

Additions to allowance for loan losses
  charged to operating expense					                       125 		       301

Allowance for loan losses at period end			           $	 1,746		      1,752

Ratio of net loans charged off to average
 loans, net of unearned income and the allowance
 for loan losses						                                   .11%		        .31

Allowance for loan losses to loans, net of
   unearned income			                              			  1.46%		       1.44

Credit reviews of the loan portfolio designed to identify potential charges to the allowance for loan losses, as well as to determine the adequacy of the allowance for loan losses, are made on a continuous basis throughout the year. These reviews are conducted by management, lending officers, and independent third parties. These reviews are also reviewed by the Board of Directors, who consider such factors as the financial strength of borrowers, the value of applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, and other factors including prevailing and anticipated economic conditions. Management believes the allowance for loan losses is adequate at September 30, 1998.

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area

PART II.  OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 2.      CHANGES IN SECURITIES

              None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        	     None

ITEM 5.      OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 175 John Wesley Dobbs Avenue, NE., Atlanta, Georgia 30303 of the contents of such proposal no later than March 12, 1999 . Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

              None


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CITIZENS BANCSHARES CORPORATION



Date:   November 16, 1998            	By: /s/ James E. Young
                                          James E. Young
                                          President and Chief Executive Officer

Date:   November 16, 1998 			         By:  /s/ Willard C. Lewis
                                          Willard C. Lewis
                                          Senior Executive Vice President and
                                          Chief Operating Officer