Form 10-K
period 1998-12-31
CITIZENS BANCSHARES CORP /GA/
filed 1999-04-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] For fiscal year ended December 31, 1998

       Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] For the transition period from ___________ to ____________

	Commission file number  0-14535

                            Citizens Bancshares Corporation
                     (Name of Small Business Issuer in Its Charter)

                Georgia                                         58-1631302
       (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

       75 Piedmont Avenue, N.E., Atlanta, Georgia                       30302
    (Address of Principal Executive Offices)                      (Zip Code)

                                    (404) 659-5959
                    (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

              5,000,000 Shares of Common Stock, $1.00 par value
                            (Title of Class)

	Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x    No

	Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

	State issuer's revenues for its most recent fiscal year:  $22,469,647

	State the aggregate market value of the voting stock held by non-affiliates of the registrant: $11,116,732 as of March 1, 1999. Because there is not established public trading market for the registrant's Common Stock, the aggregate market value of the voting stock held by non-affiliates of the registrant is based upon the most recent trades of voting stock of which the registrant is aware.

        Traditional Small Business Users Format: Yes   No x

Page 1 of ______ pages	Exhibit Index on Page ____


	DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II.

	Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 26, 1999, are incorporated by reference into Part III.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

                             The Company

General

	The Company was incorporated as a Georgia business corporation in 1972 and became a bank holding company by acquiring all of the common stock of Citizens Trust Bank (the "Bank"). The Company presently has two operating subsidiaries, the Bank and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"), a mortgage company. The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

	On January 30, 1998, the Company merged with First Southern Bancshares, Inc., whose banking subsidiary, First Southern Bank simultaneously merged into the Bank. The Company also acquired Mortgage Services as a result of the merger. Mortgage Services is a mortgage company licensed by the State of Georgia and has received lender approval from the Department of Housing and Urban Development, FHA, Fannie Mae and the Veterans Administration.

	The Company has no present plans to acquire any additional operating subsidiaries. The Company may, however, make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business - Bank Holding Company Regulations."

Minority Control

	A majority of the outstanding shares of the Company's Common Stock is held by minority individuals. The Company thus views itself as having a social obligation to help members of the minority community. Accordingly, a majority of the Bank's customers are from the minority communities.

                                   The Bank

General

	The Bank, a state bank headquartered in Atlanta, Georgia, was organized in 1921 and is a member of the Federal Reserve System. The Bank is the Company's principal earning subsidiary.

	The Bank's home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30302. The Bank operates nine branch offices located in Atlanta, East Point, Lithonia, Decatur and Stone Mountain, Georgia. The Bank conducts a general commercial banking business that serves Fulton and DeKalb Counties, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

	The Bank does not engage in any line of business in addition to normal commercial banking activities. The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank's revenues derived from customers in foreign countries.

The Bank's Primary Service Area

	The Bank's primary service area is Fulton and DeKalb Counties, along with certain portions of Rockdale County. The primary focuses of the Bank are the small business and commercial/service firms in the area plus individuals and households who reside in or commute to the area. The majority of the Bank's customers are drawn from the described area.

Competition

	The Bank must compete for both deposit and loan customers with other financial institutions with greater resources than are available to the Bank. Currently, there are numerous branches of regional and local banks, as well as other types of entities offering financial services, located in the Bank's market area.

Deposits

	The Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts. The sources of deposits typically are residents and businesses and their employees within the Bank's market area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation, radio advertisements, television advertisements and printed advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Loan Portfolio

	The Bank engages in a full complement of lending activities, including consumer/installment loans, home equity lines of credit, construction loans and commercial loans, with particular emphasis on small business loans. The Bank believes that the origination of short-term fixed rate loans and loans tied to floating interest rates are the most desirable method of conducting its lending activities.

Consumer Loans

	The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. This category of loans also includes loans secured by second mortgages on the residences of borrowers.

Commercial Lending

	Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank's legal lending limits and which are existing deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers and obtained for a variety of business purposes.

Investments

	As of December 31, 1998, investment securities (based on held to maturity, available for sale and other investments) comprised approximately 25.0% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 56.3% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

Asset/Liability Management

	It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.
Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial and construction loans.

	The Bank's asset/liability mix is monitored on a daily basis with a report reflecting the interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

Correspondent Banking

	Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, security safekeeping, investment services, wire transfer services, coin and currency supplies, overline and liquidity loan participation, and sales of loans to or participation with correspondent banks.

Mortgages Services

	The Company offers residential mortgage products through Mortgage Services. Mortgage Services, organized in 1996, is headquartered in metropolitan Atlanta, Georgia and provides mortgage related services to communities in and around Fulton, DeKalb and Rockdale Counties. Mortgage Services is licensed by the State of Georgia and has received lender approval from the Department of Housing and Urban Development, FHA, Fannie Mae and the Veterans Administration (VA). Mortgage Services brokers FHA/VA loans through a warehouse agreement with another bank and originates 1-4 family conventional loans for sale.

Employees

	As of December 31, 1998 the Company had 197 full-time employees. The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

                       Supervision and Regulation

	The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

	The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiary are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

	The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

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

	The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to June 1, 1997, the effective date of the interstate branching provision, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

	In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Banking Act permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allowed banks to establish de novo branches.

	The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident to the banking business. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

	The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

	The bank subsidiary of the Company is also a member of the Federal Reserve system. As such, the Federal Reserve and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the subsidiary bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The Federal Reserve and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends

	The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by its subsidiary bank. There are statutory and regulatory limitations on the payment of dividends by the subsidiary bank to the Company as well as by the Company to its shareholders.

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

	The payment of dividends by the Company and the subsidiary bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

	The Company and its subsidiary bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its banking subsidiary. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

	The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 14.7% and 13.4%, respectively.

	In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 8.96%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

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

	The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC, pursuant to FDICIA, adopted final regulations, which became mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

Support of Subsidiary Institutions

	Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, its banking subsidiary, This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

	Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. Any subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect to commonly controlled banking subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

Prompt Corrective Action

	FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category



	The capital levels established for each of the categories are as follows:

                                       Total        Total 1 Risk
Capital Category         Tier 1     Risk- Based     Based Capital      Other
                         Capital    Capital
Well Capitalized       5% or more   10% or more      6% or more      Not subject
                                                                     to a
                                                                     capital
                                                                     directive
Adequately
Capitalized            4% or more    8% or more      4% or more          --

Undercapitalized       less than 4%  less than 8%    less than 4%        --

Significantly
Undercapitalized       less than 3%  less than 6%    less than 3%        --

Critically
Undercapitalized       2% or less
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

FDIC Insurance Assessments

	Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

	Once the designated ratio of reserves to insured deposits (i.e., 1.25%) for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits, so that the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size.

	Effective January 1, 1997, FICO assessments were imposed on BIF- as well as SAIF-insured deposits in annual amounts of 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

	Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

                 Proposed Legislation and Regulatory Action

	New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

                     SELECTED FINANCIAL AND STATISTICAL DATA


The following tables set forth certain selected statistical information and should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis or Plan of Operation appearing in other sections of this Annual Report. Averages referred to in the following statistical information are generally average daily balances.

AVERAGE BALANCE SHEETS, INTEREST
RATES, AND INTEREST DIFFERENTIAL
Condensed consolidated average balance sheets for the years indicated are presented below.
						       Years ended December 31,
                                                             1998         1997
                                                          (amounts in thousands)
ASSETS:

Cash and due from banks                               $     9,821     $10,768

Interest-earning assets:
  Loans, net(a)                                           118,484     115,634
  Taxable investment securities                            31,370      41,011
  Tax-exempt investment securities                          6,759       4,222
  Federal funds sold                                        2,034       4,074
  Interest bearing deposits                                10,004         681
     Total interest-earning assets                        168,651     165,622



Premises and equipment, net                                5,978        5,646
Other assets                                               9,810        7,325
TOTAL ASSETS                                          $  194,260    $ 189,361


LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits                          $   45,306    $  45,812
Interest-bearing liabilities:
  Savings and interest-bearing deposits                   61,144       53,554
  Time deposits                                           65,733       68,910
  Other borrowed funds                                     1,778        3,333
     Total interest-bearing liabilities                  128,655      125,797

Accrued expenses and other liabilities                     3,016        1,873
              Total liabilities                          176,977      173,482


Stockholders' equity:
  Common stock                                             2,164        2,161
  Additional paid-in capital                               6,174        6,159
  Retained earnings                                        8,331        7,030
  Accumulated other comprehensive income                     614          529
    Total stockholders' equity                            17,283       15,879
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 194,260     $189,361



(a) Average loans are shown net of unearned income and the allowance for possible loan losses. Nonperforming loans are also included.




                                                       Years ended December 31,
                                                           1998           1997
                                          (amounts in thousands, except ratios)

Total interest-earning assets                         $  168,651      $165,622
Total interest-bearing liabilities                       128,655       125,797

Excess of interest-earning assets over
    Interest-bearing liabilities                      $   39,996      $ 39,825

INTEREST EARNED ON:
Loans, net                                            $   11,391      $ 11,261
Taxable investment Securities (b)                          2,004         2,689
Tax-exempt investment securities(a)                          508           342
Federal funds sold                                           103           234
Interest bearing deposits                                    564            45
            Total interest income                         14,570        14,571

INTEREST PAID ON:
Savings and interest-bearing demand deposits               1,574         1,258
Time deposits(includes TT&L)                               3,506         3,663
Other borrowed funds                                         109           212
                 Total interest expense                    5,189         5,133

NET INTEREST EARNED                                      $ 9,381       $ 9,438

AVERAGE YIELD EARNED ON:
Loans, net                                                 9.61%         9.74%
Taxable investment securities                              6.39          6.56
Tax-exempt investment securities(a)                        7.51          8.11
Federal funds sold                                         5.06          5.74
Interest bearing deposits                                  5.64          6.61

TOTAL INTEREST-EARNING ASSETS                              8.64          8.80

AVERAGE RATE PAID ON:
Savings and interest-bearing demand deposits               2.57          2.35
Time deposits                                              5.33          5.32
Other borrowed funds                                       6.13          6.36

TOTAL INTEREST-BEARING LIABILITIES                         4.03          4.08

INTEREST RATE DIFFERENTIAL                                 4.61          4.72

NET INTEREST MARGIN                                        5.56          5.70

(a) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(b) Includes dividend income.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Selected Statistical Information


AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIAL Continued

The following table sets forth, for the year ended December 31, 1998, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                            Increase Due to changes in (a)
                                  1998      1997   (decrease) Volume  Rate

INTEREST EARNED ON:
Loans, net (d)                 $ 11,391     11,261     130      276   (146)
Taxable investment
 securities (c)                   2,004      2,689    (685)    (624)   (61)
Tax-exempt investment
securities(b)                       508        342     166      199    (33)
Federal funds sold                  103        234    (131)    (110)   (21)
Interest-bearing deposits           564         45     519      571    (52)

TOTAL INTEREST INCOME            14,570     14,571     (1)      312   (313)



INTEREST PAID ON:
Savings and interest-bearing      1,574      1,258     316      187    129
 deposits
Time deposits                     3,506      3,663    (157)    (169)    12
Other borrowed funds                109        212    (103)     (97)    (6)

    TOTAL INTEREST EXPENSE        5,189      5,133      56      (79)   135

NET INTEREST EARNED               9,381      9,438     (57)     391   (448)


(a) The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(c) Includes dividend income.

(d) Included in interest earned on loans are fees of approximately $397,000 in 1998 and $257,000 in 1997.

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIAL Continued

The following table sets forth, for the year ended December 31, 1997, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                 Increase Due to changes in (a)
                                     1997       1996  (decrease)   volume  Rate

INTEREST EARNED ON:
Loans, net (d)                    $  11,261    10,152    1,109     1,422  (313)
Taxable investment
 securities (c)                       2,689     3,421    (732)     (761)    29
Tax-exempt investment
 securities (b)                         342       249      93       111    (18)
Federal funds sold                      234       633    (399)     (439)    40
Interest bearing deposits                45        -       45        23     22

    TOTAL INTEREST INCOME            14,571    14,455     116       356   (240)



INTEREST PAID ON:
Savings and interest-bearing
deposits                             1,258      1,397     (139)     (111)   (28)
Time deposits                        3,663      3,343      320       364    (44)
Other borrowed funds                   212        116       96       102     (6)

    TOTAL INTEREST EXPENSE           5,133      4,856      277       355     (78)

NET INTEREST EARNED               $  9,438      9,599     (161)       1     (162)


(a) The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(c) Includes dividend income.

(d) Included in interest earned on loans are fees of approximately $257,000 in 1997 and $263,000 in 1996.

INVESTMENT SECURITIES

The carrying values of investment securities - held to maturity at the indicated dates are presented below:

                                                              December 31,

                                                             1998      1997
                                                         (amounts in thousands)

 U.S. Treasury and U.S. Government agencies            $    4,998   $  10,995
 Mortgage-backed securities                                 5,634       8,690
 State, county, and municipal securities               $    3,682       3,442

                        Totals                         $   14,314   $  23,127



The carrying values of investment securities - available for sale at the indicated dates are presented below:

                                                                  December 31,

                                                              1998       1997
                                                         (amounts in thousands)
U.S. Treasury and Government agencies                  $   29,018   $  9,650
State, county, and municipal securities                     6,127        925

Mortgage-backed securities                                     164       259
Equity securities                                              866       944


                        Totals                          $   36,175  $ 11,778



The following table shows the contractual maturities of all investment securities at December 31, 1998 and the weighted average yields (on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                Maturing
                                          After 1 but        After 5 but
                      Within 1 Year      Within 5 Years    Within 10 Years  After 10 Years
                     Amount   Yield    Amount     Yield   Amount   Yield    Amount  Yield

U.S. Treasury and
 U.S. Government
  agencies           $  899    6.50%  $  21,848   5.93%  $ 11,269  6.32%    $   -     -

Mortgage-backed
 Securities (a)         393    6.50%      1,225    8.31%    2,450   8.05%    1,730   6.61%

State, county, and
 Municipal              300    8.94%      1,442    6.66%    1,427   7.11%    6,640   7.46%

Other equity
 securities(b)           -       -          -        -         -       -       866     (b)

    Totals          $ 1,592    7.07% $   24,515   6.40% $  15,146   6.48%  $ 9,236   7.01%

(a)	Mortgage-backed securities have been categorized according to the maturity dates of the underlying loans.  Principal repayments will occur at varying dates throughout the terms of the mortgages.

(b)	Other equity securities are primarily comprised of an investment in stock of the Fannie Mae Corporation.  These investments have no specific maturity date or yield.

The Company did not have any investments with a single issuer which exceeded 10% of the company's shareholders' equity at December 31, 1998, except for U.S.
Treasury and U.S. Government agencies as shown in the table above.

LOANS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan:
                                                               December 31,

                                                            1998        1997
                                                        (amounts in thousands)

Commercial, financial, and agricultural              $   37,506   $    39,571
Installment and single payment individual                10,764         7,994
Real estate - mortgage                                   48,244        49,116
Real estate - construction                                5,298         8,338
Other                                                    16,497        16,590
                                                        118,309       121,609

Less:
    Net deferred loan fees                                  247           195
    Allowance for loan losses                             1,702         1,752

             Loans, net                              $  116,360      $119,662



The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual
Report on Form 10-KSB. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta.

The Company's loans to area churches was approximately $36.7 million and $33.3 million at December 31, 1998 and 1997, respectively, which is generally secured by real estate. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value, is equal to the outstanding balance of the financial instrument.

The following table sets forth certain information at December 31, 1998, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans.

                                                  Due after one  Due after
                                       One year    Year through   five
                                        or less     five years    years   Total

                                                    (amounts in thousands)

Commercial, financial, and agricultural   $14,033   $20,360   $ 3,113  $ 37,506
Installment and single payment
 individual and other                      13,750    10,848     2,663    27,261
Real estate - commercial mortgage          10,912     1,457     6,467    18,836
Real estate - residential mortgage          4,260    10,992    14,156    29,408
Real estate - construction                  1,913     1,620     1,765     5,298
            Total                         $44,868   $45,277   $28,164  $118,309

Loans due after one year:
 Having predetermined interest rates                                    $50,430
 Having floating interest rates                                          23,011
            Total                                                       $73,441



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

Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or when loans become contractually in default for 90 days or more as to either interest or principal unless the loan is well secured and in the process of collection.
When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged-off against interest income on loans unless management believes that the accrued interest is recoverable through the liquidation of collateral.

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

At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3,398,044 and $2,811,605, respectively (of which approximately $1,683,129 and $1,005,354 were on a nonaccrual basis). The related allowance for loan losses was $568,431 and $292,080, respectively. The average investment in impaired loans during 1998 and 1997 was $3,104,825 and $2,626,323, respectively. For the years ended
December 31, 1998 and 1997, the Company recognized approximately $233,000 and
$144,000, respectively in interest income on those impaired loans on an accrual basis income recognition method.

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

Nonperforming loans increased to $2,153,000 at December 31, 1998, from $1,112,000 at December 31, 1997. Real estate acquired through foreclosure decreased $928,000 to $147,000 at December 31, 1998 from $1,075,000 at
December 31, 1997. Nonperforming assets represent 1.95% of loans net of unearned income and real estate acquired through foreclosure at December 31, 1998 as compared to 1.79% at December 31, 1997.

The table below presents a summary of the Company's nonperforming assets at
December 31, 1998 and 1997.
                                                                December 31,
                                                             1998       1997
                                                       (amounts in thousands,
                                                      except financial ratios)

Nonperforming assets:
  Nonperforming loans
    Nonaccrual loans                                      $  1,683   $1,005
    Past-due loans                                             470      107
         Nonperforming loans                                 2,153    1,112
    Real estate acquired through foreclosure                   147    1,075
         Total nonperforming assets                       $  2,300   $2,187

Ratios:
Nonperforming loans to loans, net of unearned income          1.82%    .92%


Nonperforming assets to loans (net of unearned
income) and real estate acquired through foreclosure          1.95%    1.79%

Nonperforming assets to total assets                          1.11%    1.18%
Allowance for loan losses to nonperforming loans             79.10%  157.55%

Allowance for loan losses to nonperforming assets            74.04%   80.11%





Interest income on nonaccrual loans, which would have been reported for the years ended December 31, 1998, 1997, and 1996 is summarized as follows:

                                                       1998    1997     1996
                                                       (amounts in thousands)

  Interest at contracted rate                      $    177     153      101
  Interest at recorded as income                         38     119       14
         Reduction of interest income              $    139      34       87





ALLOWANCE FOR LOAN LOSSES

The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

                                                               December 31,
                                                             1998    1997
                                                        (amounts in thousands)
                                                        $ 118,062    $121,414
Loans, net of unearned income at end of year

Average loans, net of unearned income and allowance
 for loan losses                                        $ 118,484    $115,634
Allowance for loan losses at beginning of year          $   1,752    $  1,806


Loans charged off:
   Real estate loans                                          85          199
   Commercial, financial, and agricultural                   145           39
   Installment and single payment individual                 215          436
            Total loans charged off                          445          674


Recoveries of loans previous charged off:
   Real estate loans                                          69           86
   Commercial, financial and agricultural                     21           84
   Installment and single payment individual                 131          149
            Total loans recovered                            221          319

            Net loans charged off                            224          355




Additions to allowance for loan losses charged to
 operating expense                                            175         301

Allowance for loan losses at end of year                 $  1,703     $ 1,752

Ratio of net loans charged off  to average loans, net
 of unearned income and the allowance for loan losses         .19%       .31%

Allowance for loan losses to loans, net unearned income
 at end of year                                              1.44%      1.44%



The allowance for credit losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

Individually identified impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans solely dependent on the collateral for repayment, the estimated fair market value of the collateral. If the recorded investment in the impaired loan exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for credit losses.

All loans that are past due 90 days or more as to principal and interest, or where reasonable doubt exists as to timely collection, are generally classified as non-performing loans unless well secured and in the process of collection.

The Company's process for determining an appropriate allowance for credit losses includes management's judgement and use of estimates. A general reserve of .5% is applied to the portion of the loan portfolio that is non-criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded
"Special Mention", 15% for loans graded "Sub-standard", 50% for loans graded
"Doubtful" and 100% for loans graded "Loss". For the year ended December 31, 1998, the allocation of the allowance for credit losses was expanded to include a component for potential loan losses relating to Year 2000.

The aggregate of these reserves plus specific allowances as needed is compared to the actual reserve to determine the adequacy of the allowance for credit losses. The adequacy of the allowance for credit losses is reviewed on a monthly basis by management and the Board of Directors. On a quarterly basis a comprehensive review of the adequacy of allowance for credit losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments and individual concentrations of credit.

Additions to the allowance for credit losses are made by monthly charges to the provision for credit losses. The level of the provision for credit losses is established annually based on historical net charge-offs, projected growth of the loan portfolio and economic conditions.

The allowance for credit losses at year ended December 31, 1998 was approximately $1,703,000, representing 1.44% of total loans compared to approximately $1,752,000 at December 31, 1997, which represented 1.44% of total loans, net of unearned income. The quality of the portfolio showed improvement during 1998 with net charge-offs of $224,000 compared to net charge-offs of $355,000 during 1997. For the year ended December 31, 1998, loans graded as Sub-standard or worse (Classified Loans) were approximately
$3,398,000, representing 2.9% of total loans, compared to approximately
$3,833,000 or 3.2% of total loans at December 31, 1997. However, based on management's outlook on the economy, the uncertainty of Year 2000 risks and an expected slow down in residential and commercial real estate development, it has been recommended that the level of the allowance for loan losses remains at the current level.

The method of allocation of allowance for credit losses among loans has been based on specific impairment of all loans determined by management and did not change materially from 1997 to 1998. In 1998 a group of consumer loans were written down individually to net market value and assigned an additional general allowance for credit losses equal to 15% of the principal balance.
There were no other significant reallocations of the allowance for credit losses among certain types of loans. Management believes that the allowance for loan losses is adequate at December 31, 1998.

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans. The Company's church loans were approximately $36.7 million and $33.3 million at December 31, 1998 and 1997, respectively. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan
Atlanta area.

ALLOCATION OF
ALLOWANCE FOR LOAN LOSSES

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such other factors that, in the judgement of management, deserve recognition in estimating loan losses.
Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and the Company's valuation of real estate acquired through foreclosure. Such agencies may require the Company to recognize additions to the allowance or adjustments to the valuations based on their judgements about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgement, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur. The amount of such components of the allowance for loan losses and the ratio of each loan category to total loans outstanding are presented below:

                                    Commercial   Installment
                                    financial,   and single
                                      and         payment      Real
                                   agricultural  individual   Estate  Total
                                    (amounts in thousands, except percentages)

December 31, 1998 Allowance amount   $512         $352       $839   $1,703

Percent of loans in each
 category to total loans             30.0%        20.7%     49.3%     100%

December 31, 1997 Allowance amount   $500         $412       $840   $1,752

Percent of loans in each
 category to total loans             28.5%        23.5%      48.0%    100%



DEPOSITS

The average amount of and average rate paid on deposits by category for the last two years are presented below:

                                                Year ended December 31
                                                1998              1997
                                            Amount    Rate       Amount    Rate
                                     (amounts in thousands, except percentages)

Noninterest-bearing deposits             $  45,306     -%       $ 45,812    -%
Savings and interest-bearing deposits       61,144     2.57       53,554   2.35
Time deposits                               65,733     5.33       68,910   5.32

         Total average deposits          $ 172,183     2.95%    $168,276   2.92%




The maturities of time deposits of $100,000 or more as of December 31, 1998 are present below (amounts in thousands):


              3 months or less                             $  18,064
              Over 3 months through 6 months                  11,936
              Over 6 months through 12 months                  3,321
              Over 12 months                                   1,204

                        Total outstanding                  $  34,525



SHORT TERM BORROWINGS

There were no short-term borrowing for which the average balance out standing during the period was more than 30% of stockholders' equity for each of the years ended December 31, 1998, 1997 and 1996.


INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity management involves managing the potential impact of interest rate movements on net interest income within acceptable levels of risk.
The Company seeks to accomplish this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in equivalent amounts and time intervals. Imbalances in these repricing opportunities at any point in time constitute a financial institution's interest rate risk. The
Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risk

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. For conservative purposes, the Company has included demand deposits such as NOW, money market and savings accounts in the three month category. However, the actual repricing of these accounts may lag beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income. The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities as of December 31, 1998.

                                      Cumulative amounts as of December 31, 1998
			      	         Maturing and repricing within
                                           3     3 to 12   1 to 5     5 years
                                         Months   Months     Years       over    Total
                                              (amounts in thousands, except ratios)

Interest-sensitive assets:
 Investments                            $    583  $ 1,009   $24,515   $24,382   $50,489
 Loans                                    29,670   15,198    45,277    28,164   118,309
 Federal funds sold                          553       -        -         -         553
 Interest bearing deposits with banks     11,125       -        -         -      11,125
  Total interest-sensitive assets         41,931   16,207    69,792    52,546   180,476

Interest-sensitive liabilities:
 Deposits                                97,902    21,872    15,285      -      135,059
 Other borrowings                         1,035       392        -       -        1,427
  Total interest-sensitive liabilities   98,937    22,264    15,285      -      136,486

Interest-sensitivity gap               $(57,006)  $(6,057)  $54,507   $52,546  $43,990

Cumulative interest-sensitivity gap to
   Total interest-sensitivity assets     (31.59)%  (34.94)%  (4.74)%   24.37%  24.37%







 ITEM 2.	DESCRIPTION OF PROPERTIES

	The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia. The Bank also operates nine branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 3610 M.L. King, Jr. Drive, Atlanta, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located in Cub Foods at 2841 Greenbriar
Parkway, S.W., Atlanta, Georgia, which is leased (the lease expires in July
2013); the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 712 West Peachtree, Atlanta, Georgia, which is leased (the lease expires in April 1999); the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at South DeKalb Mall, 2801 Candler Road, Decatur, Georgia, which is leased (the lease expires in June 2001); and the office located at Rockbridge
Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the
Bank. Citizens Trust Bank Mortgage Services, Inc., the Company's wholly owned mortgage company, is located at 5240-B Panola Industrial Boulevard, Decatur, Georgia, which is leased.

	Other than normal commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in entities primarily engaged in real estate activities.


ITEM 3.	LEGAL PROCEEDINGS

	There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND
		RELATED SHAREHOLDER MATTERS

	The Company's common stock, $1.00 par value ("Common Stock"), is not traded on an established trading market, and there is only very limited trading.
The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 1997
(information for 1997 is for the Bank's Common Stock prior to its merger with First Southern Bancshares, Inc.). The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

        Quarter Ended:                  High Bid    Low Bid

        March 31, 1997                    $ 4.50     $ 4.50
        June 30, 1997                       5.00       5.00
        September 30, 1997                  ----       ----
        December 31, 1997                   ----       ----
        March 31, 1998                      5.00       5.00
        June 30, 1998                       5.00       5.00
        September 30, 1998                  7.50       5.00
        December 31, 1998                   7.50       7.50


	As of March 15, 1999, there were 1,329 holders of record of Common Stock.

On January 22,1999, the Company declared and paid an annual cash dividend of $.15 per share for stockholders of record at December 15, 1998. No dividends were paid by the Company during 1998. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See "Description of Business - Bank Regulation."

	The Company did not have a
ny sales of unregistered securities during 1998, 1997 or 1996.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank
Mortgage Services, Inc. ("Mortgage Services"). The Company, through the Bank and
Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market area , metropolitan Atlanta. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through ten full-service bank branches and the mortgage company headquarters.

Effective January 30, 1998, the Company consummated its merger with First
Southern Bancshares, Inc. and its subsidiaries, First Southern Bank and FSB
Mortgage Services, Inc.  FSB Mortgage Services, Inc. name was changed to
Citizens Trust Bank Mortgage Services, Inc. on July 8, 1998. The Company exchanged 837,027 shares of its common stock and cash of approximately $4,469 for all of the stock and options of First Southern Bancshares, Inc. The merger was accounted for as a pooling of interests. The merger resulted in the creation of the fourth largest African-American owned commercial bank in the United States, with assets of approximately $207 million. The financial statements of the Company as of December 31, 1997 and for the years ended
December 31, 1997 and 1996 have been restated to include First Southern
Bancshares, Inc., First Southern Bank and FSB Mortgage Services.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes and Selected Statistical Information appearing in other sections of this Annual Report.

Net income for the year ended December 31, 1998 increased 457% to approximately
$1,766,000 from $317,000 earned for the year-ended December 31, 1997. As a result, net income per share increased to $.82 in 1998 compared to $.15 earned in 1997, return on assets increased to .91% in 1998 from .17% in 1997 and return on equity increased to 10.22% in 1998 compared to 2.00% in 1997. The increase in net income is primarily due to the increase in noninterest income of 24.07% or $1,566,000 and a corresponding reduction in noninterest expense of 2.91% or $438,000, compared to year end 1997. The major components of the noninterest income were origination fees from the mortgage company which increased $960,000 to $2,123,000 in 1998 from $1,163,000 in 1997 and gains on sale of loans by the mortgage company which totaled $760,000 in 1998 compared to $349,000 in 1997.
Mortgage Services primarily originates single dwelling home mortgages then sells them in the secondary market. The Company also realized approximately $381,000 in gains primarily on the sale of a portion of its equity securities portfolio.
The Company decided to reduce the level of equity securities it maintains to limit the Company's opportunity risk in the event of a correction in the equities market. The Company continues to maintain a portfolio of high-grade equity securities consisting primarily of Fannie Mae stock. The total equity portfolio had a fair market value of approximately $866,000 at December 31, 1998.

The Company's total assets increased 11.35% or approximately $21.1 million to $206,827,000 at December 31, 1998 compared to $185,745,000 at December 31, 1997.
However, loans, net of unearned income, decreased 2.8% or $3.4 million and total deposits increased 12.6% or $20.7 million for the year ended December 31, 1998.
Although loans, net of unearned income, decreased during 1998, interest income on loans, including fees, increased a modest $130,000 or 1.15%, and interest expense on deposits also increased a modest $159,000 or 3.24% on growth of interest bearing deposits of 12.26% or $14.7 million 1998. Average assets for the year ended December 31, 1998 totaled $194,260,000, an increase of 2.6% or $4.9 million as compared to December 31, 1997.

The following selected financial data for Citizens Bancshares Corporation and subsidiary should be read in conjunction with the consolidated financial statements and related notes appearing in another section of this Annual Report.

	          			            Years ended December 3
       (amounts in thousands, except per share data and financial ratios)

                                   					          1998       1997       1996

Statement of operating data:
   Net interest income                        $  9,209   $   9,322  $   9,515
   Provision for loan losses                       175         301        205
   Net income                                    1,766         317        945
Per share data:
   Net income                                      .82         .15        .45
   Book value                                     8.56        7.76       7.52
   Cash dividends declared                           -         .013      .075
Balance sheet data:
   Loans, net of unearned income              $118,062    $121,414   $115,100
   Deposits                                    184,672     163,943    178,424
Notes payable                                    1,427         275        400
Advances from Federal Home Loan Bank                -        1,576         -
Long-term debt and obligations
  under capital leases                              -          585        782
Total assets                                  $206,827    $185,745   $197,023
Average shareholders' equity                    17,283      15,879     15,235
Average assets                                 194,260     189,361    189,978
Ratios:
   Net income to average assets                    .91%        .17%      .50%
   Net income to average shareholders'
     equity                                      10.22%       2.00%     6.20%
   Dividend payout ratio                             -%       8.73%    16.83%
   Average shareholders' equity to
     average assets                               8.90%       8.39%     8.02%



RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's principal source of earnings, represents the amount by which the income received on interest-bearing assets (primarily loans and investment securities) exceeds the interest paid on interest-bearing liabilities (mainly deposits). The following table represents the Company's net interest income on a tax-equivalent basis. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34% for 1998, 1997, and 1996.

							                                                     	Years ended
								                                                     December 31
                                                         1998    1997    1996
                                                        (amounts in thousands)

Interest income                                   $14,398     $14,455   $14,371
Tax-equivalent adjustment                             172         116        84

Interest income, tax-equivalent basis              14,570      14,571    14,455
Interest expense                                   (5,189)     (5,133)   (4,856)

Net interest income,tax-equivalent basis            9,381       9,438     9,599

Provision for loan losses                            (175)       (301)     (205)
Noninterest income                                  8,072       6,506     5,567
Noninterest expense                               (14,637)    (15,075)  (13,476)

Income before income taxes                          2,641         568     1,485

Income tax expense                                   (703)       (135)     (456)
Tax-equivalent adjustment                            (172)       (116)      (84)
Income tax expense, tax-equivalent basis             (875)       (251)     (540)

Net income                                        $ 1,766     $   317   $   945



Net interest income, on a fully taxable equivalent basis, accounted for 53.8% of net interest income and noninterest income before any provision for loan losses in 1998, 59.2% in 1997 and 63.3% in 1996. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company has an Asset/Liability Management Committee
("ALCO"), which is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposure.
Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.


Net interest income on a tax-equivalent basis decreased $57,000 or 0.60% for the year ended 1998 as compared to the same period in 1997. During 1998, the net interest margin was 5.56% on average earning assets of approximately
$168,651,000 compared to 5.70% on average earning assets of approximately
$165,622,000 in 1997.

In 1997, net interest income on a tax-equivalent basis decreased $161,000 or 1.7% as compared to 1996. The Company's net interest margin increased to 5.70% in 1997 from 5.68% in 1996 as a result of lower yields on interest-bearing liabilities.


Provision for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible loan losses at an adequate level. In 1998, the Company was able to reduce its provision for loan losses by $126,000 from the year-end 1997 largely due to the improved quality of its loan portfolio and a decrease in the loan portfolio, net of unearned income. At ended December 31, 1998, the loan portfolio had decreased to $118,062,000 from $121,414,000 at December 31, 1997. The provision is determined based on growth of the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. At December 31, 1998 and 1997, the Company's allowance for loan losses was approximately $1,703,000 or 1.44% of loans, net of unearned income compared to $1,752,000 or 1.44% of loans, net of unearned income. Management believes that the reserve for possible loan losses was adequate to provide for potential loan losses at December 31, 1998 and 1997.

Reviews of nonperforming loans, designed to identify potential charges to the reserve for possible loan losses, as well as to determine the adequacy of the reserve, are made on a continuous basis during the year. These reviews are conducted by the responsible lending officers, a separate independent review process, and the internal audit division. They consider such factors as trends in portfolio volume, quality, maturity and composition; industry concentrations; lending policies; new products; adequacy of collateral;
historical loss experience; the status and amount of non performing and past-due loans; specific known risks; and current, as well as anticipated, specific and general economic factors that may affect certain borrowers. The conclusions are reviewed and approved by senior management. When a loan, or a portion thereof, is considered by management to be uncollectible, it is charged against the reserve. Any recoveries on loans previously charged off are added to the reserve.

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgement and use of estimates. A general reserve of .5% is applied to the portion of the loan portfolio that is not criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special
Mention", 15% for loans graded "Substandard", 50% for loans graded "Doubtful", and 100% for loans graded "Loss". For the year ended December 31, 1998, the allocation of the allowance for loan losses was expanded to include a component for potential loan losses relating to Year 2000.



Noninterest Income

The Company offers a wide variety of fee generating services and considers the expansion of these services a major source of profitability in view of continuing market pressure on net interest income. Noninterest income increased approximately $1,566,000 or 24.07% in 1998 from 1997. This increase is primarily the result of an increase in Mortgage Services' origination fee revenue of $961,000. This increase was a direct result of an increase in mortgage loan originations and gain on sale of loans of $411,000, compared to 1997. Also during 1998, the Company liquidated a portion of its equity investment portfolio in anticipation of changes in market conditions in the capital markets. The Company realized approximately $360,000 from this transaction. Service charges on deposit accounts decreased approximately
$229,000 primarily due to lower account transaction volume for both retail and commercial customers. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees.

Noninterest income increased approximately $939,000 or 16.87% in 1997 from 1996 as a result of increases of $793,000 and $349,000 in origination fees and gain on sale of loans, respectively, in 1997 compared to a total of $370,000 in origination fees 1996.


Noninterest Expense

During 1998, noninterest expense decreased $438,000 to $14.6 million. The decrease is due to a combination of a decrease in salaries and employee benefits of $835,000, a decrease in net occupancy and equipment of $79,000 and an increase in other operating expenses of $475,000. The decreases in salaries and occupancy and equipment expenses are attributed to the efficiencies gained through the merger with First Southern. Similarly, the increase in other expenses is primarily due to the merging of the two banks information systems, promotion of the merger to our customers and other related merger issues.

In 1997, noninterest expense increased $1.6 million or 11.9% as compared to 1996. The increase was primarily due to salary and employee benefits and operating expenses. Salaries and employee benefits increased $1,060,000 or 15.4% as a result of increases in the number of senior level officers, staffing for system conversion and normal salary adjustments. Other operating expenses increased $329,000 or 7.8% as compared to 1996. The increase was due to teller and other losses, director fees, data processing related to the out-sourcing of the proof department and other miscellaneous expenses.


Income Taxes

The effective tax rate for the Company during 1998 was 28.5%, but this rate does not fully demonstrate the contribution the Company makes as a corporate taxpayer. The Company's effective tax rate is lower as a result of the elimination of interest on obligations of qualifying state and municipal authorities. As this interest is not subject to federal income tax, qualifying authorities are able to issue these obligations at substantially lower interest rates compared to rates on taxable obligations. This results in an indirect subsidy from the federal government to the qualifying state and municipal authorities. Due to their tax-exempt characteristic, the Company and other holders of such obligations give up additional interest income which could have been earned in similar taxable investments since the stated interest rates on tax-exempt investments are lower than those of taxable investments.

At December 31, 1998, the Company's net deferred tax asset was approximately
$230,000. A full valuation allowance was recorded for the state net operating loss and credit carryover since it is more likely than not the related deferred tax assets will not be realized.

In 1998, the Company recognized income tax expense of $703,000, or 28.5% of its income before income taxes as compared to an income tax expense of $135,000 and $456,000 in 1997 and 1996, respectively, or 29.8% or 32.5%, respectively, of its earnings.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative
Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. SFAS No. 133 will be effective no later than the first quarter of 2000. The Company is evaluating the effects of the new statement and when to implement the new requirements.

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

At December 31, 1998, approximately 3.2% of the investment securities portfolio had maturity dates within the next year and approximately 48.6% had maturity dates after one but within the next five years. Mortgage-backed securities have been categorized according to the maturity dates of the underlying loans; however, principal repayments will occur at varying dates throughout the terms of the mortgages. During 1998, interest-bearing deposits maintained at the Federal Home Loan Bank averaged approximately
$10 million and federal funds sold averaged $2 million, thereby providing sufficient funds to meet immediate liquidity needs.

The Company is a member of the Federal Reserve System and the Federal Home
Loan Bank of Atlanta and maintains relationships with several correspondent banks and thus could obtain funds on short notice, if needed. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet expected customer withdrawals and loan demand while net interest margins are maximized.


Capital Resources

The Company has maintained an adequate level of capital as measured by its average shareholders' equity to average assets ratio of approximately 8.90% and 8.39% in 1998 and 1997, respectively. At December 31, 1998, the Company and the Bank's regulatory capital was well above the required minimum amounts.
See note 14, "Shareholders' Equity" to the Consolidated Financial Statements included in another section of this Annual Report.

The Company is restricted as to dividend payments to its shareholders by certain covenants in its long-term debt agreement and the Bank is restricted as to dividend payments to the Company by certain regulatory requirements.
See note 14 "Shareholders' Equity" to the Consolidated Financial Statements included in another section of this Annual Report.


Inflation

The Company's assets and liabilities are monetary in nature. Therefore, interest rates have a greater impact on the Company's performance than the effects of general levels of inflation. First, the Company has adopted an asset/liability management program to monitor the Company's interest rate sensitivity and to ensure the Company is competitive in the deposit market.
Secondly, the Company performs periodic reviews to ensure its banking services and products are priced appropriately.


Year 2000 Processing Risk

The Board and management consider the Year 2000 ("Y2K") computer processing risk to be a very serious risk for the banking and financial services industry in particular and for all businesses which depend on computer hardware and software to perform the critical functions of their businesses. Y2K computer processing risk is defined as the risk associated with computer hardware or software that fails to process data or to operate in the manner for it was designed as a result of century date changes. This risk encompasses hardware and software owned, leased, licensed or otherwise used by the Company or by vendors upon which the Company depends for mission-critical functions or by customers with which the Company have a material relationship. In 1997, the Board established a Y2K Policy and Y2K Compliance Committee. The Committee is headed by senior management, meets monthly and regularly reports to the Audit and Compliance Committee of the Board and to the full Board.

The Company and Bank do not use proprietary computer hardware or software.
Therefore, they depend upon outsourced data processing services and third party software. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the FDIC to assure that all mission critical applications will be renovated with testing in progress or contingency plans in the process of implementation. At this time, the servicing vendors appear to have completed their assessments and have described to the Bank their time lines for renovation and testing. Management has no reason to believe at this time that all mission critical applications for the Bank and Company will not be adequately addressed by our vendors' plans.

The Bank's core processing, which maintains all customer record keeping and financial management information systems, is handled by Alltel Information
Services (Alltel), an international company which provides application software and outsourcing services to financial services, mortgage, telecommunication and health care industries, serving more that 1,100 companies in 45 countries. Alltel started testing its program renovations in the fall of 1998 and the majority of the testing has been completed.

Management is currently reviewing all of the Bank's significant commercial loan relationships to determine how much Y2K risk may exist in the Bank's customer base. To the extent that such risk is identified, management will request such customers to develop their own compliance strategy and will require those customers to keep us informed of their progress. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's loan agreements and credit review processes are being modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include but will not be limited to requiring such customers to pay off their loans.

The costs of implementing Y2K solutions on mission critical systems have not been fully determined as of the date of this report. The Bank's local area computer network was already budgeted for upgrade in 1998 to ensure that workstations and file-servers will be Y2K ready. These upgrades and Y2K consultant services costed approximately $360,000. Management expects that some of our mission critical processing vendors will charge the Bank for conducting tests on renovated systems. The Company expects to spent an additional $100,000 related to Y2K system testing, renovations and equipment purchases.

As part of its normal business practices, the Company maintains contingency plans in the event of emergency situations, some of which could arise from Y2K related problems. The Company has formulated a detailed Y2K contingency plan which assesses several possible scenarios to which the Company may be required to react. However, the Company believes that it is not possible to know with complete certainty all Y2K problems that could affect the Company.

The most reasonable likely worse case Y2K scenario would be one in which electrical service or phone service is disrupted for an extended period of time. As noted above, the Company's computer hardware and software, its commercial customer risk and its third party vendors/supplier risk is progressing as planned. However, the Company cannot accurately predict how many failures related to the Y2K problem will occur with its suppliers, customers or other third parties or the severity, duration or financial consequences of such failures. As a result, it is possible the Company could suffer the following consequences:

 - A number of operational inconveniences and inefficiencies for the Company, its service providers or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities.

 - System malfunctions that may require significant efforts by the Company, its service providers or its customers to prevent or alleviate material business disruptions.

Even if the Company does not incur significant costs in connection with responding to Y2K issues, there can be no assurance that the failure or delay of the Company's customers, vendors or other third parties in addressing these issues or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

The foregoing are forward-looking statements reflecting management's current assessments and estimates with respect to the Company's Y2K compliance efforts and the impact of Y2K issues on the Company's business and operations.
Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, representations by the Company's vendors and customers, technological advances, economic considerations and consumer perceptions. The Y2K compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

The Company has also been subject to regulatory review of its overall Year
2000 plan and will continue to be monitored by its regulators for its progress.


ITEM 7.	FINANCIAL STATEMENTS

The Company's audited financial statements are included in Exhibit 13.1 to this Form 10-KSB:

	Reports of Independent Certified Public Accountants

	Financial Statements

	Consolidated Balance Sheets as of December 31, 1998 and 1997

 Consolidated Statements of Income for the years ended December 31, 1998,
 1997 and 1996

 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

 Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996

Notes to Consolidated Financial Statements


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

	(a)	Previous independent accountants

(i) On July 17, 1998, Citizens Bancshares dismissed Porter
Keadle Moore LLP as its independent accountants.

(ii) The reports of Porter Keadle Moore LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The registrant's Audit Committee participated in and approved the decision to change independent accountants.

(iv) In connection with the audits for the two most recent fiscal years through July 17, 1998, there have been no disagreements with Porter Keadle Moore LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Porter
Keadle Moore LLP would have caused them to make reference thereto in their report on the financial statements for such years.

(v) During the two most recent fiscal years and through July 17, 1998, there have been no reportable events (as defined in Regulation S-B Item Section 304(a)(1)(iv).

(vi) The registrant has requested that Porter Keadle Moore LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter dated July 23, 1998 is filed as Exhibit 10.5 to this Form 10-KSB.

	(b)	New independent accountants

(i) The registrant engaged Deloitte & Touche LLP as its new independent accountants as of August 26, 1998. During the two most recent fiscal years, the registrant has not consulted with Deloitte & Touche LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 304(a)(2)).


PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

	The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 1999 under the headings, "Election of Directors - Director Nominees" at pages 2 and 3,
"Principal Officers" at page 4, "Beneficial Ownership of Common Stock" at pages 6 through 8, and "Compliance With Section 16(a) of the Securities
Exchange Act of 1934" at page 8, and are incorporated herein by reference.


ITEM 10.	EXECUTIVE COMPENSATION

	The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 1999 under the heading, "Executive Compensation" at pages 5 and 6, and are incorporated herein by reference.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT

	The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 1999 under the heading, "Beneficial Ownership of Common Stock" at pages 6 through 8, and are incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 1999 under the headings "Certain Transactions" at page 6, and are incorporated herein by reference.



ITEM 13.	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

	(a)	Exhibits

Exhibit
Number


Exhibit

3.1      The Articles of Incorporation.(1)

3.2      Bylaws.(2)

4.1      Instruments Defining the Rights of Security Holders.(3)

10.1     Employment Agreement dated January 30, 1998 between
         James E. Young and the Company.

10.2     Lease and Option Agreement by and between Citizens
         Trust Bank and Resolution Trust Corporation dated
         April 22, 1994. (4)

13.1     The Company's 1998 audited financial statements including
         Reports of Independent Certified Public Accountants and
         Notes to the Consolidated Financial Statements.

16 Porter Keadle Moore LLP letter to SEC regarding statements listed in Item 8 of this Form 10-KSB.(5)

21       List of subsidiaries of the Company.

24.1 Power of attorney. See the signature pages to this Report.

27.1     Financial Data Schedule (for SEC use only).

__________________
(1)  Incorporated herein by reference to exhibit of same number in the
Company's 1987 Form 10 K.

(2)  Incorporated by reference to exhibit of same number in the Company's
Registration Statement on Form 10, File No. 0-14535.

(3) See the Articles of Incorporation of the Company at Exhibit 3.1 hereto and the Bylaws of the Company at Exhibit 3.2 hereto.

(4)  Incorporated by reference to Exhibit 10.10 to the Company's Registration
Statement on Form 10, File No. 0-14535.

(5) Incorporated by reference to the Company's current report on Form 8-K dated July 24, 1998, File No. 0-14535.

        (b)     No reports on Form 8-K were filed in the fourth quarter of 1998.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


						CITIZENS BANCSHARES CORPORATION



						By:  /s/ James E. Young
							James E. Young
							President


						Date:	April 12, 1999



POWER OF ATTORNEY

	KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints James E. Young and Willard C. Lewis and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange
Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature
Title
Date



/s/ Herman J. Russell
Herman J. Russell
Chairman of the Board
April 12,1999



/s/ Gregory T. Baranco
Gregory T. Baranco
Director
April 12,1999



/s/ Bernard H. Bronner
Bernard H. Bronner
Director
April 12,1999



/s/ Thomas E. Boland
Thomas E. Boland
Director
April 12,1999



/s/ Johnnie L. Clark
Johnnie L. Clark
Director
April 12,1999



/s/ James E. Young
James E. Young
Director and President*
April 12,1999



/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and
Chief Financial Officer**
April 12,1999

*   Principal executive officer
**  Principal Accounting and
     Financial Officer

EXHIBIT INDEX


Exhibit
Number

Exhibit

Page Number in
Sequentially
Numbered Copy

3.1    The Articles of Incorporation.(1)


3.2    Bylaws.(2)


4.1    Instruments Defining the Rights of Security
       Holders.(3)


10.1 Employment Agreement dated January 30, 1998 between James E. Young and the Company.


10.4 Lease and Option Agreement by and between Citizens Trust Bank and Resolution Trust
       Corporation dated April 22, 1994. (4)


13.1 The Company's 1998 Annual Report including Reports of Independent Certified Public Accountants and
       Notes to the Consolidated Financial Statements.

16     Porter Keadle Moore LLP letter to SEC
       regarding statements listed in Item 8 of this Form 10-KSB.(5)


21     List of subsidiaries of the Company.


24.1 Power of attorney. See the signature pages to this Report.


27.1   Financial Data Schedule (for SEC use only).


(1) Incorporated herein by reference to exhibit of same number in the Company's 1987 Form 10 K.

(2)  Incorporated by reference to exhibit of same number in the Company's
Registration Statement on Form 10, File No. 0-14535.

(3) See the Articles of Incorporation of the Company at Exhibit 3.1 hereto and the Bylaws of the Company at Exhibit 3.2 hereto.

(4)  Incorporated by reference to Exhibit 10.10 to the Company's Registration
Statement on Form 10, File No. 0-14535.

(5) Incorporated by reference to the Company's current report on Form 8-K dated July 24, 1998, File No. 0-14535.

EXHIBIT 10.1

EMPLOYMENT AGREEMENT


THIS AGREEMENT is made as of the 30th day of January, 1998, among Citizens Bancshares Corporation ("CBC") and its wholly-owned subsidiary, Citizens Trust Bank (CBC and Citizens Trust Bank collectively being referred to as the "Employer"), and James E. Young, a resident of the State of Georgia
(the "Executive").

STATEMENT OF FACTS

CBC and First Southern Bancshares, Inc. ("FSB") are parties to an
Agreement and Plan of Merger dated as of October 1, 1997, which provides for the merger of FSB with and into CBC (the "Company Merger"). Article II of such Merger Agreement provides that the Executive will serve as President and Chief Executive Officer of CBC following the Company Merger.

Citizens Trust Bank and First Southern Bank are also parties to an Agreement and Plan of Merger dated as of December 1, 1997, which provides for the merger of First Southern Bank with and into Citizens Trust Bank (the "Bank
Merger"). Section 3(c) of such Merger Agreement provides that the Executive will serve as President and Chief Executive Officer of Citizens Trust Bank following the Bank Merger.

	Both Merger Agreements also provide that the Executive shall have the authority to select his management team upon consummation of the respective mergers.

In consideration of the above premises and the mutual agreements hereinafter set forth, the parties hereby agree as follows:

STATEMENT OF TERMS

1.	Definitions.  Whenever used in this Agreement, the following terms and their variant forms shall have the meanings set forth below:

1.1 "Agreement" shall mean this Agreement and any exhibits incorporated herein together with any amendments hereto made in the manner described in this Agreement.

1.2	"Affiliate" shall mean any business entity which controls, is controlled by, or is under common control with the Employer.

1.3	"Area" shall mean the geographic area within the boundaries of
Fulton County, Georgia and Dekalb County, Georgia.

1.4	"Bank Information" shall mean Confidential Information and Trade
Secrets of the Employer.

1.5	"Business of the Employer" shall mean the business conducted by
CBC and Citizens Trust Bank and their respective subsidiaries, which is commercial and mortgage banking.

1.6	"Cause" shall mean, with respect to termination by the Employer:

1.6.1 A material breach of the terms of this Agreement by the Executive, including, without limitation, failure by the Executive to perform his duties and responsibilities in the manner and to the extent required under this Agreement or a breach of any representation or warranty of the Executive set forth herein which breach or failure remains uncured after the expiration of thirty
(30) days following the delivery of written notice of such breach or failure to the Executive by the Employer;

1.6.2	Conduct by the Executive that amounts to fraud, dishonesty
or willful misconduct in the performance of his duties and
responsibilities hereunder;

1.6.3 The Executive's conviction of a felony, or any other crime involving depravity;

1.6.4	Conduct by the Executive that amounts to either (a) gross
and willful insubordination or inattention to his duties and responsibilities hereunder, or (b) gross negligence or willful misconduct of the Executive that is materially damaging to the business of the Employer;

1.6.5 Conduct by the Executive that results in removal from his position as an officer or employee of CBC or Citizens Trust Bank pursuant to a written order by any federal or state regulatory agency with authority or jurisdiction over such entities; or

1.6.6 Receipt by either CBC or Citizens Trust Bank of written notice from its federal or state regulatory agency that such agency has criticized the Executive's performance or his area of responsibility, and has either (a) rated CBC or Citizens Trust
Bank a "4" or a "5" under the applicable Uniform Financial Rating
System, or (b) has determined that CBC or Citizens Trust Bank is in a "troubled condition," as that term is defined under Section
914 of the Financial Institutions Reform, Recovery and Enforcement
Act of 1989, 12 U.S.C.  1811 et seq.

1.7	"Change in Control" shall mean any one of the following events:

1.7.1 The acquisition by any person or persons acting in concert of the then outstanding voting securities of CBC if, after the transaction, the acquiring person (or persons) owns, controls, or holds with power to vote twenty five percent (25%) or more of any class of voting securities of CBC, or such other transaction as may be described under 12 C.F.R. 225.41(c)(1) or any successor thereto; or

1.7.2 Within any twelve-month period, the persons who were the directors of CBC immediately before the beginning of such twelve-month period (the "Incumbent Directors") shall cease to constitute at least a majority of the Board of Directors of CBC; provided that any director who was not a director as of the consummation of the Company Merger shall be deemed to be an Incumbent Director if that director was elected to the Board of Directors by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors; and provided further that no director whose initial assumption of office is in connection with an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934) relating to the election of directors shall be deemed to be an Incumbent
Director; or

1.7.3 The approval by the stockholders of CBC of a reorganization, merger or consolidation, with respect to which persons who were the stockholders of CBC immediately prior to such reorganization, merger, or consolidation do not, immediately thereafter, own more than fifty percent (50%) of the combined voting power entitled to vote in the election of directors of the reorganized, merged, or consolidated company's then-outstanding voting securities; or

1.7.4 The sale, transfer, or assignment of all or substantially all of the assets of CBC and its subsidiaries to any third party.

1.8	"Confidential Information" shall mean data and information
relating to the Business of the Employer (which does not rise to the status of a Trade Secret) which is or has been disclosed to the Executive or of which the Executive became aware as a consequence of or through the Executive's relationship to the Employer and its Affiliates and which has value to the
Employer or its Affiliates and is not generally known to its competitors.
Confidential Information shall not include any data or information that has been voluntarily disclosed to the public by the Employer (except where such public disclosure has been made by Executive without authorization) or that has been independently developed and disclosed by others, or that otherwise enters the public domain through lawful means.

1.9	"Disability" shall mean a mental or physical incapacity that renders the Executive unable to perform his duties under this Agreement, with or without accommodation.

1.10 "Good Reason" shall mean, with respect to termination by the Executive, a material diminution in the powers, responsibilities or duties of the Executive hereunder, or a material breach of the terms of this Agreement by the Employer which remains uncured after the expiration of thirty (30) days following the delivery of written notice of such breach to the Employer by the Executive.

1.11	"Trade Secrets" means information including, but not limited to, technical or nontechnical data, formulas, patterns, compilations, programs, devices, methods, techniques, drawings, processes, financial data, financial plans, product plans or lists of actual or potential customers or suppliers which (a) derives economic value, actual or potential, from not being generally known to, and not being readily ascertainable by proper means by, other persons who can obtain economic value from its disclosure or use; and
(b) is the subject of efforts that are reasonable under the circumstances to maintain its secrecy.

2.	Duties.

2.1	Position.  The Executive is employed as the President and Chief
Executive Officer of CBC and Citizens Trust Bank and shall have the authority to select his management team and, subject to the direction of the Board of
Directors of the Employer shall perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Board of
Directors in connection with the conduct of the Business of the Employer.  In addition to the duties and responsibilities specifically assigned to the
Executive by the Board of Directors, the Executive shall:

2.1.1 Devote substantially all of his time, energy and skill during regular business hours to the performance of the duties of his employment (reasonable vacations and reasonable absences due to illness excepted) and faithfully and industriously perform such duties;

2.1.2 Diligently follow and implement all management policies and decisions communicated to him by the Board of Directors;

2.1.3 Timely prepare and forward to the Board of Directors all reports and accountings as may be requested of the Executive;

2.1.4 Foster a corporate culture that promotes ethical practices, encourages individual integrity, fulfills social responsibility, and is conducive to attracting, retaining, and motivating a diverse group of top-quality employees at all levels;

2.1.5 Work with the Board of Directors to develop a long-term strategy for the Employer that creates shareholder value;

2.1.6 Use best efforts to achieve the Employer's financial and operating goals and objectives;

2.1.7 Improve the quality and value of the products and services provided by the Employer;

2.1.8 Strive to ensure that the Employer maintains a satisfactory competitive position within its industry;

2.1.9 Develop an effective management team and an active plan for its development and succession, and make recommendations to the Board of Directors regarding personnel and employment compensation; and

2.1.10  Implement major corporate policies.

2.2	Other Activities. The Executive shall devote his entire business time, attention and energies to the Business of the Employer and shall not during the term of this Agreement be engaged (whether or not during normal business hours) in any other business or professional activity, whether or not such activity is pursued for gain, profit or other pecuniary advantage; but this shall not be construed as preventing the Executive from (a) investing his personal assets in businesses which (subject to clause (b) below) are not in competition with the Business of the Employer and which will not require any services on the part of the Executive in their operation or affairs and in which his participation is solely that of an investor, (b) purchasing securities in any corporation whose securities are regularly traded provided that such purchase shall not result in his collectively owning beneficially at any time five percent (5%) or more of the equity securities of any business in competition with the Business of the Employer and (c) participating in civic and professional affairs and organizations and conferences, preparing or publishing papers or books or teaching so long as the Board of Directors approves of such activities prior to the Executive's engaging in them.  Prior to commencing any activity described in clause (c) above, the Executive shall inform the Board of Directors in writing of any such activity.

3.	Term.

This Agreement shall remain in effect until terminated as provided in
Section 4.

4.	Termination.

4.1	By the Employer. The employment of the Executive under this
Agreement may be terminated by the Employer:

4.1.1.	For Cause, upon written notice to the Executive, in
which event the Employer shall have no further obligation to the
Executive except for the payment of any Base Salary due and owing under Section 5.1 on the effective date of termination; or

4.1.2	Without Cause at any time, provided that the Employer shall
give the Executive sixty (60) days' prior written notice of its intent to terminate, in which event the Employer shall be required to meet its obligations to the Executive under Section 5 for a period of twelve (12) months after termination, and such
obligations shall be contingent upon the Executive signing a
Release Agreement.

4.2	By the Executive. The employment of the Executive under this
Agreement may be terminated by the Executive:

4.2.1	With Good Reason, if the Executive provides written notice
to the Employer of the Executive's intention to terminate this
Agreement because of a Good Reason, in which event the Employer shall be required to meet its obligations to the Executive under
Section 5 for a period of twelve (12) months after termination, and such obligations shall be contingent upon the Executive
signing a Release Agreement; or

4.2.2	Without Good Reason at any time, provided that the Executive shall give the Employer sixty (60) days' prior written notice of his intent to terminate, in which event the Employer shall have no obligation to the Executive except payment of any Base Salary due and owing under Section 5.1 on the effective date of termination

4.3	By Mutual Agreement. The employment of the Executive under this
Agreement may be terminated at any time upon the mutual, written agreement of the parties, in which event the Employer shall have no further obligation to the Executive except for the payment of any amounts due and owing under
Section 5 on the effective date of termination, unless otherwise set forth in the written agreement.

4.4     On Change in Control. If a Change in Control occurs and this
Agreement is terminated for any reason within six (6) months thereafter, upon such termination, the Executive shall receive a lump sum cash payment equal to two (2) times the Executive's Base Salary.

4.5 On Death. Notwithstanding anything in this Agreement to the contrary, this Agreement shall end automatically upon the Executive's death.
Should this Agreement terminate as a result of the Executive's death, the Employer shall continue to meet its obligations to the Executive under Section
5 through the date of such termination, but with respect to Incentive
Compensation, the Employer shall pay the Executive only for Delinquency Rating and Uniform Financial Institution Rating Incentives which have been earned as of the date the employment relationship terminates. The Executive's eligible dependants will be entitled to continue health insurance coverage in accordance with any applicable plan documents and/or by operation of law. The
Employer agrees to reimburse the Executive's dependants for any applicable premiums for continued health insurance coverage coverage for a period of one
(1) year following the Executive's death.

4.6     On Disability.   This Agreement may be terminated due to the
Disability of the Executive, in which event the Employer shall be required to continue to meet its obligations to the Executive under Section 5 through the date of such termination but with respect to Incentive Compensation, the
Employer shall pay the Executive only for Delinquency Rating and Uniform
Financial Institution Rating Incentives which have been earned as of the date the employment relationship terminates.  In the case of termination under this
Section 4.6, the Executive may be eligible for long-term disability benefits provided in accordance with any group disability insurance policy maintained by the Employer in which the Executive is a participant and which is in effect at the time of termination of this Agreement.

4.7	Effect of Termination.  Termination of the employment of the
Executive shall be without prejudice to any right or claim which may have previously accrued to either the Employer or the Executive hereunder and shall not terminate, alter, supersede or otherwise affect the terms and covenants and the rights and duties prescribed in this Agreement.

5.	Compensation.  The Executive shall receive the following salary and benefits:

5.1	Base Salary. The Executive shall be compensated at a base salary of one hundred fifty thousand dollars ($150,000) per annum (the "Base
Salary").  The Executive's Base Salary shall be reviewed by the Board of
Directors annually beginning on the first anniversary of the Company Merger, and the Executive may be eligible to receive annually an increase in such amount, if any, as may be determined by the Board of Directors in its sole discretion.  The Executive's Base Salary shall be payable in accordance with the Employer's normal payroll practices.

5.2     Incentive Compensation.  The terms and conditions of Executive's
Incentive Compensation plan is set forth as Exhibit A, which is attached hereto and incorporated by this reference into this Agreement.

5.3     Stock Options.

5.3.1 CBC hereby grants to the Executive an option to purchase, at a per share purchase price of $9.88, a total of 17,500 shares of the common stock of CBC. The options granted by this Section
5.3.1 will become vested and exercisable in twenty percent (20%) increments, commencing on the first anniversary of the effective date of the Company Merger and continuing for the next four successive anniversaries until the option is fully vested and exercisable. The option shall expire upon the earlier of the termination of the Executive's employment or upon the applicable
"option expiration date." The "option expiration date" shall refer to a particular option increment and shall mean the tenth anniversary of the date that the option increment became vested and exercisable.

5.3.2   In the event of (a) termination by the Executive for Good
Reason pursuant to Section 4.2.1, (b) termination by the Employer without Cause pursuant to Section 4.1.2, or (c) a Change in Control pursuant to Section 4.4, all options granted to the Executive shall become one hundred percent (100%) vested and will be exercisable for a period of ninety (90) days after the date of the termination of employment. Any options not exercised within ninety (90) days after the date of termination of employment shall expire.

5.4 Automobile. The Employer shall provide an automobile suitable for business, as determined by the Employer, for the Executive's use and will pay the expenses associated with operating and maintaining this automobile.

5.5 Memberships. The Employer shall pay for the Executive's membership in appropriate professional organizations as approved by the Board of Directors as well as for the Executive's membership (i.e. monthly dues and business expenses) in the Commerce Club (or comparable dining club).

5.6 Tax Consultant. The Employer shall pay for the services of a tax consultant of the Executive's choice, subject to the reasonable approval of CBC's Board of Directors, to provide personal tax consulting service to the Executive, to include preparation and analysis of personal financial statements for tax purposes and income tax filing preparation. The
Executive's income tax returns will be reviewed annually by the Chairman of the Audit Committee.

5.7 Annual Physical. The Employer shall pay for the Executive to undergo a routine annual medical examination by a physician of the Executive's choice, subject to the reasonable approval of CBC's Board of Directors.

5.8	Vacation.  The Executive shall be entitled to four (4) weeks of vacation during each year of this Agreement, during which his compensation shall be paid in full.  At least two consecutive weeks each year should be taken by the Executive for vacation, with other vacation to be taken at a time or times mutually agreeable to the Employer and the Executive.  The
Executive's vacation will not carry over from one year to the next, so that any unused vacation at the end of the year will be forfeited.  Upon the termination of this Agreement for any reason, the Employer will pay the
Executive for any vacation benefits earned, but unused, as of the termination date of this Agreement.

5.9	Business Expense Reimbursement  The Employer specifically agrees to reimburse the Executive for reasonable business expenses incurred by him in performance of his duties hereunder, as approved from time to time by the
Board of Directors, provided that the Executive shall, as a condition of reimbursement, submit verification of the nature and amount of such expenses in accordance with reimbursement policies from time to time adopted by the
Employer and in sufficient detail to comply with rules and regulations promulgated by the Internal Revenue Service.

5.10. Other Benefits. In addition to the Base Salary, the Executive shall be eligible for such benefits as may be available from time to time for employees of the Employer similarly situated to the Executive. All such benefits shall be awarded and administered in accordance with the Employer's standard policies and practices. Such benefits may include, by way of example only, profit-sharing plans, retirement or investment funds, dental, health, life and disability insurance benefits and such other benefits as the Employer deems appropriate

5.11	Withholding.  The Employer may deduct from each payment of
compensation hereunder all amounts required to be deducted and withheld in accordance with applicable federal and state income, FICA and other withholding requirements.

6.	Bank Information.

6.1	Ownership of Information. All Bank Information received or
developed by the Executive while employed by the Employer will remain the sole and exclusive property of the Employer.

6.2     Obligations of the Executive.  The Executive agrees (a) to hold
Bank Information in strictest confidence, and (b) not to use, duplicate, reproduce, distribute, disclose or otherwise disseminate Bank Information or any physical embodiments thereof and may in no event take any action causing, or fail to take any action necessary in order to prevent any, Bank Information from losing its character or ceasing to qualify as Confidential Information or a Trade Secret. In the event that the Executive is required by law to disclose any Bank Information, he will not make such disclosure unless (and then only to the extent that) he has been advised by independent legal counsel that such disclosure is required by law, and then only after prior written notice is given to the Employer when the Executive becomes aware that such disclosure has been requested and is required by law. This Section 6 shall survive for a period of two (2) years following termination of this Agreement with respect to Confidential Information, and shall survive termination of this Agreement for so long as is permitted by the then-current Georgia Trade
Secrets Act of 1990, O.C.G.A. 10-1-760 through 10-1-767, with respect to
Trade Secrets.

6.3	Delivery Upon Request or Termination. Upon request by the
Employer, and in any event upon termination of his employment with the
Employer, the Executive will promptly deliver to the Chairman of the Board of
CBC all property belonging to the Employer, including without limitation all
Bank Information then in his possession or control.

7.	Non-Solicitation of Customers.  The Executive agrees that during his employment by the Employer hereunder and, in the event he voluntarily terminates his employment hereunder (i.e., he terminates without Good Reason), for a period of six (6) months thereafter, he will not (except on behalf of or with the prior written consent of the Employer), within the Area, on his own behalf or in the service or on behalf of others, solicit, divert or appropriate or attempt to solicit, divert or appropriate, directly or by assisting others, any business from any customers of the Employer or its
Affiliates, including actively sought prospective customers with whom the
Executive has or had material contact at any time during the last twelve (12)
months of his employment, for purposes of providing products or services that are competitive with those provided by the Employer or its Affiliates.

8.	Non-Solicitation of Employees.  The Executive agrees that during his employment by the Employer hereunder and, in the event he voluntarily terminates his employment hereunder (i.e., he terminates without Good Reason), for a period of six (6) months thereafter, he will not, within the Area, on his own behalf or in the service or on behalf of others, solicit, recruit or hire away or attempt to solicit, recruit or hire away, directly or by assisting others, any employee of the Employer or its Affiliates, whether or not such employee is a full-time employee or a temporary employee of the
Employer or its Affiliates and whether or not such employment is pursuant to written agreement and whether or not such employment is for a determined period or is at will.

9.	Non-Competition. The Executive agrees that during his employment by the
Employer hereunder and, in the event he voluntarily terminates his employment hereunder (i.e., he terminates without Good Reason), for a period of twelve
(12) months thereafter, he will not, within the Area, on his own behalf or in the service or on behalf of others, compete with the Employer.  The term
"compete" means to engage in, to have any equity or profit interest in, to make any loan to or for the benefit of, or to render any services of any kind to, directly or indirectly, on the Executive's own behalf or in the service of or on behalf of any other individual or entity, either as a proprietor, employee, agent, independent contractor, consultant, director, officer, partner, or stockholder (other than a stockholder of a corporation listed on a national securities exchange or whose stock is regularly traded in the over-
the-counter market, provided that the Executive at no time owns, directly or indirectly, in excess of five percent (5%) of the outstanding stock of any class of any such corporation) any business which provides products or services substantially similar to the Business of the Employer.

10.	Remedies.  The Executive agrees that the covenants contained in Sections
6 through 9 of this Agreement are of the essence of this Agreement; that each of the covenants is reasonable and necessary to protect the business, interests and properties of the Employer; and that irreparable loss and damage will be suffered by the Employer should the Executive breach any of the covenants.  Therefore, the Executive agrees and consents that, in addition to all the remedies provided by law or in equity, the Employer shall be entitled to a temporary restraining order and temporary and permanent injunctions to prevent a breach or contemplated breach of any of the covenants contained in
Section 6 through 9 of this Agreement.  The Employer and the Executive agree that all remedies available to the Employer or the Executive, as applicable, shall be cumulative.

11.	Severability. The parties agree that each of the provisions included in this Agreement is separate, distinct and severable from the other provisions of this Agreement and that the invalidity or unenforceability of any Agreement provision shall not affect the validity or enforceability of any other provision of this Agreement.  Further, if any provision of this Agreement is ruled invalid or unenforceable by a court of competent jurisdiction because of a conflict between the provision and any applicable law or public policy, the provision shall be redrawn to make the provision consistent with and valid and enforceable under the law or public policy.

12.	No Set-Off by the Executive. The existence of any claim, demand, action or cause of action by the Executive against the Employer, or any Affiliate of the Employer, whether predicated upon this Agreement or otherwise, shall not constitute a defense to the enforcement by the Employer of any of its rights hereunder.

13.	Notice.  All notices and other communications required or permitted under this Agreement shall be in writing and, if mailed by prepaid first-class mail or certified mail, return receipt requested, shall be deemed to have been received on the earlier of the date shown on the receipt or three (3) business days after the postmarked date thereof.  In addition, notices hereunder may be delivered by hand, facsimile transmission or overnight courier, in which event the notice shall be deemed effective when delivered or transmitted.  All notices and other communications under this Agreement shall be given to the parties hereto at the following addresses:

(i)	If to the Employer, to it at:

	c/o Chairman of the Board of Directors
	Citizens Bancshares Corporation
        175 John Wesley Dobbs Avenue, N.E.
        Atlanta, Georgia 30303

(ii)    If to the Executive, to him at:

	James E. Young
        647 Masters Drive
        Stone Mountain, Georgia  30087

14.	Assignment. No party hereto may assign or delegate this Agreement or any of its rights and obligations hereunder without the written consent of the other parties hereto.

15.	Waiver.  A waiver by the Employer of any breach of this Agreement by the
Executive shall not be effective unless in writing, and no waiver shall operate or be construed as a waiver of the same or another breach on a subsequent occasion.

16.	Attorneys' Fees.  In the event of litigation between the parties concerning this Agreement, the party prevailing in such litigation shall be entitled to receive from the other party all reasonable costs and expenses, including without limitation attorneys' fees, incurred by the prevailing party in connection with such litigation, and the other party shall pay such costs and expenses to the prevailing party promptly upon demand by the prevailing party.

17.	Applicable Law.  This Agreement shall be construed and enforced under and in accordance with the laws of the State of Georgia.  The parties agree that any appropriate state or federal court located in Fulton County, Georgia, shall have exclusive jurisdiction of any case or controversy arising under or in connection with this Agreement and shall be a proper forum in which to adjudicate such case or controversy.  The parties consent to the jurisdiction of such courts.

18.	Interpretation.  Words importing any gender include all genders.  Words importing the singular form shall include the plural and vice versa.  The terms "herein," "hereunder," "hereby," "hereto," "hereof," and any similar terms refer to this Agreement.  Any captions, titles or headings preceding the text of any article, section or subsection herein are solely for convenience of reference and shall not constitute part of this Agreement or affect its meaning, construction or effect.

19.	Entire Agreement.   This Agreement embodies the entire and final
agreement of the parties on the subject matter stated in the Agreement.  No amendment or modification of this Agreement shall be valid or binding upon the
Employer or the Executive unless made in writing and signed by all parties.
All prior understandings and agreements relating to the subject matter of this
Agreement are hereby expressly terminated.

20.	Rights of Third Parties.  Nothing herein expressed is intended to or shall be construed to confer upon or give to any person, firm or other entity, other than the parties hereto and their permitted assigns, any rights or remedies under this Agreement.

21.	Survival.  The obligations of the Executive pursuant to Sections 6, 7,
8, 9, and 10 shall survive the termination of the employment of the Executive hereunder for the period designated under each of those respective sections.

IN WITNESS WHEREOF, the Employer and the Executive have executed and delivered this Agreement as of the date first shown above.

THE EMPLOYER:
CITIZENS BANCSHARES CORPORATION

By: /s/ Gregory T. Baranco
Name:   Gregory T. Baranco
Title:  Vice Chairman


CITIZENS TRUST BANK

By: /s/ Gregory T. Baranco
Name:   Gregory T. Baranco
Title:  Vice Chairman


THE EXECUTIVE:

By: /s/ James E. Young
Name:   James E. Young


EXHIBIT "A"


INCENTIVE COMPENSATION PLAN FOR JAMES E. YOUNG

Preamble

Pursuant to the Employment Agreement entered into between James E. Young
(the "Executive") and Citizens Bancshares Corporation ("CBC") and Citizens
Trust Bank (the "Bank"), collectively referred to as the "Employer," the following constitutes the terms and conditions of the Incentive Compensation
Plan ( this "Plan").

As a precondition to the Executive's eligibility for any Incentive
Compensation hereunder, the Executive (a) must prepare and submit an annual budget for calendar year 1998 and each succeeding year (each, a "Budget") to CBC's Board of Directors which Budget must be approved by CBC's Board of Directors and (b) must achieve, at a minimum, eighty percent (80%) of such Budget. In such event, the Executive shall be eligible for Incentive
Compensation as outlined in this Plan. Any Incentive Compensation payable to the Executive under this Plan shall be calculated annually (unless otherwise provided below) and shall be payable to the Executive annually (unless otherwise provided below), as soon as CBC's audited financial statements are available but no later than ninety (90) days following the applicable year.

Incentive Compensation

1.	Budgeted ROA and ROE.  If CBC earns, on a consolidated basis, one hundred percent (100%) of the annual Budgeted ROA and ROE, the Executive shall receive Incentive Compensation in the amount of ten percent (10%) of his Base
Salary.  If CBC earns, on a consolidated basis, one hundred percent (100%) of the annual Budgeted ROA and one hundred twenty-five percent (125%) of the annual Budgeted ROE, the Executive shall receive Incentive Compensation in the amount of twenty percent (20%) of his Base Salary.

2.	Uniform Financial Institution Rating System. If CBC and the Bank have a rating of "2" under their respective Uniform Financial Institution Rating
Systems, the Executive shall receive Incentive Compensation in the amount of five percent (5%) of his Base Salary. If CBC and the Bank have a rating of "1"
under their respective Uniform Financial Institution Rating Systems, the
Executive shall receive Incentive Compensation in the amount of twenty percent
(20%) of his Base Salary.  This Incentive Compensation shall be paid quarterly, within forty-five (45) days following the applicable quarter.

3.	Customer Service Average.  The Bank conducts monthly surveys which assess, among other things, customer satisfaction with the Bank's products and services.  If the annual "Customer Service Average" during shows a customer satisfaction rating of ninety percent (90%), the Executive shall receive
Incentive Compensation in the amount of ten percent (10%) of his Base Salary.
If the annual "Customer Service Average" shows a customer satisfaction rating of ninety-eight percent (98%), the Executive shall receive Incentive
Compensation in the amount of twenty percent (20%) of his Base Salary.

4.	Core Deposit Growth.  If the "Core Deposits" of the Bank, excluding deposits obtained as a result of the Employer's acquisition of or merger with another entity, grow by twenty percent (20%) during the year, the Executive shall receive Incentive Compensation in the amount of ten percent (10%) of his
Base Salary.  If the "Core Deposits" of the Bank grow by twenty-five percent
(25%) in the year, the Executive shall receive Incentive Compensation in the amount of twenty percent (20%) of his Base Salary.  For purposes of this
Section 4, "Core Deposits" shall not include either (a) public funds or (b)
deposits equal to or in excess of one hundred thousand dollars ($100,000).

5.	Loan Delinquency Rates.   If the Bank's loan delinquency rates are
(a) between 1.5% and 2.5%, provided that the delinquency rate does not exceed
2.5% at any month-end during the quarter, then the Executive shall receive
Incentive Compensation in the amount of ten percent (10%) of his Base Salary, or (b)  less than 1.5%, provided that the delinquency rate does not exceed
1.5% at any month-end during the quarter, then the Executive shall receive
Incentive Compensation in the amount of twenty percent (20%) of his Base
Salary.  This Incentive Compensation shall be paid quarterly, within forty-
five (45) days following the applicable quarter.

EXHIBIT 13.1

Citizens Bancshares Corporation and Subsidiaries
Consolidated Financial Statements
as of December 31, 1998 and 1997
and for the Years Ended
December 31, 1998, 1997 and 1996
and Independent Auditors' Report


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Citizens Bancshares Corporation

We have audited the accompanying consolidated balance sheet of Citizens Bancshares Corporation and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The consolidated financial statements give retroactive effect to the merger of Citizens Bancshares Corporation and First Southern
Bancshares, Inc. in 1998, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. The consolidated balance sheet of Citizens
Bancshares Corporation and subsidiary as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996, prior to the Company's restatement for the 1998 pooling of interests, were audited by other auditors. The contribution of Citizens Bancshares and subsidiary to total consolidated assets was 69.3% at December 31, 1997 and to total consolidated revenues for 1997 and 1996 was 65.4% and 72.3% of their respective restated totals. The consolidated financial statements of First Southern Bancshares, Inc. and subsidiaries as of December 31,
1997, and for the years ended December 31, 1997 and 1996, were audited and reported on separately by other auditors. We audited the combination of the accompanying consolidated balance sheet as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended
December 31, 1997 and 1996, after restatement for the 1998 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 25, 1999


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
First Southern Bancshares, Inc.
Lithonia, Georgia:

We have audited the consolidated balance sheets  of First
Southern Bancshares, Inc. (the "Company") and subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the two years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Southern Bancshares, Inc.
and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the two years ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Banks, Finley, White & Co.
Atlanta, Georgia
February 6, 1998


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Citizens Bancshares Corporation

We have audited the consolidated balance sheets of Citizens
Bancshares Corporation and subsidiary as of December 31, 1997 and the related statement of earnings, changes in stockholders' equity and cash flows for the two years ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary, and the results of their operations and their cash flows for the two years ended December 31, 1997 in conformity with generally accepted accounting principles.

Subsequent to the issuance of the Company's 1997 financial statements and our report thereon dated February 20, 1998, we became aware the 1997 and 1996 consolidated financial statements reported available for sale securities at their cost bases rather than their fair values. In our original report, we expressed an unqualified opinion on the 1997 and 1996 consolidated financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.


/s/ Porter Keadle Moore, LLP
Atlanta,  Georgia
November 23, 1998




CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997



                                                         December 31,
ASSETS                                                 1998       1997

Cash and due from banks, including reserve
 requirements of $3,009,000 and $1,982,000        $  13,081,313  $  10,636,742
Federal funds sold                                      553,000      3,456,000
Interest bearing deposits with banks                 11,124,636        856,558
Investment securities available for sale, at fair
 value (amortized cost  of $35,287,273 in 1998 and
 $10,796,781 in 1997, respectively)                  36,175,370     11,777,638
Investment securities held to maturity, at cost
 (estimated fair value of $14,516,213 in 1998 and
 $23,258,488 in 1997, respectively)                  14,314,194     23,127,265
Other investments                                     1,270,950      1,999,250
Loans held for sale                                     405,550        622,600
Loans, net                                          116,360,105    119,662,506
Premises and equipment, net                           5,956,775      5,844,269
Cash surrender value of life insurance                4,029,726      3,640,045
Foreclosed real estate, net                             147,378      1,075,297
Other assets                                          3,407,867      3,046,381

                                                   $206,826,864   $185,744,551


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits                    $    49,612,546 $   43,632,723
Interest-bearing deposits                           135,059,565    120,310,617

Total deposits                                      184,672,111    163,943,340

Accrued expenses and other liabilities                2,198,050      2,540,586
Notes payable                                         1,427,443        275,000
Advances from Federal Home Loan Bank                                 1,576,298
Long-term debt                                                         585,000


Total liabilities                                   188,297,604    168,920,224


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $1 par value; 5,000,000
 shares authorized; 2,164,065 and 2,166,711
 shares issued and outstanding at
 December 31, 1998 and 1997, respectively              2,164,065     2,166,711
Additional paid-in capital                             6,173,505     6,186,241
Retained earnings                                      9,606,515     7,840,219
Treasury stock, 2,194 shares at cost at
 December 31, 1997                                             -       (10,913)
Accumulated other comprehensive income -
 unrealized gain on investment securities
 available for sale                                      585,175       642,069

Total stockholders' equity                            18,529,260    16,824,327

                                                    $206,826,864  $185,774,551

See notes to consolidated financial statements.


CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                        Year Ended December 31,

                                   1998            1997              1996
Interest income:

Loans, including fees            $ 11,391,213  $ 11,261,174  $  10,151,931
Investment securities:
  Taxable                           1,896,510     2,570,971      3,370,160
  Tax-exempt                          335,317       225,686        164,478
  Dividends                           107,481       117,674         50,694
Federal funds sold                    102,674       233,887        633,329
Interest-bearing deposits             564,418        45,398              -

  Total interest income            14,397,613    14,454,790     14,370,592

Interest expense:

  Deposits                          5,080,536     4,921,114      4,740,087
  Other borrowings                    108,539       211,809        115,448

     Total interest expense         5,189,075     5,132,923      4,855,535

Net interest income                 9,208,538     9,321,867      9,515,057

Provision for loan losses             175,000       301,000        205,000

Net interest income after provision
 for loan losses                    9,033,538      9,020,867      9,310,057


Noninterest income:
 Service charges on deposit accts  3,966,959       4,195,811      4,569,160
 Gain on sales of securities         380,510           5,863         14,124
 Gain on sales of assets                              39,142         19,042
 Gain on sales of loans              759,769         349,246
Origination fees from mortgage co. 2,123,259       1,162,615        369,800
 Other operating income              841,537         753,321        594,714

    Total noninterest income       8,072,034       6,505,998      5,566,840

Noninterest expense:
  Salaries and employee benefits   7,088,975       7,923,754      6,863,978
  Net occupancy and equipment      2,549,798       2,628,806      2,419,016
  Other operating expenses         4,997,684       4,522,305      4,193,161


   Total noninterest expense      14,636,457     15,074,865      13,476,155

   Income before income taxes      2,469,115        452,000       1,400,742

Income tax expense                   702,819        134,897         455,721

   Net income                  $   1,766,296  $     317,103  $      945,021


   Net income per share - basic
    and diluted                $        0.82  $        0.15  $         0.45

Weighted average outstanding
  shares - basic and diluted       2,164,290      2,157,977       2,119,980


See notes to consolidated financial statements.




                CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                                                   Accumulated
                                                           Additional                                 other
                                    Common Stock             Paid-in    Treasury Stock    Retained comprehensive
                                       Shares      Amount    Capital   Shares  Par Value  Earnings    income  Total


Balance,December 31, 1995             2,123,362 $2,123,362 $5,939,652 (7,163) $(45,647) $6,764,817 416,801 $15,198,985

Net income                                -          -         -          -        -       945,021    -        945,021
Unrealized holding losses arising
 during the period, net of taxes
  of $25,752                               -          -         -          -        -              (49,988)     (49,988)
Less:  Reclassification adjustment for
 gains included in net income, net of
  taxes of $4,802                          -          -         -          -        -          -    (9,322)      (9,322)
Comprehensive income                       -          -         -          -        -          -       -        885,711
Sale of common stock                      3,990       3,990   22,470       -        -          -       -         26,460
Purchase of treasury stock                 -          -         -      (2,571)  (12,788)       -       -        (12,788)
Sale of treasury stock                     -          -        2,478    7,540    47,522        -       -         50,000
Dividends declared - $0.075 per share      -          -         -          -        -     (159,047)     -      (159,047)

Balance, December 31, 1996            2,127,352   2,127,352 5,964,600  (2,194)  (10,913) 7,550,791  357,491  15,989,321

Net income                                 -          -          -         -         -     317,103     -     317,103
Unrealized holding gains arising
 during the period, net of taxes
  of $148,594                              -          -          -         -         -         -     288,448  288,448
Less: Reclassification adjustment
 for gains included in net income,
  net of taxes of $1,993                   -          -          -         -         -          -      (3,870)  (3,870)
Comprehensive income                       -          -          -         -         -          -         -    601,681
Sale of common stock                    39,359       39,359    221,641     -         -          -         -    261,000
Dividends declared - $0.013 per share      -          -          -         -         -     (27,675)       -    (27,675)

Balance, December 31, 1997           2,166,711    2,166,711  6,186,241 (2,194) (10,913)  7,840,219  642,069  16,824,327

Net income                               -            -          -         -       -     1,766,296       -    1,766,296
Unrealized holding gains arising
 during the period, net
  of taxes of $96,874                    -            -          -         -       -         -       194,243    194,243
Less:  Reclassification adjustment
 for gains included in net income,
  net of taxes of $129,373               -            -          -         -        -        -      (251,137)  (251,137)
Comprehensive income                     -            -          -         -        -        -           -    1,709,402
Purchase and retirement of
 fractional shares                       (452)        (452)    (4,017)     -        -        -           -       (4,469)
Retirement of treasury stock           (2,194)      (2,194)    (8,719)   2,194   10,913      -           -          -
Balance, December 31, 1998          2,164,065   $2,164,065 $6,173,505       -  $     -   $9,606,515 $585,175 $18,529,260


See accompanying notes to consolidated financial statements.



CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                            Year Ended December 31,

                                       1998            1997          1996

OPERATING ACTIVITIES:
 Net income                     $   1,766,296    $    317,103    $    945,021
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Provision for loan losses           175,000         301,000          205,000
  Provision for losses on
   foreclosed real estate              227,042
  Depreciation                       1,086,087      1,213,217          979,665
  Amortization and accretion, net      (30,670)        20,505          (72,173)
  Provision for deferred income taxes   18,299       (159,377)          176,698
Gain on sale of assets and securities (380,510)       (58,295)          (33,166)
Gain on sale of mortgage loans
 held for sale                        (759,769)      (349,246)              -
Originations of mortgage loans
 held for sale                     (41,275,398)   (16,929,412)              -
Proceeds from sale of mortgage
 loans held for sale                42,252,217     16,656,058               -
Change in other assets                (347,286)      (134,196)        (365,033)
Change in accrued expenses and
 other liabilities                    (339,169)      (581,281)        (168,612)

    Net cash provided by
      operating activities           2,392,139        296,076         1,667,400


INVESTING ACTIVITIES:
 Proceeds from maturities of investments:
  Securities held to maturity        9,629,597     10,435,680        15,825,715
  Securities available for sale     14,143,081      6,096,540         3,447,722
 Purchases of investments:
   Securities held to maturity       (789,006)         -            (11,487,212)
   Securities available for sale  (38,609,930)     (7,116,098)       (9,186,536)
 Proceeds from sales of investment
  securities available for sale       360,017       7,232,734         1,012,892
 Proceeds from sales of securities
  held to maturity                       -                 -            199,828
 Purchase of other investments      (157,900)      (1,530,100)         (385,500)
 Proceeds from sales of other
   investments                        886,200          144,300              -
 Purchases of loans                     -          (1,644,318)             -

 Net change in loans                3,014,666      (5,862,585)      (23,056,964)
 Purchases of premises
  and equipment                    (1,198,593)     (1,256,298)       (2,479,342)
 Proceeds from sale of
  premises and equipment               -                  -               9,400
Increase of cash value life
 insurance policies                  (389,681)     (2,500,000)               -
Proceeds from sale of real estate
 acquired through foreclosure         830,256        289,599            293,733
Net expenditures on foreclosed
 real estate                          (16,644)       (52,046)                -
Net change in interest bearing
 deposits with banks               (10,268,078)     (856,558)                -
Net change in Federal Funds sold     2,903,000     8,044,000         (1,800,000)

   Net cash (used in) provided by
     investing activities          (19,663,015)   11,424,850        (27,606,264)

FINANCING ACTIVITIES:
 Net change in deposits          $  20,728,771   (14,401,807)        25,605,074
 Borrowings from line of credit      1,152,443         -                320,000
 Principal payments on debt          (585,000)      (305,000)          (135,000)
 Payments on capital lease            -              (16,555)               -
 Net change in FHLB advances       (1,576,298)      1,576,298               -
 Sale of common stock                  -              261,000            26,460
 Purchase and retirement of
  common stock                        (4,469)            -                  -
 Sale of treasury stock                  -               -               50,000
 Purchase of treasury stock              -               -              (12,788)
  Dividends paid                         -           (25,175)          (149,887)

Net cash provided by (used in)
  financing activities             19,715,447    (12,911,239)         25,703,859


Net change in cash and
 due from banks                     2,444,571     (1,190,313)          (235,005)


CASH AND FROM BANKS
  Beginning of year                10,636,742      11,827,055        12,062,060

  End of year                   $  13,081,313  $   10,636,742     $  11,827,055


Supplemental disclosures of cash paid during the year for:

 Interest                      $    5,344,853  $   4,938,377     $    4,573,431
 Income taxes                  $      908,546  $     145,030     $      577,453
Supplemental disclosure of noncash investing activities:
 Real estate acquired
  through foreclosure          $     112,735   $     908,388     $     556,301
 Financed sales of other real estate      -           61,673              -
 Capital expenditures financed
  by capital leases            $          -    $          -      $       16,555
 Change in unrealized gain (loss) on investments
  securities available for sale,
    net of tax                 $      (56,894) $     284,578     $      (59,310)

Supplemental disclosure of noncash financing activity -
  Retirement of treasury stock $       10,913  $          -      $          -

See notes to consolidated financial statements.


                CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1998 AND 1997 AND FOR THE YEARS ENDED
                     DECEMBER 31, 1998, 1997 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a description of the more significant accounting policies:

Business - Citizens Bancshares Corporation and subsidiaries (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("CTBM"). The Bank operates under a state charter and serves its customers in metropolitan Atlanta through ten full-service branches. Effective January 30, 1998, the Company consummated its merger with First Southern Bancshares, Inc. and subsidiaries (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation - The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term are the allowance for loan losses and valuation allowances associated with the recognition of deferred tax assets.

Cash and Due from Banks - Cash and due from banks includes cash on hand and amounts due from banks.
Investment Securities - The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 1998 or 1997.

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

Other Investments - Other investments consist of Federal Home Loan Bank stock and Federal Reserve Bank stock which is restricted and has no readily determinable market value. These investments are carried at cost.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. During 1998, the Company did not originate any FHA loans nor did it service any such loans.

Loans and Allowance for Loan Losses - Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is recognized on a level-yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level-yield method. Discounts on loans purchased are accreted using the level-yield method over the estimated remaining life of the loan purchased.

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

Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more as to either principal or interest unless the loan is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, current period accrued and uncollected interest is charged-off against interest income on loans unless management feels the accrued interest is recoverable through the liquidation of collateral. Interest income, if any, on impaired loans is recognized on the cash basis.

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgement and use of estimates. A general reserve of .5% is applied to the portion of the loan portfolio that is non-criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention", 15% for loans graded "Substandard", 50% for loans graded "Doubtful", and 100% for loans graded "Loss". For the year ended December 31, 1998, the allocation of the allowance for loan losses was expanded to include a component for potential loan losses relating to Year 2000.

The aggregate of these reserves plus specific allowances as needed is compared to the actual reserve to determine the adequacy of the allowance for loan losses. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a quarterly basis a comprehensive review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments and individual concentrations of credit.

Additions to the allowance for loan losses are made by monthly charges to the provision for loan losses. The level of the provision for loan losses is established annually based on historical net charge-offs, projected growth of the loan portfolio and economic conditions.

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

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment is as follows:

Buildings and improvements                  5-40 years
Furniture and equipment                     3-10 years

Foreclosed Real Estate - Foreclosed real estate is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings.

Intangible Assets - Intangible assets include deposit assumption premiums from the purchase of certain assets and liabilities of a financial institution during 1994. The deposit assumption premiums are being amortized over five years, the estimated average life of the deposit base acquired, using the straight-line method.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

Net Income Per Share - Basic net income per common share (EPS) is computed based on net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income divided by the weighted average number
of common and potential common shares.   The only potential
common share equivalents are those related to stock options; however, such options were antidilutive, so diluted EPS is the same as basic EPS.

Stock Options - Compensation expense for stock option grants is measured using the intrinsic value approach under Accounting
Principle Board Opinion No. 25.

New Accounting Standard - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. SFAS No. 133 will be effective no later than the Company's first quarter of 2000. The Company is evaluating the effects of the new statement and when to implement the new requirements.

Reclassifications - Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

2.   ACQUISITION
Effective January 30, 1998, the Company consummated its merger of First Southern Bank and FSB Mortgage Services into the Company. The company exchanged 837,027 shares of its common stock and cash of approximately $4,469 for all of the stock and options to acquire common stock of First Southern Bancshares Inc. ("FSB"), parent company of First Southern Bank and FSB Mortgage Services. The merger was accounted for as a pooling of interests. The financial statements of the Company as of December 31, 1997 and for the years ended December 31, 1997 and 1996 have been restated to include First Southern Bancshares, Inc., First Southern Bank and FSB Mortgage Services.

The results of operations for the twelve months ended December 31, 1998 include the consolidated FSB results of operations prior to the consummation date as follows:

                             Total Revenue       Net Income


Company                     $    21,769,612  $    1,712,931
FSB                                 700,035          53,365

Combined                    $    22,469,647  $    1,766,296


A reconciliation of consolidated revenues, net income and net income per share as previously reported with restated amounts for the years ended December 31, 1996 and 1997 are as follows:


                                                                  Net Income Per
                                                                   Common Share-
                                  Total Revenue          Net Income   Basic

                                 1997        1996       1997    1996  1997 1996

Company, as previously reported $13,716,967 14,418,813  84,256 643,178 0.06 0.48
FSB                               7,243,821  5,518,619 232,847 301,843 0.42 0.57

Company, as restated            $20,960,788 19,937,432 317,103 945,021 0.15 0.45



3.   INVESTMENT SECURITIES
Investment securities held to maturity are summarized as follows:

                                                Gross     Gross      Estimated
                                 Amortized   Unrealized  Unrealized     Fair
                                    Cost        Gains      Losses      Value

At December 31, 1998:


U.S. Treasury and
  U.S. Government agencies    $  4,998,125  $  16,954  $      -    $ 5,015,079
Mortgage-backed securities       5,634,205     94,843       21,716   5,707,332
State, county, and municipal
  securities                     3,681,864    111,938         -      3,793,802

    Totals                   $  14,314,194  $ 223,735  $    21,716 $14,516,213


At December 31, 1997:


U.S. Treasury and
U.S. Government agencies    $  10,994,992  $  11,062  $    21,590 $ 10,984,464
Mortgage-backed securities      8,689,700    144,378       78,668    8,755,410
State, county, and municipal
 securities                     3,442,573     81,619        5,578    3,518,614

    Totals                $    23,127,265  $ 237,059  $   105,836  $23,258,488




Investment securities available for sale are summarized as follows:


                                            Gross           Gross     Estimated
                             Amortized   Unrealized      Unrealized     Fair
                               Cost         Gains           Losses      Value
At December 31, 1998:

U.S. Treasury and
 U.S. Government agencies  $29,099,264  $   40,020  $    120,909  $  29,018,375
State, county, and municipal
 securities                  6,009,388     122,600         4,510      6,127,478
Mortgage-backed securities     161,520       2,076           -          163,596
Equity securities               17,101     848,820           -          865,921

    Totals                $ 35,287,273  $1,013,516  $    125,419  $ 36,175,370

At December 31, 1997:

U.S. Treasury and
 U.S. Government agencies $  9,627,720  $   26,574  $      4,074  $  9,650,220
Mortgage-backed securities     254,297       4,427           123       258,601
State, county, and municipal
securities                     897,263      27,158            -        924,421
Equity securities               17,501     926,895            -        944,396

  Totals                  $ 10,796,781  $  985,054  $     4,197   $ 11,777,638



The amortized costs and fair values of investment securities at December 31, 1998, by contractual maturity, are shown below.
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

                                        Held to Maturity      Available for Sale
                                               Estimated            Estimated
                                       Amortized    Fair     Amortized    Fair
                                          Cost      Value       Cost      Value

Due in one year or less               $ 1,199,420 $1,205,916  $    -    $   -
Due after one year through five years   5,541,399  5,584,235  17,789,031 17,749,258
Due after five years through ten years    665,000    703,076  12,053,435 12,031,190
Due after ten years                     1,274,170  1,315,653   5,266,186  5,365,405
Mortgage-backed securities              5,634,205  5,707,333     161,520    163,596
Equity securities                           -        -            17,101   865,921

                                   $ 14,314,194 $14,516,213 $35,287,273  $36,175,370




Gross realized gains on securities were $380,510, $6,062, and $14,124 in 1998, 1997 and 1996, respectively. Gross realized losses on securities were nil, $199, and nil in 1998, 1997 and 1996, respectively.
Investment securities with carrying values of $32,024,649 and $27,951,735 at December 31, 1998 and 1997, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

4.   LOANS

Loans outstanding, by classification, are summarized as follows:

                                                     December 31,
                                                 1998            1997

Commercial, financial, and agricultural  $    37,506,002  $    39,571,125
Installment                                   10,763,727        7,994,240
Real estate - mortgage                        48,244,210       49,116,102
Real estate - construction                     5,297,879        8,338,238
Other                                         16,497,581       16,589,363

                                             118,309,399      121,609,068
Less:  Net deferred loan fees                    246,771          194,764
       Allowance for loan losses               1,702,523        1,751,798

                                          $  116,360,105   $  119,662,506


A substantial portion of the Company's loan portfolio is collateralized by real estate in metropolitan Atlanta.
Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The Company's loans to area churches was approximately $36.7 million and $33.3 million at December 31, 1998 and 1997, respectively which is generally secured by real estate. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value, is equal to the outstanding balance of the financial instrument.

Activity in the allowance for loan losses is summarized as follows:

                                              Years Ended December 31,
                                        1998            1997           1996

Balance at beginning of year    $    1,751,798  $    1,806,362  $    1,952,701
Provision                              175,000         301,000         205,000
Loans charged off                     (445,330)       (674,072)       (634,442)
Recoveries on loans previously
 charged off                           221,055         318,508         283,103

Balance at end of year          $    1,702,523  $    1,751,798  $    1,806,362


Nonaccrual loans amounted to $1,683,129 and $1,005,354 at December 31, 1998 and 1997, respectively.

At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired was $3,398,044 and $2,811,605, respectively. The related allowance for loan losses for each of these loans was $568,431 and $292,080, respectively. The average investment in impaired loans during 1998 and 1997 was $3,104,825 and $2,626,323, respectively. Interest income recognized on impaired loans was approximately $233,000, $144,000 and $246,000 in 1998, 1997 and 1996. Interest income recognized on a cash basis was approximately $38,000, $119,000 and $14,000 for 1998,
1997, and 1996, respectively.

The Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms as those prevailing at the time for comparable transactions with unaffiliated customers. The following table summarizes the activity in these loans during 1998:

Balance at December 31, 1997                $    5,891,725
  New loans                                      1,134,189
  Repayments                                    (3,865,248)

Balance at December 31, 1998                $    3,160,666



5.   PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                           December 31,
                                                       1998             1997

Land                                         $       1,236,474  $     849,232
Buildings and improvements                           3,959,793      3,894,657
Furniture and equipment                              6,263,014      5,548,597

Subtotal                                            11,459,281     10,292,486
Less accumulated depreciation                        5,502,506      4,448,217

                                             $       5,956,775   $  5,844,269



6.   DEPOSITS
The following is a summary of interest-bearing deposits:

                                          1998             1997

NOW and money market accounts     $    43,615,041  $    36,555,329
Savings accounts                       23,244,202       17,243,236
Time deposits of $100,000 or more      34,524,816       31,308,534
Other time deposits                    33,675,506       35,203,518

                                   $  135,059,565  $   120,310,617

At December 31, 1998, maturities of time deposits are approximately as follows:
1999                                                  $  52,914,659
2000                                                      8,818,859
2001                                                      3,159,054
2002                                                      1,407,851
2003 and thereafter                                       1,899,899

                                                      $  68,200,322


7.   OTHER BORROWINGS
Notes Payable - At December 31, 1998, the Company had $1,035,000 outstanding under two unsecured notes payable. The notes bear interest at a rate 50 basis points below the lender's prime rate (7.25% at December 31, 1998) and is payable quarterly. The principal balance on both notes is due March 19, 1999.

At December 31, 1998, the Company had $392,443 outstanding under a $10,000,000 line of credit. The line of credit bears interest at a rate equal to 200 basis points above LIBOR (7.75% at December 31, 1998) and is payable monthly. The line of credit expires September 21, 1999 and is secured by the underlying mortgages originated using proceeds from draws on the line of credit.

At December 31, 1997, the Company had $275,000 outstanding under a $450,000 line of credit arrangement, due on demand and expired on July 1, 1998. The note bore interest at the bank's prime rate.

Long-term debt - At December 31, 1997 long-term debt consisted of a term loan payable to a bank. The loan accrued interest at prime less 0.25% and interest was payable quarterly. The loan was paid in full in 1998.

Federal Home Loan Bank (FHLB) Advances - The Bank had outstanding advances of $1,576,298 from the FHLB at December 31, 1997 and no outstanding amounts at December 31, 1998. Specific mortgage loans, with an aggregate balance of approximately $1,659,261 at December 31, 1997 were pledged as collateral.

8.   INCOME TAXES

The components of income tax expense consist of:

                                        1998            1997           1996

Current tax expense            $      684,520  $      304,417  $      276,651
Deferred tax expense (benefit)         18,299        (169,520)        179,070

                               $      702,819  $      134,897  $      455,721

Income tax expense for the years ended December 31, 1998, 1997 and 1996 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

                                           1998          1997         1996

Income tax expense at statutory rate  $  839,500  $     153,680  $   476,253
Tax-exempt interest income, net of
  disallowed interest expense           (113,601)       (74,528)     (53,942)
Non-deductible expenses                    7,899         48,271        1,442
Other, net                               (30,979)         7,474       31,968

     Income tax expense               $  702,819  $     134,897  $   455,721


The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

                                                     1998                1997
Deferred tax assets:
  State net operating losses and credits         $  1,212,722  $    1,329,978
  Loans, principally due to difference in allowance
    For loan losses and deferred loan fees            481,632         406,189
  Nonaccrual loan interest                             10,649          30,613
  Postretirement benefit accrual                      112,331          89,109
  Premium paid in acquisition                                          51,835
  Nondeductible salaries                                               26,003
  Empowerment zone tax credit                                          12,634
  Other                                                38,150           1,075
    Gross deferred tax asset                        1,855,484       1,947,436
  Valuation allowance                              (1,306,446)     (1,360,565)

        Total  deferred tax assets                    549,038         586,871

Deferred tax liabilities:
  Premises and equipment                               14,582           34,801
  Net unrealized gain on securities
    available for sale                                301,453          333,952
  Other                                                 3,355            2,670

        Total gross deferred tax liabilities          319,390          371,423

        Net deferred tax assets                  $    229,648     $    215,448




The Company has, at December 31, 1998, net operating loss carryforwards of approximately $15,590,000 for state income tax purposes, which expire in years 1999 through 2011, and state income tax credits of approximately $277,000 which expire in years 1999 through 2003. Due to the uncertainty relating to the realizability of these carryforwards and credits, management currently considers it more likely than not that not all related deferred tax assets will be realized, thus, a full valuation allowance has been provided for all state tax attributes at December 31, 1998.

9.   EMPLOYEE BENEFITS
Defined Contribution Plan - The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 25% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 1998, 1997, and 1996, the Company recognized $96,470, $64,453, and $37,690, respectively, in expenses related to this plan.

Other Postretirement Benefit Plans - In addition to the Company's defined contribution plan, the Company sponsors postretirement medical and life insurance benefits to full-time employees who meet certain minimum age and service requirements. The plan contains cost sharing features with retirees.

The following table presents the plan's change in benefit obligation for the years ended December 31, 1998 and 1997:

                                             1998                 1997
Benefit obligation at beginning of year   $  231,314        $    302,601
Service cost                                  27,004              23,140
Interest cost                                 18,238              22,131
Change in assumption                          10,918
Actuarial gain                               (88,527)           (140,265)
Company contributions for retirees             2,203              23,707
Benefit obligation at end of year        $   201,150        $    231,314

The following table presents the plan's funded status reconciled with amounts recognized in the consolidated balance sheets at December 31, 1998 and 1997:

                                                     1998             1997



Accumulated postretirement benefit obligation   $  (201,150)  $    (231,314)
Unrecognized transition obligation                  240,682         256,727
Unrecognized prior service cost                    (111,349)       (118,308)
Unrecognized actuarial gain                        (187,764)       (122,808)


Accrued postretirement benefit cost
  included in other liabilities                $    (259,581) $   (215,703)


Net periodic postretirement benefit cost includes the following components:

                                                   Years Ended December 31,

                                                 1998       1997        1996

Service cost                              $    27,004  $   23,140  $   26,805
Interest cost                                  18,238      22,131      21,976
Net amortization                                  839       7,846       9,328

Net periodic postretirement benefit cost  $    46,081  $   53,117  $   58,109


For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1999; the rate was assumed to decrease gradually to 5% over 28 years and remain level thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate is not significant. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% at January 1, 1998 and 1997, respectively.

During 1997, the Bank initiated a postretirement benefit plan to provide retirement benefits to its key officers and Board members and to provide death benefits for their designated beneficiaries. Under the plan, the Bank purchased whole life insurance contracts on the lives of certain key officers and Board members. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes the Bank's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 1998 and 1997, the cash surrender value of these insurance contracts was $4,029,726 and $3,640,045, respectively.

10.  COMMITMENTS AND CONTINGENCIES

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

                                                         Approximate
                                                     Contractual Amount
                                                      1998          1997
Financial instruments whose contract amounts
  represent credit risk:
    Commitments to extend credit                  $ 37,770,851  $  25,273,106
    Standby letters of credit                        1,351,885        279,200


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

As of December 31, 1998, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years are as follows:

1999                                          $     483,208
2000                                                428,441
2001                                                 96,935
2002                                                  7,561
2003 and thereafter                                     572

                                               $  1,016,717



Rent expense in 1998, 1997 and 1996 was $415,367, $320,000, and
$304,547, respectively.

The Bank has entered into a long-term license agreement for the operation of a branch office in a supermarket which expires in 2013; however, the Bank may cancel the agreement every five years. Future minimum license fee payments under this agreement at December 31, 1998 are as follows:

1999                     $    53,100
2000                          53,100
2001                          53,100
2002                          53,100
2003                          33,563
Thereafter                        -

                          $  245,963


License fee expense associated with these agreements for 1998, 1997, and 1996 amounted to approximately $50,000, $90,000 and $89,000, respectively.

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's consolidated financial position.

11.  STOCK OPTIONS

The Company previously granted to the president of the Company, options to purchase a total of 7,540 shares of common stock at $6.63 per share. These options, each of which are exercisable for a period of five (5) years from the date of vesting, were vested at the rate of 1,508 shares each year, beginning July 6, 1994, the first anniversary of the president's employment.

On January 30, 1998, the Company granted its president an option to purchase 17,500 shares of common stock of the Company at an exercise price of $9.88 per share (the "1998 Options") as compared to recent trades of stock at $5.00 per share. The 1998 options vest at a rate of 20% per year, commencing on January 30, 1999. The option's term is ten years from the date of vesting.

The fair value of the 1998 Option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of .26%; expected volatility of 13%; risk free interest rate of 4% and an expected life of 6 years. The fair value of the 1998 Option grant is immaterial since the exercise price significantly exceeded the market price of the stock.

A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:


                     1998                         1997              1996
 Weighted Average   Weighted Average     Weighted Average      Weighted Average
Shares  Excercise    Contractual Life    Shares  Excercise   Shares    Exercise
          Price                                   Price                Price

Outstanding at beginning of year
 7,540  $   6.63        2.5 years       7,540     6.63       7,540  $     6.63

Granted
17,500      9.88       12.0 years

Outstanding at end of year
25,040     $8.90                       7,540      6.63      7,540    $    6.63

Options exercisable at year end
7,540      $6.63                       6,032  $   6.63      4,524    $    6.63



12.  FAIR VALUE OF FINANCIAL INSTRUMENTS
Following are disclosures of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

Cash and Cash Equivalents - For cash, due from banks, federal funds sold and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value due to the short term nature of such items.

Investment Securities - Fair value of investment securities are based on quoted market prices.
Other Investments - The carrying amount of other investments approximates the fair value.

Loans Held for Sale - The fair value for mortgage loans held for sale is based on sales contracts in place at year-end.

Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance - Cash values of life insurance policies are carried at the value for which such policies may be redeemed for cash.

Deposits - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Notes Payable - Since the notes payable bear a variable interest rate, the carrying value approximates fair value.

Advances from the Federal Home Loan Bank- Since the advances from the Federal Home Loan Bank are short term in nature, the carrying value approximates fair value.

Long-term Debt - Since the term loan bears a reasonable variable interest rate, the carrying value approximates fair value.

Commitments to Extend Credit and Standby Letters of Credit -
Because commitments to extend credit and standby letters of credit are made using variable rates, or are recently executed, the contract value is a reasonable estimate of fair value.

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying value and estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                           1998                  1997
                                    Carrying   Estimated   Carrying   Estimated
                                     Amount    Fair Value   Amount    Fair Value
                                                   (in thousands)

Financial assets:
  Cash and due from banks       $       13,081  $ 13,081  $  10,637  $  10,637
  Federal funds sold                       553       553      3,456      3,456
  Interest bearing deposits with banks  11,125    11,125        857        857
  Investment securities                 50,490    50,692     34,905     35,036
  Other investments                      1,271     1,271      1,999      1,999
  Loans held for sale                      406       406        623        623
  Loans, net                           116,360   116,845    119,663    117,858
  Cash surrender value of life insurance 4,030     4,030      3,640      3,640


Financial liabilities:
  Deposits                             184,672   185,206    163,943    164,104
  Long-term debt                           -        -           585        585
  Notes payable                          1,427     1,427        275        275
  Advances from FHLB                       -        -         1,576      1,576

Off-balance-sheet financial

  instruments:
  Commitments to extend credit         37,771     37,771     25,273     25,273
  Stand-by letters of credit            1,352      1,352        279        279



13.  SEGMENTS

The Company has two reportable segments: the Bank and CTBM. The Bank offers a full range of commercial banking services to individual and corporate customers in metropolitan Atlanta. CTBM provides mortgage-related services to customers in metropolitan Atlanta. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intracompany transactions between the reportable segments. The Company evaluates performance based on income before income taxes. The Company's reportable segments are managed separately because each business offers different products.


                                                     Unallocated
                                                     Items and
          1998                 Bank        CTBM      Eliminations (Net)  Total
Net Interest Income      $  9,264,006 $    22,675 $    (78,143) $    9,208,538
Noninterest Income          5,092,662   2,975,010        4,362       8,072,034
Noninterest Expense        11,982,102   2,526,285      128,070      14,636,457
Income before income taxes  2,199,566     471,400     (201,851)      2,469,115
Segment Assets            205,663,392   1,701,511     (538,039)    206,826,864


         1997
Net Interest Income     $   9,382,827 $    35,199 $    (96,159) $    9,321,867
Noninterest Income          5,052,535   1,436,394       17,069       6,505,998
Noninterest Expense        13,331,799   1,368,528      374,538      15,074,865
Income before income taxes    802,563     103,065     (453,628)        452,000
Segment Assets            184,547,131   1,221,249      (23,829)    185,744,551



        1996

Net Interest Income    $    9,599,151 $      -    $   (84,094) $     9,515,057
Noninterest Income          5,207,218    359,622       -             5,566,840
Noninterest Expense        13,029,818    365,901       80,436       13,476,155
Income before income taxes  1,571,550      6,279     (177,087)       1,400,742
Segment Assets            196,703,786    354,882      363,623      197,422,291


14.  SHAREHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the various regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table below:

                                                                To Be Well
                                            For Capital     Capitalized Under
                                             Adequacy       Prompt Corrective
                         Actual              Purposes       Action Provisions
                       Amount  Ratio       Amount   Ratio     Amount    Ratio

As of December 31, 1998

Total Capital (to Risk Weighted Assets):
Consolidated           20,632    15%      11,176     8%         N/A      N/A
Bank                   20,182    15%      11,056     8%        13,820     10%


Tier I Capital (to Risk Weighted Assets):
Consolidated          18,513     13%      5,588      4%         N/A      N/A
Bank                  18,063     13%      5,528      4%        8,292     6%


Tier 1 Capital (to Average Assets):
Consolidated          18,513     9%      7,847       4%         N/A       N/A
Bank                  18,063     9%      7,832       4%       9,790        5%


As of December 31, 1997


Total Capital (to Risk Weighted Assets):
Consolidated          17,727    13%     11,086        8%       N/A        N/A
Citizens Trust Bank   11,707    12%      7,598        8%     9,497        10%
First Southern Bank    6,417    15%      3,484        8%     4,355        10%

Tier 1 Capital (to Risk-Weighted Assets):
Consolidated          16,100    12%      5,543        4%       N/A        N/A
Citizens Trust Bank   10,527    11%      3,799        4%      5,698        6%
First Southern Bank    5,884    14%      1,742        4%      2,613        6%

Tier 1 Capital (to Average Assets)

Consolidated         16,100     8%      7,680         4%       N/A        N/A
Citizens Trust Bank  10,527     8%      5,434         4%      6,793        5%
First Southern Bank   5,884    10%      2,287         4%      2,859        5%


Dividend Limitation
The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 1999 is approximately $799,000.

15.  Supplementary Income Statement Information
Components of other operating expenses in excess of 1% of total income in any of the respective years are approximately as follows:

                                        1998           1997            1996

Professional services - legal  $      405,480  $      285,354  $      335,545
Professional services - other         507,742         316,774         256,103
Stationery and supplies               242,457         300,057         347,085
Advertising                           233,528         161,703         177,837
Data processing                       659,980         366,867         309,996
Postage                               358,897         186,310         192,254
Telephone                             407,339         358,646         283,212
Other losses                          357,359         247,000         481,220
Merger related expenses                  -            403,714            -
Provision for losses on
  foreclosed real estate              227,042            -               -



16.Condensed Financial Information Of  Citizens Bancshares Corporation
                            (Parent Only)

                                                      December 31,


                                                1998                   1997
Balance Sheets
Assets:
  Cash                                       $        57,836  $        30,162
  Investment in bank                              18,664,546        17,224,749
  Investment in mortgage services subsidiary         890,303           489,417
  Other assets                                        70,112            39,671

                                             $    19,682,797  $     17,783,999
Liabilities and Stockholders' Equity:
  Note Payable                               $     1,035,000  $        275,000
  Other liabilities                                  118,537            99,672
  Long-term debt                                         -             585,000
  Total  liabilities                               1,153,537           959,672
  Stockholders' equity                            18,529,260        16,824,327

                                             $    19,682,797  $     17,783,999


                                               For the Years Ended December 31,



                                          1998           1997           1996
Statements of Income and Comprehensive Income

Dividends from the Bank         $      100,500  $      405,000  $      431,484
Other revenue                            4,361           6,256            -
    Total revenue                      104,861         411,256         431,484

 Merger related expenses                               255,889
 Interest expense                       78,143          79,848          84,095
 Other expense                         128,070         124,148          80,436

Total expenses                         206,213         459,885         164,531

(Loss) income before income tax benefit
  and equity in undistributed
  earnings of the subsidiaries       (101,352)         (48,629)        266,953

Income tax benefit                     70,112           39,671          39,675

  (Loss) income before equity in undistributed
    earnings of the subsidiaries      (31,240)         (8,958)         306,628

Equity in undistributed earnings
  of the subsidiaries               1,797,536          326,061         638,393

Net income                          1,766,296          317,103         945,021
Other comprehensive income(loss)      (56,894)         284,578         (59,310)

Comprehensive income             $  1,709,402  $       601,681  $      885,711


                                            Years Ended December 31,
                                             1998            1997        1996
Statements of Cash Flows

Cash flows from operating activities:
 Net income                             $   1,766,296  $  317,103  $   945,021
Adjustments to reconcile net income to
 net cash used in operating activities:
  Amortization                                  -          40,566        5,598
  Equity in earnings of the subsidiaries   (1,898,036)   (731,061)  (1,069,877)

  Change in other assets                      (30,482)     15,699      (52,325)
  Change in deferrals                             -           -        (10,419)
  Change in other liabilities                  18,865      82,680        1,355
Net cash used in operating activities        (143,357)   (275,013)    (180,647)

Cash flows from investing activities:
  Investment in subsidiaries                 (100,000)   (100,000)    (300,000)
  Dividends from 100% owned subsidiaries      100,500     405,000      431,484

Net cash provided by investing activities         500     305,000      131,484

Cash flows from financing activities:

  Payment on long-term debt                  (585,000)   (180,000)    (135,000)
  Dividends paid                                          (26,117)    (149,887)
  Proceeds from notes payable                 760,000                  320,000
  Principal payments on note payable             -        (125,000)
  Sale of treasury stock                         -            -         50,000
  Purchase of treasury stock                     -            -        (12,788)
  Sale of common stock                           -         261,000      26,460
  Purchase and retirements of common stock    (4,469)         -           -
Net cash provided by (used in) financing
   activities                                170,531       (70,117)     98,785

Net change in cash                            27,674       (40,130)     49,622

Cash:

  Beginning of year                          30,162         70,292      20,670
  End of year                     $          57,836  $      30,162  $   70,292

Supplemental disclosures of cash flow information:

  Cash paid during the year for:

    Interest                    $          78,143   $      88,125   $   88,390
    Income taxes                $         908,546   $     145,030   $  577,453

Noncash investing activity:
  Change in Bank's unrealized gain (loss) on
    investment securities available for sale,
    net of tax                  $        (56,894)   $     284,578   $  (59,310)


Noncash financing activity

    Retirement of treasury stock  $       10,913              -            -



EXHIBIT 21

List of subsidiaries of the Company


        Name of Subsidiaries                      State of Incorporation

Citizens Trust Bank					Georgia

Citizens Trust Bank Mortgage Services, Inc.             Georgia