Form 10QSB
period 1999-03-31
CITIZENS BANCSHARES CORP /GA/
filed 1999-05-17
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                    FORM 10 - QSB

(X)  QUARTERLY  REPORT UNDER SECTION 13  OR  15  (d)  TO  THE SECURITIES
                    EXCHANGE ACT OF 1934
           For the quarterly period ended       March 31, 1999

()   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

        For   the   transition  period  from    ____________   to_____________

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

State the number of shares outstanding if each of the issuer's classes of common equity as of the latest practicable date:
2,164,065 shares of Common Stock, $1.00 par value, outstanding on April 30, 1999.


Part I. Financial Information:
                           Citizens Bancshares Corporation and Subsidiaries
                                         Consolidated Balance Sheets
                   (unaudited-amounts in thousands, except per share amounts)

                    ASSETS                          March 31,      December 31,
                                                      1999             1998

  Cash and due from banks                    $       11,003   $       13,081
  Interest bearing deposits                           5,319           11,125
  Federal funds sold                                    153              553
  Investment securities:
    Held to maturity                                  9,807           14,314
    Available for sale                               47,049           36,175
    Other investments                                 1,271            1,271
      Total investments                              58,127           51,760

  Loans, net of unearned income                      117,434          118,063
   Less allowance for loan losses                     (1,746)          (1,703)
      Loans, net                                     115,688          116,360

  Loans held for sale                                    452              406

  Premises and equipment, net                          5,716            5,957
  Cash value of life insurance                         4,337            4,030
  Other assets                                         5,552            3,555
          Total assets                        $      206,347   $      206,827


      LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
  Deposits:
    Noninterest-bearing                       $       51,291   $       49,612
    Interest-bearing                                 132,163          135,060
                Total deposits                       183,454          184,672

  Other borrowed funds                                 1,329            1,428
  Accrued expenses and other liabilities               3,073            2,198
               Total liabilities                     187,856          188,298

  Stockholders' equity:
  Common stock-$1 par value.  Authorized
    5,000,000 shares; issued and outstanding
    2,164,065 shares                                   2,164            2,164
    Additional paid-in capital                         6,174            6,174
    Retained earnings                                  9,826            9,606
    Accumulated other comprehensive income               327              585
                Total stockholders' equity            18,491           18,529

  Total liabilities and stockholders' equity  $      206,347   $      206,827




                        Citizens Bancshares Corporation and Subsidiaries
                    Consolidated Statements of Income and Comprehensive Income
                      (unaudited-amounts in thousands, except per share amounts)

                                                             Three  Months
                                                           Ended March 31,

                                                           1999       1998
INTEREST  INCOME:
     Loans, including fees                       $        2,911   $    2,866
     Investment securities
               Taxable                                      637          485
               Tax-exempt                                   112           58
     Interest bearing deposits                              125          105
     Federal funds sold                                       6           50
                    Total interest income                 3,791        3,564

      INTEREST EXPENSE:
        Deposits                                          1,287        1,209
        Other borrowed funds                                 31           24
                    Total interest expense                1,318        1,233


                    Net interest income                   2,473        2,331
    Provision for loan losses                                62            -
              Net interest income after provision for
                       loan losses                        2,411        2,331

      NONINTEREST INCOME:
        Service charges on deposit accounts                 931          941
        Commission and fees                                 848          593
        Other operating income                              352          283
                    Total noninterest income              2,131        1,817

      NONINTEREST EXPENSE:
        Salaries and employee benefits                    1,833        1,810
        Net occupancy and equipment                         650          644
        Other operating expenses                          1,294          956
                    Total other expense                   3,777        3,410


                    Income before income taxes              765          738
                                                            548

          Income tax expense                                220          234

                    Net income                              545          504


 Other comprehensive income, net of tax:
 Unrealized holding gains (losses) arising during the pe   (255)          73
 Less: reclassification adjustment for gains included
               in net income                                 (3)         (11)

      Comprehensive income                              $    287   $      566


  Net income per common share, basis and diluted        $   0.25   $     0.23

 Weighted average outstanding shares, basis and diluted     2,164       2,164




                            Citizens Bancshares Corporation and Subsidiaries
                                   Consolidated Statements of Cash Flows
                      (unaudited-amounts in thousands, except per share amounts)

                                                             Three  Months
                                                             Ended March 31,
                                                           1999           1998

 Cash flows from operating activities:
    Net income                                       $      545   $        504
    Adjustments to reconcile net income
     to net cash used in operating activities:
     Provision for loan losses                               62              -
        Depreciation and amortization                       301            253
        Amortization (accretion), net                         7            (14)
        Gain on investments                                  (4)             -
        Loss on sale of assets                               18              -
        Net change in loans held for sale                   (46)           322
        Increase in other assets                         (2,225)        (1,201)
        Increase (decrease) in accrued
        expenses and other liabilities                       875           (180)

       Net cash used in operating activities                (467)          (316)

 Cash flows from investing activities:
  Proceeds from maturities of investment securities
      held to maturity                                     4,507          4,330
  Proceeds from maturities of investment securities
      available for sale                                   4,623          5,263
  Purchases of investment securities held to maturity        -             -
  Purchases of investment securities available for sale  (15,626)       (6,494)
  Net decrease in other investments                            -           682
  Net  decrease in loans                                     610          1,925
  Increase in cash surrender value                          (307)          (23)
  Purchases of premises and equipment                        (60)          (108)
  Net change in interest bearing deposit                   5,806        (11,190)
  Net change in federal funds sold                           400            971
  Proceeds from sale of real estate acquired
    through foreclosure                                       77             -

      Net cash provided by (used in) investing activities     30         (4,644)

 Cash flows from financing activities:
  Net increase in demand deposits                          1,679          1,227
  Net increase (decrease) in time and savings deposits    (2,897)         5,041
  Net decrease in other borrowed funds                       (98)          (391)
  Principal payment on long-term debt                          -           (45)
  Dividends paid                                            (325)            -

      Net cash provided by (used in) financing activities (1,641)         5,832

        Net change in cash and due from banks             (2,078)           872

 Cash and due from banks at beginning of period           13,081         10,637

 Cash and due from banks at end of period         $       11,003   $     11,509

 Supplemental disclosures of cash paid during the period for:

    Interest                                      $        1,322   $      1,350

    Income taxes                                  $          193   $         75

 Supplemental disclosures of noncash transactions:
    Real estate acquired through foreclosure      $          -     $         72



        CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                     March 31, 1999 and 1998
                           (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation and subsidiaries (the Company) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiaries, Citizens Trust Bank (the Bank) and Citizens Trust Bank Mortgage Services, Inc. (Mortgage Services). The Bank operates under a state charter and serves its customers in metropolitan Atlanta through ten full-service branches. Effective January 30, 1998, the Company consummated its merger with First Southern Bancshares, Inc. and subsidiaries.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term are the allowance for loan losses and valuation allowances associated with the recognition of deferred tax assets. These interim statements should be read in conjunction with the financial statements and notes thereto included in the company's latest Annual Report on Form 10-KSB.

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiaries ( the "Company" ) as of March 31, 1999 and for the three months ended March 31,1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Companys Annual Report on Form 10-KSB for the year ended December 31, 1998. The Company has followed those policies in preparing this report.

COMMON STOCK

The par value of the Companys common stock is $1, and 5,000,000 shares are authorized. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior years earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 1999 is approximately $799,000.

On March 15, 1999, the Company paid a cash dividends of approximately $325,000 or $0.15 per share to shareholders on record as of December 15, 1998.

NET INCOME PER SHARE

Basic net income per common share (EPS) is computed based on net income divided by the weighted average number of common share equivalents outstanding. Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares. The only potential common shares are those related to stock options; however, such options were antidilutive, so diluted EPS is the same as basic EPS.

IMPACT OF NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. SFAS No. 133 will be effective no later than the Companys first quarter of 2000. The Company is evaluating the effects of the new statement and when to implement the new requirements.

RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS


                          INTRODUCTION

Citizens Bancshares Corporation (the Company) is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the Bank) and Citizens Trust Bank Mortgage Services, Inc. (Mortgage Services). The Company, through the Bank and
Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market area , metropolitan Atlanta. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through ten full-service bank branches and the mortgage company headquarters.

The following discussion is of the Company's financial condition as of March 31, 1999 and the changes in the financial condition and results of operations for the three month periods ended March
31, 1999 and 1998.

                       FINANCIAL CONDITION

During the first quarter of 1999, the Company, interest bearing deposits deceased $5,806,000 or 52.19% and federal funds sold deceased $400,000. The decreases in interest bearing deposits and federal funds sold are offset by a $6,367,000 increase in investment securities.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At March 31, 1999 and December 31, 1998, the Company's investment securities portfolio represented approximately 28.2% and 25.0% of total assets, respectively. The carrying value of the investment portfolio increased by $6,367,000 or 12.3% during the first quarter.

IMPAIRED LOANS

Management considers a loan to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loans effective interest rate, or at the loans observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

At March 31, 1999, the recorded investment in loans that are considered to be impaired was approximately $2,598,000, a decrease of $800,000 from December 31, 1998. The related allowance for loan losses for each of these loans was approximately $514,000 and $568,000, respectively. For the three months ended March 31, 1999, the Company recognized approximately $29,000 in interest income on these impaired loans on an accrual basis.

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

Nonperforming   loans   decreased   approximately   $815,000   to
$1,338,000  at  March 31, 1999 from $2,153,000  at  December  31,
1998. Nonperforming assets represented 1.18% of loans, net of unearned income and real estate acquired through foreclosure at March 31, 1999 as compared to 1.95% at December 31, 1998.

The table below presents a summary of the Companys nonperforming assets at March 31, 1999 and December 31, 1998.

                                           1999                1998
                                      (Amounts in thousands,  except
                                              financial ratios)
Nonperforming assets:
   Nonperforming loans:
     Nonaccrual loans                  $     997              $ 1,683
      Past-due  loans                        341                  470
         Nonperforming loans               1,338                2,153

    Real  estate  acquired through
      foreclosure                             52                  147
   Total   nonperforming  assets        $  1,390             $  2,300

Ratios:
   Nonperforming loans to loans, net of
      unearned income                     1.14%                 1.82%

   Nonperforming assets to loans
   (net of unearned income) and
    real estate acquired through
      foreclosure                         1.18%                 1.95%

   Nonperforming assets to total assets   0.67%                 1.11%

 Allowance for loan losses to
        nonperforming  loans            130.54%                 79.15%

   Allowance for loan losses to
         nonperforming     assets       125.67%                  74.08%


Interest income on nonaccrual loans which would have been reported for the three months ended March 31, 1999 totaled approximately $22,000.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgement and use of estimates. A general reserve of .5% is applied to the portion of the loan portfolio that is non-criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention", 15% for loans graded "Substandard", 50% for loans graded "Doubtful", and 100% for loans graded "Loss". For the three months ended March 31, 1999 and the year ended December 31, 1998, the allocation of the allowance for loan losses was expanded to include a component for potential loan losses relating to Year 2000.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area. The Company's loans to area churches was approximately $35.9 million at March 31, 1999 compared to $36.7 at December 31, 1998 which is generally secured by real estate. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value, is equal to the outstanding balance of the financial instrument.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the periods ended March 31, 1999 and December 31, 1998.

                                                     1999             1998
                                                (Amounts in thousands, except
                                                       financial ratios)


Loans,  net of unearned income                         $117,434      $118,063

Average loans, net of unearned income and the
      allowance  for  loan  losses                     $116,073      $118,484

Allowance for loans losses at the
     beginning of year                                 $  1,703      $  1,752

Loans charged off:
  Commercial,financial, and agricultural                      1           145
  Real estate - loan                                          2            85
  Installment loans to individuals                           46           215
     Total loans charged off                                 49           445

Recoveries of loans previously charged off:
  Commercial, financial, and agricultural                     -            21
  Real  estate - loan                                         1            69
  Installment loans to individuals                           29           131
     Total  loans  recovered                                 30           221

      Net  loans charged  off                                19           224

Additions to allowance for loan losses
      charged  to operating  expense                         62           175

Allowance  for loan losses at period  end          $      1,746     $   1,703

Ratio of net loans charged off to average loans, net
 of  unearned  income  and  the  allowance  for
   loan  losses                                           0.02%          0.19%

Allowance for loan losses to loans, net of
   unearned income                                        1.49%          1.44%


DEPOSITS

Total deposits deceased $1,218,000 or 0.7% for the three month period. Noninterest bearing deposits increased $1,679,000 or 3.4%, while time deposit decreased $2,897,000 or 2.4%. This growth in noninterest bearing deposits is attributed to several marketing programs enacted by the Company as well as normal growth. The decrease in interest-bearing deposits is primarily due to interest sensitive customers shifting their funds out of the Bank as they look for higher yields in a low interest rate environment.



                      RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the first quarter 1999 increased $142,000 to $2,473,000 compared to $2,331,000 for the three  month  period  ended March 31, 1998.  The  combination  of reducing nonaccrual loans by $686,000 and past due loans by $129,000, higher volume in the investment portfolio, lower rates paid on interest bearing liabilities increased the Company's net interest margin to 5.65% for the first quarter ended 1999 compared to 5.62% in the first quarter of 1998.

Noninterest income:
Noninterest income increased approximately $314,000 or 17% for the three month period ended March 31, 1999 as compared to the same period in 1998. The increase in noninterest income is due primarily to an increase in commission and fees on mortgage loans of approximately $255,000 or 43%, as a result of increase volume in loan closings.

Noninterest expense:
Noninterest expense increased approximately $367,000 or 11% during the three month period as compared to the same period in 1998. The increase is attributable to a combination of data processing cost, professional services and costs associated with the increased mortgage loan volume. Data processing costs increased approximately $122,000 due to growth in the Company's deposit base and having the information systems area outsourced. For the same period in 1998 data processing was handled in-house. Salaries and other costs related to mortgage loan lending activity increased $174,000 compared to March 31, 1998.

Net income:
The Company had net income of approximately $545,000 or $0.25 per share during the first quarter ended 1999 as compared to $504,000 or $0.23 per share in 1998. The $41,000 increase in net income as compared to 1998 is attributable to an increase in net interest income and noninterest income of approximately $142,000 and $314,000, respectively, which is partially offset by an increase in noninterest expense of $367,000.

                            LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through interest-bearing deposits and managing the maturities of investment securities. At March 31,1999, approximately 11% of the investment portfolio matures within the next year, 33% after one year but before five years. In addition, interest bearing deposits averaged approximately $11,170,000 during the three month period ended March 31, 1999. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities, so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.



                        CAPITAL RESOURCES

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of March 31, 1999, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 10% respectively. Management believes, as of March 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.


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

The Company and Bank do not use proprietary computer hardware or software. Therefore, they depend upon outsourced data processing services and third party software. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the FDIC to assure that all mission critical applications will be renovated with testing in progress or contingency plans in the process of implementation. At this time, the servicing vendors appear to have completed their assessments and have described to the Bank their time lines for renovation and testing. Management has no reason to believe at this time that all mission critical applications for the Bank and Company will not be adequately addressed by our vendors plans.

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

The costs of implementing Y2K solutions on mission critical systems have not been fully determined as of the date of this
report.   The  Bank's  local area computer  network  was  already
budgeted for upgrade in 1998 to ensure that workstations and file-servers will be Y2K ready. These upgrades and Y2K consultant
services  costed  approximately $360,000 in 1998.   As  of  March
1999,  the Company has spent approximately $9,000 related to  Y2K
cost  in  1999.    The  Company expects to  spend  an  additional
$91,000 related to Y2K system testing, renovations and equipment purchases.

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




                               CITIZENS BANCSHARES CORPORATION



Date:   May 12, 1999      By: /s/ James E. Young
                              James E. Young
                              President   and   Chief   Executive
                              Officer

Date:   May 12, 1999      By: /s/ Willard C. Lewis
                              Willard C. Lewis
                              Senior Executive Vice President and
                              Chief Operating Officer

Date:   May 12, 1999      By: /s/ Samuel J. Cox
                              Samuel J. Cox
                              Senior  Vice  President  and  Chief
                                   Financial Officer