Form 10QSB
period 1999-06-30
CITIZENS BANCSHARES CORP /GA/
filed 1999-08-17
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                 Washington,   D.C. 20549
                      FORM 10 - QSB

(  X  )  QUARTERLY  REPORT UNDER SECTION 13  OR  15  (d)  TO  THE
                   SECURITIES EXCHANGE  ACT OF 1934
            For the quarterly period ended       June 30, 1999

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


175   John Wesley Dobbs Avenue,  N.E.,   Atlanta,   Georgia
30303
(Address of principal executive office)                         (Zip Code)


Registrant's telephone number,including area code:         (404) 659 - 5959


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such
filing requirements for the 90 days.   Yes  X       No       .

State the number of shares outstanding if each of the issuer's classes of common equity as of the latest practicable date:
2,164,065 shares of Common Stock, $1.00 par value, outstanding on August 6, 1999.

Part I. Financial Information:

	     		Citizens Bancshares Corporation and Subsidiaries
			          Consolidated Balance Sheets
              (unaudited-amounts in thousands, except per share amounts)




                        ASSETS                       June 30       December 31,
                                                      1999              1998

        Cash and due from banks             $       11,276         $   13,081
        Federal funds sold                             264                553
        Interest bearing deposits                    2,115             11,125
        Investment securities:
           Held to maturity                          8,313             14,314
          Available for sale                        46,003             36,175
          Other investments                          1,004              1,271
                 Total investments                  55,320             51,760

 Loans, net of unearned income                     119,632            118,063
	   Less allowance for loan losses	        					    (1,730)            (1,703)
                Loans, net                         117,902            116,360

        Loans held for sale                            422                406

        Premises and equipment, net                 7,223               5,957
        Cash value of life insurance                4,684               4,030
        Other assets                                5,491               3,555

                  Total assets            $       204,697        $    206,827


	LIABILITIES AND STOCKHOLDERS' EQUITY

	Liabilities:
	Deposits:
             Noninterest-bearing          $       50,006        $      49,612
             Interest-bearing                    131,590              135,060
                      Total deposits             181,596              184,672

        Other borrowed funds                       2,319                1,428
        Accrued expenses and other liabilities     2,573                2,198
                      Total liabilities          186,488              188,298

	Stockholders' equity:
	Common stock-$1 par value.  Authorized
	5,000,000 shares; issued and outstanding
	2,164,065 shares                            2,164               2,164
        Additional paid-in capital                  6,174               6,174
        Retained earnings                          10,231               9,606
        Accumulated other comprehensive income       (360)                585

                  Total stockholders' equity       18,209              18,529
 Total liabilities and stockholders'equity      $ 204,697        $    206,827



Citizens Bancshares Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income(loss)
(unaudited-amounts in thousands)


													                               Three  Months         Six Months
                                            Ended June 30,     Ended June 30,
                                            1999      1998      1999     1998



INTEREST INCOME:

  Loans, including fees               $ 2,944  $  2,849  $ 5,855   $    5,715
  Investment securities:
                Taxable                   727       477    1,364          962
                Tax-exempt                113        66      225          124
  Interest bearing deposits                67       196      192          301
  Federal funds sold                        6        32       12           82
            Total interest income       3,857     3,620    7,648        7,184

INTEREST EXPENSE:
  Deposits                              1,264    1,268     2,552        2,477
  Other borrowed funds                     46       32        77           56
            Total interest expense      1,310    1,300     2,629        2,533

            Net interest income         2,547    2,320     5,019        4,651

  Provision for loan losses                75       50       137          50
	    Net interest income after
             provision for loan losses   2,472    2,270     4,882        4,601

NONINTEREST INCOME:
  Service charges on deposit accounts     874     1,043    1,805        1,984
  Commission and fees                     927       777    1,774        1,370
  Other operating income                  258       199      610          482
            Total noninterest income    2,059     2,019    4,189        3,836

NONINTEREST EXPENSE:
  Salaries and employee benefits        1,910     1,809    3,743        3,619
  Net occupancy and equipment             560       652    1,208        1,296
  Other operating expenses              1,468     1,271    2,762        2,227
    Total other noninterest expense     3,938     3,732    7,713        7,142

         Income before income taxes       593       557    1,358        1,295

    Income tax expense                    188       112      408          346

            Net income           $        405    $  445    $ 950      $   949


    Other comprehensive income (loss),
        net of taxes                     (687)   $ (34)   $(945)     $   (41)

    Comprehensive income (loss)   $       282    $  411    $   5      $   908

    Net income per common share,
           basic and diluted      $     0.19     $  0.21    0.44       $ 0.44

    Weighted average outstanding shares,
    basic and diluted                  2,164      2,164     2,164       2,164


Citizens Bancshares Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited-amounts in thousands)


                                                                  Six Months
                                                                Ended June 30,
                                                                1999      1998

Cash flows from operating activities:
   Net income                                             $    950    $  949
   Adjustments to reconcile net income
     to net cash (used in) provided by operating activities:
       Provision for loan losses                               137        50
       Depreciation and amortization                           574       568
       Amortization (accretion), net                             4       (17)
       Gain on investments                                      (7)      (11)
       Loss on sale of assets                                   18         -
       Net change in loans held for sale                       (16)      197
       Increase in other assets                             (2,184)     (681)
       Increase (decrease) in accrued expenses
           and other liabilities                               375       (38)


 Net cash (used in) provided by operating activities          (149)     1,017

Cash flows from investing activities:
   Proceeds from maturities of investment securities
               held to maturity                              5,998      4,725
   Proceeds from maturities of investment securities
            available for sale                               5,619      6,595
   Purchases of investment securities held to maturity           -         -
   Purchases of investment securities available for sale   (16,254)   (13,208)
   Net decrease in other investments                           267        729
   Net  (increase) decrease in loans                        (1,679)     4,937
   Increase in cash surrender value                           (654)      (389)
   Purchases of premises and equipment                      (1,840)      (955)
   Net change in interest bearing deposit                    9,010     (9,601)
   Net change in federal funds sold                            289        936
   Proceeds from sale of real estate acquired through
         foreclosure                                            97        785

     Net cash provided by (used in) investing activities       853     (5,446)

Cash flows from financing activities:
   Net increase in demand deposits                             394      4,329
   Net (decrease) increase in time and savings deposits     (3,470)     1,139
   Net increase (decrease) in other borrowed funds             892       (816)
   Principal payment on long-term debt                          -        (585)
   Dividends paid                                             (325)        -

    Net cash (used in) provided by financing activities     (2,509)     4,067

      Net change in cash and due from banks                 (1,805)      (362)

Cash and due from banks at beginning of period              13,081     10,637

Cash and due from banks at end of period                $   11,276     10,275

Supplemental disclosures of cash paid during the period for:
   Interest                                              $   2,451    $ 2,646

   Income taxes                                          $     445        440

Supplemental disclosures of noncash transactions:
   Real estate acquired through foreclosure              $       -       $118




        CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                     June 30, 1999 and 1998
                           (unaudited)

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

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiaries ( the "Company" ) as of June 30, 1999 and for the three and six month periods ended June 30,1999
and  1998  are unaudited.    In  the  opinion  of  management,
all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and six month periods have been included.
All adjustments are of a normal  recurring
nature.   All  significant intercompany accounts and transactions
have been eliminated in consolidation.

ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The Company has followed those policies in preparing this report.

COMMON STOCK

The par value of the Company's common stock is $1, and 5,000,000 shares are authorized. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 1999 is approximately $799,000.

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

IMPACT OF NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. SFAS No. 133 will be effective for the Company's first quarter of 2001. The Company is evaluating the effects of the new statement.

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

The following discussion is of the Company's financial condition as of June 30, 1999 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 1999 and 1998.

                       FINANCIAL CONDITION

  During the second quarter of 1999, the Company's interest bearing deposits deceased $9,010,000 or 81.0% and federal funds sold deceased $289,000 or 52.3%. These decreases in interest bearing deposits and federal funds sold are partially offset by a $3,560,000 increase in investment securities and a $1,569,000 increase in loans, net of unearned interest. Also during the second quarter, the Company purchased its West Peachtree Street office for approximately $1,400,000 from the Federal Deposit Insurance Corporation as the culmination of a five-year lease agreement.
In 1994, CBC's Bank subsidiary purchased deposits and loans from the Resolution Trust Corporation along with an option to purchase the
building   at  the  end  of  a  five-year  lease.   The  Company,
recognizing the value of Midtown Atlanta property, exercised this option. As a result, the Company's net fixed assets increased approximately $1.3 million in the second quarter.


INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At June 30, 1999 and December 31, 1998, the Company's investment securities portfolio represented approximately 27.0% and 25.0% of total assets, respectively. The carrying value of the investment portfolio increased by $3,560,000 or 6.9% for the six month period ending June 30, 1999.

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

At June 30, 1999, the recorded investment in loans that are considered to be impaired was approximately $2,116,000, a decrease of $1,282,000 from December 31, 1998. The related allowance for loan losses for each of these loans was approximately $425,000 and $568,000, respectively. For the six months ended June 30, 1999, the Company recognized approximately $57,000 in interest income on these impaired loans on an accrual basis.

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

Nonperforming   loans  decreased  approximately  $865,000   to
$1,288,000 at June 30, 1999 from $2,153,000 at December 31, 1998.
Nonperforming assets represented 1.10% of loans, net of unearned income and real estate acquired through foreclosure at June 30, 1999 as compared to 1.95% at December 31, 1998.

The table below presents a summary of the Company's nonperforming assets at June 30, 1999 and December 31, 1998.

                                                1999                1998
                                           (Amounts in thousands, except
                                                 financial ratios)
Nonperforming assets:
   Nonperforming loans:
     Nonaccrual loans                        $  1,147            $ 1,683
     Past-due loans                               141                470
        Nonperforming loans                     1,288              2,153

 Real  estate  acquired through  foreclosure       32                147
          Total   nonperforming  assets      $  1,320           $  2,300

Ratios:
   Nonperforming loans to loans, net of
      unearned income                           1.08%              1.82%

  Nonperforming assets to loans (net of unearned
     income) and real estate acquired through
     foreclosure                                1.10%               1.95%

  Nonperforming assets to total assets          0.65%               1.11%

 Allowance for loan losses to
   nonperforming loans                         134.30%             79.10%

  Allowance for loan losses to
     nonperforming assets                      131.06%             74.04%


Interest income on nonaccrual loans which would have been reported for the six months ended June 30, 1999 totaled approximately $2,000.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgement and use of estimates. A general reserve of .5% is applied to the portion of the loan portfolio that is non-criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention", 15% for loans graded "Substandard", 50% for loans graded "Doubtful", and 100% for loans graded "Loss". For the six months ended June 30, 1999 and the year ended December 31, 1998, the allocation of the allowance for loan losses was expanded to include a component for potential loan losses relating to Year 2000.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area. The Company's loans to area churches was approximately $35.9 million at June 30, 1999 compared to $36.7 at December 31, 1998 which is generally secured by real estate. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value, is equal to the outstanding balance of the financial instrument.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the periods ended June 30, 1999 and December 31, 1998.

                                                          1999           1998
                                                 (Amounts in thousands, except
                                                         financial ratios)
         Loans,  net of unearned income                 $119,632       $118,063

Average loans, net of unearned income and the
  allowance  for  loan  losses                          $116,666      $118,484

Allowance for loans losses at the
     beginning of year                                $    1,703   $     1,752

Loans charged off:
 Commercial, financial and agricultural                       71           145
 Real estate - loan                                          118            85
 Installment loans to individuals                            107           215
     Total  loans  charged  off                              296           445

Recoveries of loans previously charged off:
  Commercial, financial, and agricultural                      -            21
  Real estate -  loan                                        111            69
  Installment loans to individuals                            75           131
     Total   loans  recovered                                186           221

     Net  loans  charged  off                                110           224

Additions to allowance for loan losses
  charged  to  operating  expense                            137           175

Allowance  for loan losses at period  end                 $1,730     $   1,703

Ratio of net loans charged off to average loans, net of
  unearned income and the allowance  for  loan losses       0.09%         0.19%

Allowance for loan losses to loans, net of
   unearned income                                          1.45%         1.44%


DEPOSITS

Total deposits deceased $3,076,000 or 1.67% for the six month period. Noninterest bearing deposits increased $394,000 or 0.8%, while interest-bearing liabilities decreased $3,470,000 or 2.6%. The decrease in interest-bearing deposits is primarily due to interest sensitive customers shifting their funds out of the Bank as they look for higher yields in a low interest rate environment.



                      RESULTS OF OPERATIONS

Net Interest Income:
Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing
liabilities.   Net  interest income for the six month period ended
June 30, 1999 increased $368,000 to $5,019,000 compared
to $4,651,000  for  the six month period ended June 30, 1998.
For the three month period
ended June 30, 1999, net interest income increased $227,000 or 9.78% compared to the same period last year. The combination of reducing nonaccrual loans by $536,000 and higher volume in the investment portfolio and commercial loans which pays a higher
yield   then  fed  funds  sold  and  interest  bearing   deposits
contributed to these results. Also, lower rates paid on interest bearing liabilities help to increased the Company's net interest margin to 5.71% for the six month period ended June 30, 1999 compared to 5.63% in the six month period ended June 30, 1998.

Noninterest income:
Noninterest income increased approximately $353,000 or 9.20% for the six month period ended June 30, 1999 as compared to the same period in 1998. For the three month period ended June 30, 1999, noninterest income increased $40,000 or 1.98% compared to the
same  period  in  1998.   The increase in noninterest  income  is
primarily due to an increase in commission and fees on mortgage loans of approximately $404,000 or 29.49% for the six month period ended June 30, 1999 and $150,000 or 19.31% for the second quarter as a result of increase volume in loan closings.

Noninterest expense:
Noninterest expense increased approximately $571,000 or 7.99% during the six month period as compared to the same period in
1998.   The  increase  is attributable to a combination  of  data
processing costs, professional services and costs associated  with
the  increased  mortgage  loan  volume.   Data  processing  costs
increased approximately $172,000 due to growth in the Company's deposit base and having the information systems area outsource.
For the same period in 1998 data processing was handled in-house. Noninterest expense for the three months ended June 30, 1999, increased by $206,000 or 5.5% compared to the same period in 1998.
The increase is attributable to a combination of data processing costs, professional services and cost associated with the increased mortgage loan volume.

Net income:
The Company had net income of approximately $950,000 or $0.44 per share during the six months ended June 30, 1999 as compared to $949,000 or $0.44 per share in 1998. The slight increase in net income as compared to 1998 is attributable to an increase in net interest income and noninterest income of approximately $368,000 and $353,000, respectively, which is partially offset by an increase in noninterest expense of $571,000and an increase in the provision for loan losses of $87,000. The Company had net income of approximately $405,000 or $0.19 per share during the second quarter of 1999 as compared to $445,000 or $0.21 per share during the same period in 1998. The decrease is due to an increase in noninterest expense of $206,000 and an increase in tax expense of $76,000 which is partially offset by an increase in net interest income of $202,000 and an increase in noninterest income of $40,000.


                             LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through interest bearing deposits and managing the maturities of investment securities. At June 30, 1999, approximately 4% of the investment portfolio mature within the next year, 33% after one year but before five years. In addition, interest bearing deposits averaged approximately $8.4 million during the six month period ended June 30, 1999. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.



                        CAPITAL RESOURCES


Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of June 30, 1999, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 10% respectively. Management believes, as of June 30, 1999, that the Company meets all capital adequacy requirements to which it is subject.


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

The Company and Bank do not use proprietary computer hardware or software. Therefore, they depend upon outsource data processing services and third party software. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the FDIC to assure that all mission critical applications will be renovated with testing in progress or contingency plans in the process of implementation. At this time, the servicing vendors appear to have completed their assessments and have described to the Bank their time lines for renovation and testing. Management has no reason to believe at this time that all mission critical applications for the Bank and Company will not be adequately addressed by our vendors' plans.

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

The costs of implementing Y2K solutions on mission critical systems have not been fully determined as of the date of this
report.   The  Bank's  local area computer  network  was  already
budgeted for upgrade in 1998 to ensure that workstations and file-servers will be Y2K ready. These upgrades and Y2K consultant services costed approximately $360,000 in 1998. As of June 1999, the Company has spent approximately $55,000 related to Y2K cost in 1999 and expects any additional Y2K costs, if any, to be minimal.

As part of its normal business practices, the Company maintains contingency plans in the event of emergency situations, some of which could arise from Y2K related problems. The Company has formulated a detailed Y2K contingency plan, which assesses several possible scenarios to which the Company may be required to react. However, the Company believes that it is not possible to know with complete certainty all Y2K problems that could affect the Company.

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




                                              CITIZENS BANCSHARES
CORPORATION



Date:   August 10 1999        By:   /s/ James E. Young
                              James E. Young
                              President   and   Chief   Executive
                              Officer

Date:   August 10, 1999       By:   /s/ Willard C. Lewis
                              Willard C. Lewis
                              Senior Executive Vice President and
                              Chief Operating Officer

Date:   August 10, 1999       By:   /s/ Samuel J. Cox
                              Samuel J. Cox
                              Senior  Vice  President  and  Chief
                                   Financial Officer