Form 10QSB
period 1999-09-30
CITIZENS BANCSHARES CORP /GA/
filed 1999-11-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                      FORM 10 - QSB

  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999


  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT

     For the transition period from  _________ to __________

                  Commission File No: 0 - 14535

                 CITIZENS BANCSHARES CORPORATION
         (Name of small business issuer in its charter)


       Georgia                      58-1631302
(State of Incorporation) (IRS Employer Identification No.)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia    30303
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

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:
2,230,065 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on October 31, 1999.


Part I. Financial Information:
Citizens Bancshares Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited-amounts in thousands)

                           ASSETS                             September 30,   December 31,
                                                                  1999            1998
                                                              -------------   ------------
Cash and due from banks                                     $      10,367   $      13,081
Federal funds sold                                                    304             553
Interest bearing deposits with banks                                7,026          11,125
Investment securities:
  Held to maturity                                                  7,580          14,314
  Available for sale                                               45,608          36,175
  Other investments                                                 1,004           1,271
                                                                  -------         -------
         Total investments                                         54,192          51,760

Loans, net of unearned income                                     126,104         118,063
   Less allowance for loan losses                                  (1,691)         (1,703)
                                                                  -------         -------
         Loans, net                                               124,413         116,360

Loans held for sale                                                                   406

Premises and equipment, net                                         7,237           5,957
Cash value of life insurance                                        4,815           4,030
Other assets                                                        5,987           3,555
                                                                  -------         -------

        Total assets                                        $     214,341   $     206,827
                                                                  =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
     Noninterest-bearing                                    $      47,873   $      49,612
     Interest-bearing                                             132,282         135,060
                                                                  -------         -------
            Total deposits                                        180,155         184,672

Other borrowed funds                                               12,723           1,428
Accrued expenses and other liabilities                              2,616           2,198
                                                                  -------         -------
            Total liabilities                                     195,494         188,298

Stockholders' equity:
Common stock-$1 par value; authorized
  5,000,000 shares; 2,230,065 and 2,164,065
  shares issued and outstanding at
  September 30, 1999 and December 31, 1998                          2,230           2,164

Common stock-$1 par value; authorized
  5,000,000 shares; 90,000 shares issued
  and outstanding at September 30, 1999                                90               -

Additional paid-in capital                                          7,500           6,174
Treasury stock, 103,000 shares at cost at September 30, 1999       (1,032)              -
Retained earnings                                                  10,672           9,606
Accumulated other comprehensive income                               (613)            585
                                                                  -------         -------
        Total stockholders' equity                                 18,847          18,529
                                                                  -------         -------

        Total liabilities and stockholders' equity          $     214,341   $     206,827
                                                                  =======         =======

See accompanying notes to these consolidated financial statements.



Citizens Bancshares Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited-amounts in thousands, except per share amounts)


                                                                        Three  Months                      Nine Months
                                                                     Ended September 30,                Ended September 30,
                                                                     1999            1998               1999           1998
                                                                   -----------------------            -----------------------
INTEREST INCOME:
  Loans, including fees                                     $       3,076   $       2,888        $     8,931    $      8,585
  Investment securities:
      Taxable                                                         707             469              2,071           1,431
      Tax-exempt                                                      113             110                338             234
  Interest bearing deposits                                            24             119                221             420
  Federal funds sold                                                    1              17                  7              99
                                                                    -----           -----             ------          ------
          Total interest income                                     3,921           3,603             11,568          10,769

INTEREST EXPENSE:
  Deposits                                                          1,302           1,260              3,852           3,737
  Other borrowed funds                                                 75              23                154              69
                                                                    -----           -----              -----           -----
          Total interest expense                                    1,377           1,283              4,006           3,806

          Net interest income                                       2,544           2,320              7,562           6,963

  Provision for loan losses                                            75              75                212             125
                                                                    -----           -----              -----           -----
           Net interest income after provision for
             loan losses                                            2,469           2,245              7,350           6,838
                                                                    -----           -----              -----           -----

NONINTEREST INCOME:
  Service charges on deposit accounts                                 936           1,046              2,741           3,030
  Commission and fees                                                 908             758              2,682           2,128
  Other operating income                                              241             205                852             705
                                                                    -----           -----              -----           -----
          Total noninterest income                                  2,085           2,009              6,275           5,863

NONINTEREST EXPENSE:
  Salaries and employee benefits                                    2,007           1,773              5,750           5,392
  Net occupancy and equipment                                         545             666              1,753           1,962
  Other operating expenses                                          1,361           1,196              4,123           3,433
                                                                    -----           -----             ------          ------
          Total other expense                                       3,913           3,635             11,626          10,787

          Income before income taxes                                  641             619              1,999           1,914

    Income tax expense                                                200             169                609             515
                                                                    -----           -----             ------          ------

          Net income                                        $         441   $         450        $     1,390    $      1,399

  Other comprehensive income (loss), net of taxes                    (253)            201             (1,198)            202
                                                                    -----           -----             ------          ------

  Comprehensive income (loss)                               $         188   $         651        $       192    $      1,601
                                                                    =====           =====             ======          ======


    Net income per common share, basic and diluted          $        0.20   $        0.21        $      0.64    $       0.65
                                                                    =====           =====             ======          ======

    Weighted average outstanding shares, basic and diluted          2,160           2,164              2,160           2,164
                                                                    =====           =====             ======          ======

See accompanying notes to these consolidated financial statements.



Citizens Bancshares Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited-amounts in thousands)


                                                                         Nine Months
                                                                      Ended September 30,
                                                                     1999            1998
                                                                   ------------------------
Cash flows from operating activities:
   Net income                                               $       1,390   $       1,399
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Provision for loan losses                                      212             125
       Depreciation and amortization                                  823             867
       Amortization (accretion), net                                   25              54
       Gain on investments                                             (7)            (12)
       Loss on sale of assets                                          20             228
       Net change in loans held for sale                              406               -
       Increase in other assets                                    (2,596)           (761)
       Increase (decrease) in accrued expense
         and other liabilities                                        418            (519)
                                                                   ------          ------
      Net cash provided by operating activities                       691           1,381

Cash flows from investing activities:
   Proceeds from maturities of investment securities
     held to maturity                                               6,727           7,488
   Proceeds from maturities of investment securities
     available for sale                                             5,626          11,185
   Purchases of investment securities held to maturity                  -            (789)
   Purchases of investment securities available for sale          (16,251)        (22,296)
   Net decrease in other investments                                  267             729
   Net  (increase) decrease in loans                               (8,265)          2,218
   Increase in cash surrender value                                  (785)           (345)
   Purchases of premises and equipment                             (2,103)         (1,122)
   Net change in interest bearing deposit                           4,099         (12,296)
   Net change in federal funds sold                                   249           3,419
   Proceeds from sale of real estate
     acquired through foreclosure                                     127             831
                                                                  -------         -------
     Net cash used in investing activities                        (10,309)        (10,978)

Cash flows from financing activities:
   Net change in noninterest bearing deposits                      (1,739)          1,697
   Net change in interest bearing deposits                         (2,778)          8,344
   Borrowings from line of credit                                   1,496           1,203
   Principal payment on debt                                         (200)           (585)
   Net change in FHLB advances                                     10,000          (1,576)
   Sale of common stock                                             1,482               -
   Purchase of treasury stock                                      (1,032)              -
   Dividends paid                                                    (325)              -
                                                                  -------         -------
       Net cash provided by financing activities                    6,904           9,083
                                                                  -------         -------

       Net change in cash and due from banks                       (2,714)           (514)

Cash and due from banks at beginning of period                     13,081          10,637
                                                                  -------         -------

Cash and due from banks at end of period                    $      10,367   $      10,123
                                                                  =======         =======
Supplemental disclosures of cash paid during the period for:

   Interest                                                 $       3,599   $       4,010
                                                                  =======         =======

   Income taxes                                             $         565   $         695
                                                                  =======         =======
Supplemental disclosures of noncash transactions:
   Real estate acquired through foreclosure                 $           -   $         118
                                                                  =======         =======

See accompanying notes to these consolidated financial statements.




        CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                   September 30, 1999 and 1998
                           (Unaudited)


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

The consolidated financial statements of Citizens Bancshares Corporation and Subsidiaries (the "Company") as of September 30,
1999 and for the three and nine months ended September 30,1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine months period have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The Company has followed those policies in preparing this report.

BRANCH OPENING

On August 27, 1999, the Company opened its eleven branch. The branch, a supermarket branch, is located on Old National Highway, Atlanta, Georgia. Also, during the three months period ended September 30, 1999, the Company received final approval to start construction of a new branch to be located on Cascade Highway in Atlanta, Georgia.

COMMON STOCK

The par value of the Company's voting and non-voting common stock is $1, and 5,000,000 shares are authorized for each class of stock.

On September 15, 1999, the Company entered into a Stock Purchase Agreement with Fannie Mae. The Agreement allowed Fannie Mae to purchase 66,000 shares of the Company's voting common stock and 90,000 shares of the Company's non-voting common stock. On September 15, 1999, Fannie Mae consummated the Agreement by purchasing 66,000 shares of voting common stock and 90,000 shares of non-voting common stock at a price of $9.50 per share for an aggregate purchase price of $1,482,000. When combined with shares already owned, Fannie Mae's investment in the Company represents less than 10% of the Company's total stockholders' equity.

The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. The Georgia
Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends available from the Bank to the Company without prior approval from the regulators is approximately $799,000.

On March 15, 1999, the Company paid a cash dividends of approximately $325,000 or $0.15 per share to shareholders on record as of December 15, 1998.

STOCK REPURCHASE PROGRAM

On August 21, 1999, The Company's Board of Directors authorized the repurchase of up to 108,203 shares, approximately 5% of outstanding shares, of the Company's common stock. The purchases will be made from time to time at fair market value in the open market and are expected to be completed over the next 12 months, depending on market conditions and other factors. As of September 30, 1999, the Company has repurchased 103,000 shares of its common stock at an average cost of approximately $10.02.

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

IMPACT OF NEW ACCOUNTING STANDARD

In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, 'Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133' (Statement 137). Statement 137 defers for one year the effective date of FASB Statement of Financial Accounting Standards No. 133, 'Accounting for Derivatives Instruments and Hedging Activities' (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes 'special accounting' for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. As amended, Statement 133 is effective for quarters in fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of Statement 133 on its financial position and results of operations.

RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company, through the Bank and Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market area, metropolitan Atlanta. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through eleven full-service bank branches and its mortgage subsidiary.

The following discussion is of the Company's financial condition as of September 30, 1999 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 1999 and 1998.

FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets at September 30, 1999, were $214,341,000 - an increase of 9.41% over a year ago. For the nine month period, total assets increased 3.63%. This increase is a result of internal growth in almost all categories of assets, particularly earning assets such as loans and investment securities during the period.

For the nine months, the Company's interest bearing deposits and federal funds sold deceased $4,348,000 or 37.23%. These decreases are offset by a $2,432,000 or 4.70% increase in investment securities and a $8,041,000 or 6.81% increase in loans, net of unearned interest. For the third quarter, loans, net of unearned interest grew by $6,472,000 or 5.41% for the three month period.

For the first nine months of 1999, premises and equipment, net of depreciation increased $1,280,000 or 21.49%. This increase is primarily due to the purchased of the Company's West Peachtree Street branch building, which was leased from the Federal Deposit Insurance Corporation. Also, during the third quarter the Company opened a new branch location, its eleventh, in one of the nation's largest supermarket chains.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At September 30, 1999 and December 31, 1998, the Company's investment securities portfolio represented approximately 25.28% and 25.02% of total assets, respectively.

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

Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more in either principal or interest unless the loan is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, current period accrued and uncollected interest is charged to interest income on loans unless management feels the accrued interest is recoverable through the liquidation of collateral. Interest income, if any, on impaired loans is recognized on the cash basis.

At September 30, 1999, the recorded investment in loans that are considered to be impaired was approximately $1,892,000, a decrease of $1,506,000 from $3,398,000 at December 31, 1998. The related allowance for loan losses for each of these loans was approximately $433,000 and $568,000, respectively. For the nine months ended September 30, 1999, the Company recognized approximately $65,000 in interest income on these impaired loans on an accrual basis.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure and repossessed assets.
Nonperforming loans consist of loans that are past due with respect to principal or interest more than 90 days or have been placed on nonaccrual status.

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

Nonperforming loans decreased approximately $637,000 to $1,516,000 at September 30, 1999 from $2,153,000 at December 31,
1998. Nonperforming assets represented 1.20% of loans, net of unearned income and real estate acquired through foreclosure at September 30, 1999 as compared to 1.95% at December 31, 1998.

The table below presents a summary of the Company's nonperforming assets at September 30, 1999 and December 31, 1998.


                                                 1999            1998
                                            (Amounts in thousands, except
                                                  financial ratios)
Nonperforming assets:
   Nonperforming loans:
     Nonaccrual loans                          $ 1,394          $ 1,683
     Past-due loans                                122              470
                                                 -----            -----
           Nonperforming loans                   1,516            2,153

   Real estate acquired through foreclosure          -              147
                                                 -----            -----
       Total nonperforming assets              $ 1,516          $ 2,300
                                                 =====            =====

Ratios:
   Nonperforming loans to loans, net of
      unearned income                             1.20%            1.82%
                                                  =====            =====

   Nonperforming assets to loans (net of unearned
      income) and real estate acquired through
      foreclosure                                 1.20%            1.95%
                                                  =====            =====

   Nonperforming assets to total assets           0.71%            1.11%
                                                  =====            =====

   Allowance for loan losses to
      nonperforming loans                       111.54%           79.10%
                                                =======           ======

   Allowance for loan losses to
       nonperforming assets                     111.54%           74.10%
                                                =======           ======

Interest income on nonaccrual loans, which would have been reported for the nine months ended September 30, 1999, totaled approximately $29,000.


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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area. The Company's loans to area churches was approximately $33.4 million at September 30, 1999 compared to $36.7 million at December 31, 1998 which is generally secured by real estate. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value is equal to the outstanding balance of the financial instrument.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month period ended and year ended September 30, 1999 and December 31, 1998, respectively.

                                              1999        1998
                                       (Amounts in thousands, except
                                              financial ratios)


Loans, net of unearned income                $126,104    $118,063
                                              =======     =======

Average loans, net of unearned income
    and the allowance for loan losses        $118,306    $118,484
                                              =======     =======

Allowance for loans losses at the
    beginning of year                         $ 1,703     $ 1,752

Loans charged off:
    Commercial, financial, and agricultural        80         145
    Real estate - loan                            154          85
    Installment loans to individuals              204         215
                                               ------      ------
     Total loans charged off                      438         445
                                               ------      ------

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural         -          21
    Real estate - loan                            115          69
    Installment loans to individuals               99         131
                                               ------      ------
     Total loans recovered                        214         221
                                               ------      ------

     Net loans charged off                        224         224

Additions to allowance for loan losses
    charged to operating expense                  212         175
                                               ------      ------

Allowance for loan losses at period end       $ 1,691     $ 1,703
                                               ======      ======
Ratio of net loans charged off to average
    loans, net of unearned income and the
    allowance for loan losses                    0.19%       0.19%
                                               =======     =======

Allowance for loan losses to loans, net of
    unearned income
                                                 1.34%       1.44%
                                               =======     =======


DEPOSITS

Total deposits deceased $4,517,000 or 2.45% for the nine months period. Noninterest bearing deposits decreased $1,739,000 or 3.51%, while interest-bearing deposits decreased $2,778,000 or 2.06%. The decreases are primarily due to interest sensitive customers shifting their funds out of the Bank as they look for higher yields in a low interest rate environment. Also, the Company maintains the operating accounts for several large public sector customers, which fluctuates on a month to month basis.

OTHER BORROWED FUNDS

On September 30, 1999, the Company borrowed $10,000,000 at 5.07% from the Federal Home Loan Bank of Atlanta as part of its Year 2000 liquidity strategy. The advance has a "Bermudan-Style" call feature that allows the advance to be called after an initial lockout period. The advance matures in ten years and has an initial lockout period of six months. Thereafter, the advance can be called quarterly on the coupon payment dates. Due to the current interest rate environment, management believes that Federal Home Loan Bank of Atlanta will call the advance after its lockout period of six months.

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the nine month period increased $599,000 to $7,562,000 compared to $6,963,000 for the same period in 1998. For the third quarter of 1999, net interest income increased $224,000 or 9.66% compared to the same period last year. The combination of reducing nonaccrual loans by $637,000 from September 30, 1998 and higher volume in the investment portfolio and commercial loans which pay a higher yield than fed funds sold and interest bearing deposits with banks contributed to these results. Also, lower rates paid on interest bearing deposits helped to increase the Company's net interest margin to 5.76% for the third quarter ended
1999 compared to 5.58% in the third quarter of 1998.

Noninterest income:

Noninterest income increased approximately $412,000 to $6,275,000 or 7.03% for the nine month period ended September 30, 1999 as compared to the same period in 1998. For the three month period ended September 30, 1999, noninterest income increased $76,000 or 3.78% compared to the same period in 1998. The increase in noninterest income is primarily due to an increase in commission and fees on mortgage loans of approximately $554,000 or 26.03% for the nine month period ended September 30, 1999, as a result of increase volume in loan closings.

Noninterest expense:

Noninterest expense increased approximately $839,000 or 7.78% during the nine month period as compared to the same period in 1998. The increase is attributable to a combination of data processing cost, professional services and costs associated with the increased mortgage loan volume. Data processing costs increased approximately $278,000 due to growth in the Company's deposit base, new product offerings, and having the information systems area outsource. Through the second quarter of 1998, the Company's data processing operations was handled in-house. Noninterest expense for the three months ended September 30, 1999 showed an increased of 7.65% or 278,000 compared to the same period in 1998 for similar reasons. However, the Company experienced slightly higher than anticipated expenses for the three months period related to marketing the opening of a new branch and the implementation of check imaging technologies that is expected to yield operating efficiencies in the future.

Net income:

The Company had net income of approximately $1,390,000 or $0.64 per share during the nine months ended September 30, 1999 as compared to $1,399,000 or $0.65 per share in 1998. The slight decrease in net income as compared to 1998 is attributable to an increase in net interest income and noninterest income of approximately $512,000 and $412,000, respectively, which is partially offset by an increase in noninterest expense of $839,000 and an increase in the provision for loan losses of $87,000. The Company had net income of approximately $441,000 or $0.20 per share during the third quarter of 1999 as compared to $450,000 or $0.21 per share during the same period in 1998. The decrease is due to an increase in noninterest expense of $278,000 and an increase in tax expense of $31,000 which is partially offset by an increase in net interest income of $224,000 and an increase in noninterest income of $76,000.

LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through interest bearing deposits and managing the maturities of investment securities. At September 30, 1999, approximately 8% of the investment portfolio will mature within the next year, 52% after one year but before five years. In addition, interest bearing deposits in other banks averaged approximately $6.2 million during the nine month period ended September 30, 1999. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

CAPITAL RESOURCES

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of September 30, 1999, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 10% respectively. Management believes, as of September 30, 1999, that the Company meets all capital adequacy requirements to which it is subject.

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

The Company and Bank do not use proprietary computer hardware or software. Therefore, they depend upon outsource data processing services and third party software. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the FDIC to assure that all mission critical applications will be renovated with testing in progress or contingency plans in the process of implementation. To date, the Company has completed its awareness, assessment, renovation and testing steps. The Company has completed the century date testing and validation of its core business systems.

The Bank's core processing, which maintains all customer record keeping and financial management information systems, is handled by Alltel Information Services (Alltel), an international company which provides application software and outsourcing services to financial services, mortgage, telecommunication and health care industries, serving more that 1,100 companies in 45 countries. Alltel has completed its awareness, assessment, renovation and testing steps.

Management has reviewed all of the Bank's significant commercial loan relationships to determine how much Y2K risk may exist in the Bank's customer base. To the extent that such risk is identified, management has requested such customers to develop their own compliance strategy and will require those customers to keep us informed of their progress. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's loan agreements and credit review processes have being modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include but will not be limited to requiring such customers to pay off their loans.

The costs of implementing Y2K solutions on mission critical systems have not been fully determined as of the date of this report. The Bank's local area computer network was already budgeted for upgrade in 1998 to ensure that workstations and file-servers will be Y2K ready. These upgrades and Y2K consultant services cost approximately $360,000 in 1998. As of September 1999, the Company has spent approximately $60,000 related to Y2K cost in 1999 and expects any additional Y2K costs, if any, to be minimal.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          On September 22, 1999, the Company filed a report on Form 8-K related to common stock sold to Fannie Mae.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CITIZENS BANCSHARES CORPORATION



Date:   November 10, 1999     By: /s/ James E. Young

                                   James E. Young
                                   President and Chief Executive Officer


Date:   November 10, 1999     By: /s/ Willard C. Lewis

                                   Willard C. Lewis
                                   Senior Executive Vice President and
                                     Chief Operating Officer

Date:   November 10, 1999     By: /s/ Samuel J. Cox

                                   Samuel J. Cox
                                   Senior Vice President and Chief
                                     Financial Officer