Form 10KSB40
period 1999-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2000-03-30
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

__X___     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] For fiscal year ended December 31, 1999

_____     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] For the transition period from ___________ to ____________

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
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___      No _____

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    X

     State issuer's revenues for its most recent fiscal year: $23,768,046

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $14,432,938 as of March 15, 2000. The aggregate market value of the voting stock held by non-affiliates of the registrant is based upon the most recent trades of voting stock on the NASDAQ Bulletin Board.

     Transitional Small Business Users Format: Yes _____     No __X___

Page 1 of ______ pages                                                                Exhibit Index on Page ____

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 24, 2000, are incorporated by reference into Part III.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

The Company

General

     Citizens Bancshares Corporation (the "Company") was incorporated as a Georgia business corporation in 1972 and became a bank holding company by acquiring all of the common stock of Citizens Trust Bank (the "Bank"). The Company presently has two operating subsidiaries, the Bank and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

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

     On March 10, 2000, the Company purchased certain assets and assumed all of the deposits of a failed institution from the Federal Deposit Insurance Corporation. The Company has no present plans to acquire any operating subsidiaries. The Company may, however, make acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business - Bank Holding Company Regulations."

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

     The Bank's home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30302. The Bank operates ten branch offices located in Atlanta, Lithonia, Decatur and Stone Mountain, Georgia. The Bank conducts a general commercial banking business that serves Fulton and DeKalb Counties, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

     The Bank does not engage in any line of business in addition to normal commercial banking activities. The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank's revenues derived from customers in foreign countries.

The Bank's Primary Service Area

     The Bank's primary service area consists of Fulton and DeKalb Counties, along with certain portions of Rockdale County. The primary focuses of the Bank are the small business and commercial/service firms in the area plus individuals and households who reside in or commute to the area. The majority of the Bank's customers are drawn from the described area.

Competition

     The Bank must compete for both deposit and loan customers with other financial institutions with greater resources than are available to the Bank. Currently, there are numerous branches of regional and local banks, as well as other types of entities offering financial services, located in the Bank's market area.

Deposits

     The Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts. The sources of deposits typically are residents and businesses and their employees within the Bank's market area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule that is competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

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

Investments

     As of December 31, 1999, investment securities comprised approximately 25.2% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 61.6% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

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

Employees

     As of December 31, 1999, the Bank had 152 full-time employees. The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

    Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

    Acquiring all or substantially all of the assets of any bank; or

    Merging or consolidating with any other bank holding company.

     Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Permitted Activities. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of a banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

    factoring accounts receivable,

    acquiring or servicing loans,

    leasing personal property,

    conducting discount securities brokerage activities,

    performing selected data processing services,

    acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

     On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks will become effective on March 11, 2000.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although the Company is eligible to elect to become a financial holding company, it currently has no plans to make such an election.

     Support of Subsidiary Institutions. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

     The Bank is a commercial bank charted under the laws of the State of Georgia and is a Federal Reserve member bank. Accordingly, the Federal Reserve and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law, and the Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, the Bank qualified for the well-capitalized category.

     Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

    The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

    The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

    The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

    The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

    The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

    The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

    The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

    The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consist of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consist of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 14% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 13%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 10%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to other capital guidelines issued by the Georgia Department of Banking and Finance and the Federal Reserve, respectively, which provide for minimum ratios of total capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 1999, the amount of dividends that could be paid by the Bank to the Company without prior regulatory approval is approximately $918,000.

Restrictions on Transactions with Affiliates

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

    loans or extensions of credit to affiliates;

    investment in affiliates;

    the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

    loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

    any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. DBT Holding Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

SELECTED STATISTICAL INFORMATION

     The following statistical information is provided for the Company as of and for the years ended December 31, 1999 and 1998. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

AVERAGE BALANCE SHEETS, INTEREST
RATES, AND INTEREST DIFFERENTIAL

Condensed consolidated average balance sheets for the dates indicated are presented below.

	December 31
	1999	1998
ASSETS:	(amounts in thousands)

Cash and due from banks

Interest-earning assets:

Loans, net(a)

Taxable investment securities

Tax-exempt investment securities

Federal funds sold

Interest bearing deposits

Total interest-earning assets

Premises and equipment, net

Other assets

TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY:

Noninterest-bearing deposits

Interest-bearing liabilities:

Savings and interest-bearing deposits

Time deposits

Other borrowed funds

Total interest-bearing liabilities

Accrued expenses and other liabilities

Total liabilities

Stockholders' equity:

Common stock (b)

Additional paid-in capital

Retained earnings

Accumulated other comprehensive income

Total stockholders' equity

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

	$ 10,464 120,185 44,768 9,633 1,184 5,316 181,086 6,516 11,337 $ 209,403 $ 50,445 62,876 69,796 4,827 137,499 2,992 190,936 2,210 6,562 10,187 (492) 18,467 $ 209,403	9,821 118,484 31,370 6,759 2,034 10,004 168,651 5,978 9,810 194,260 45,306 61,144 65,733 1,778 128,655 3,016 176,977 2,164 6,174 8,331 614 17,283 194,260
     Average loans are shown net of unearned income and the allowance for possible loan losses. Nonperforming loans are also included.
     Includes both voting and non-voting common stock.
December 31,
1999	1998
(amounts in thousands, except ratios)

Total interest-earning assets

Total interest-bearing liabilities

Excess of interest-earning assets over

Interest-bearing liabilities

INTEREST EARNED ON:

Loans, net

Taxable investment Securities (b)

Tax-exempt investment securities(a)

Federal funds sold

Interest bearing deposits

Total interest income

INTEREST PAID ON:

Savings and interest-bearing demand deposits

Time deposits(includes TT&L)

Other borrowed funds

Total interest expense

NET INTEREST EARNED

AVERAGE YIELD EARNED ON:

Loans, net

Taxable investment securities (b)

Tax-exempt investment securities(a)

Federal funds sold

Interest bearing deposits

TOTAL INTEREST-EARNING ASSETS

AVERAGE RATE PAID ON:

Savings and interest-bearing demand deposits

Time deposits

Other borrowed funds

TOTAL INTEREST-BEARING LIABILITIES

INTEREST RATE DIFFERENTIAL

NET INTEREST MARGIN

$ 181,086 137,499 $ 43,587 $ 12,356 2,774 685 65 256 16,136 1,653 3,498 319 5,470 $ 10,666 10.28% 6.20 7.11 5.49 4.82 8.91 2.63 5.01 6.61 3.98 4.93 5.89	168,651 128,655 39,996 11,391 2,004 508 103 564 14,570 1,574 3,506 109 5,189 9,381 9.61% 6.39 7.51 5.06 5.64 8.64 2.57 5.33 6.13 4.03 4.61 5.56
     Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.
     Includes dividend income.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

Selected Statistical Information

AVERAGE BALANCE SHEETS, INTEREST RATES
AND INTEREST DIFFERENTIAL Continued

The following table sets forth, for the year ended December 31, 1999, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

Increase Due to changes in (a)
1999	1998	(decrease)	Volume	Rate

INTEREST EARNED ON:

Loans, net (d)

Taxable investment securities (c)

Tax-exempt investment securities(b)

Federal funds sold

Interest-bearing deposits

TOTAL INTEREST INCOME

INTEREST PAID ON:

Savings and interest-bearing deposits

Time deposits

Other borrowed funds

TOTAL INTEREST EXPENSE

NET INTEREST EARNED

12,356 2,774 685 65 256 16,136 1,653 3,498 319 5,470 10,666	11,391 2,004 508 103 564 14,570 1,574 3,506 109 5,189 9,381	965 770 177 (38) (308) 1,566 79 (8) 210 281 1,285	170 843 210 (45) (245) 933 45 210 194 449 484	795 (73) (33) 7 (63) 633 34 (218) 16 (168) 801

  The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.
  Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.
  Includes dividend income.
  Included in interest earned on loans are fees of approximately $701,000 in 1999 and $397,000 in 1998. Includes interest income recognized on nonaccrual loans during 1999 and 1998.

The following table sets forth, for the year ended December 31, 1998, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

Increase Due to changes in (a)
1998	1997	(decrease)	Volume	Rate

INTEREST EARNED ON:

Loans, net (d)

Taxable investment securities (c)

Tax-exempt investment securities(b)

Federal funds sold

Interest-bearing deposits

TOTAL INTEREST INCOME

INTEREST PAID ON:

Savings and interest-bearing deposits

Time deposits

Other borrowed funds

TOTAL INTEREST EXPENSE

NET INTEREST EARNED

11,391 2,004 508 103 564 14,570 1,574 3,506 109 5,189 9,381	11,261 2,689 342 234 45 14,571 1,258 3,663 212 5,133 9,438	130 (685) 166 (131) 519 (1) 316 (157) (103) _56 (57)	276 (624) 199 (110) 571 312 187 (169) (97) _(79) 391	(146) (61) (33) (21) (52) (313) 129 12 (6) _135 (448)

  The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.
  Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.
  Includes dividend income.
  Included in interest earned on loans are fees of approximately $397,000 in 1998 and $257,000 in 1997. Includes interest income recognized on nonaccrual loans during 1998 and 1997.

INVESTMENT SECURITIES

The carrying values of investment securities - held to maturity at the indicated dates are presented below:

	December 31,
	1999	1998
	(amounts in thousands)
U.S. Treasury and U.S. Government agencies Mortgage-backed securities State, county, and municipal securities	$599 3,243 3,382	$4,998 5,634 3,682
Totals	$7,224	$14,314

The carrying values of investment securities - available for sale at the indicated dates are presented below:

	December 31,
	1999	1998
	(amounts in thousands)
U.S. Treasury and Government agencies State, county, and municipal securities	$37,971 5,990	$29,018 6,127
Mortgage-backed securities Equity securities	126 740	164 866

Totals	$44,827	$36,175

The following table shows the contractual maturities of all investment securities at December 31, 1999 and the weighted average yields (on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturing
		Within 1 Year			After 1 but Within 5 Years			After 5 but Within 10 Years		After 10 Years
		Amount	Yield		Amount	Yield		Amount	Yield		Amount	Yield
U.S. Treasury and U.S. Government agencies Mortgage-backed securities (a) State, county, and municipal securities Other equity securities(b Totals	$ $	599 617 150 - 1,366	5.72% 7.03% 6.36% -	$ $	20,880 121 1,448 - 22,449	5.96% 7.42% 6.71% -	$ $	17,091 1,378 1,226 - 19,695	6.21% 6.71% 7.13% -	$ $	- 1,253 6,548 740 8,541	- 6.59% 7.11% (b)

(a) Mortgage-backed securities have been categorized according to the maturity dates of the underlying loans. Principal repayments will occur at varying dates throughout the terms of the mortgages.

(b) Other equity securities are primarily comprised of an investment in stock of the Fannie Mae Corporation. These investments have no specific maturity date or yield.

The Company did not have any investments with a single issuer which exceeded 10% of the company's stockholders' equity at December 31, 1999, except for U.S. Treasury and U.S. Government agencies as shown in the table above.

LOANS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

December 31, 1999 1998 (amounts in thousands)
Commercial, financial, and agricultural Installment and single payment individual Real estate - mortgage Real estate - construction Other	$45,766 11,935 48,198 6,840 21,130 133,869	$37,506 10,764 48,244 5,298 17,096 118,908
Less: Net deferred loan fees Allowance for loan losses Loans, net	$247 1,612 132,010	247 1,702 $116,959

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-KSB. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta.

The Company's loans to area churches was approximately $37.5 million and $36.7 million at December 31, 1999 and 1998, respectively, which is generally secured by real estate. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value, is equal to the outstanding balance of the financial instrument.

The following table sets forth certain information at December 31, 1999, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans.

		One year or less	Due after one year through five years	Due after five years	Total
(amounts in thousands)
Commercial, financial, and agricultural Installment and single payment individual and other Real estate - commercial mortgage Real estate - residential mortgage Real estate - construction	$ $	6,387 11,713 1,784 1,484 2,824 24,192	31,739 16,761 12,226 11,313 3,819 75,858	7,640 4,591 5,553 15,838 197 33,819	45,766 33,065 19,563 28,635 6,840 133,869
Loans due after one year: Having predetermined interest rates Having floating interest rates Total					55,335 54,342 $109,677

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

At December 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,975,316 and $3,398,044 respectively (of which approximately $1,114,159 and $1,683,129 were on a nonaccrual basis). The related allowance for loan losses was $434,710 and $568,431, respectively. The average investment in impaired loans during 1999 and 1998 was $2,460,411 and $3,104,825, respectively. For the years ended December 31, 1999 and 1998, the Company recognized approximately $210,000 and $233,000, respectively in interest income on those impaired loans on an accrual basis income recognition method.

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

Nonperforming loans decreased to $1,254,000 at December 31, 1999, from $2,153,000 at December 31, 1998. Real estate acquired through foreclosure increased to $318,000 at December 31, 1999 from $147,000 at December 31, 1998. Nonperforming assets represent 1.17% of loans net of unearned income and real estate acquired through foreclosure at December 31, 1999 as compared to 1.94% at December 31, 1998.

The table below presents a summary of the Company's nonperforming assets at December 31, 1999 and 1998.

	December 31,
	1999	1998
	(amounts in thousand, except financial ratios)
Nonperforming assets: Nonperforming loans Nonaccrual loans Past-due loans Nonperforming loans Real estate acquired through foreclosure Total nonperforming assets	1,114 140 1,254 318 1,572	1,683 470 2,153 147 2,300

Ratios:

Nonperforming loans to loans, net of unearned income

Nonperforming assets to loans (net of unearned income) and real estate acquired through foreclosure

Nonperforming assets to total assets

Allowance for loan losses to nonperforming loans

Allowance for loan losses to nonperforming assets

	0.94% 1.17% 0.73% 128.56% 102.56%	1.81% 1.94% 1.11% 79.10% 74.04%

Interest income on nonaccrual loans, which would have been reported for the years ended December 31, 1999, 1998, and 1997 is summarized as follows:

		1999	1998 (amounts in thousands)	1997
Interest at contracted rate Interest at recorded as income Reduction of interest income	$ $	144 131 13	177 38 139	153 119 34

ALLOWANCE FOR LOAN LOSSES

The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

December 31,
1999	1998
(amounts in thousands)

Loans, net of unearned income at end of year

Average loans, net of unearned income and allowance for loan losses

Allowance for loan losses at beginning of year

Loans charged off:

Commercial, financial, and agricultural

Real estate loans

Installment and single payment individual

Total loans charged off

Recoveries of loans previous charged off:

Commercial, financial, and agricultural

Real estate loans

Installment and single payment individual

Total loans recovered

Net loans charged off

Additions to allowance for loan losses charged to expense

Allowance for loan losses at end of year

Ratio of net loans charged off to average loans, net of unearned income and the allowance for loan losses

Allowance for loan losses to loans, net unearned income at end of year

133,622 120,185 1,703 104 240 301 645 2 139 126 267 378 287 1,612 .31% 1.21%	$118,661 $118,484 $ 1,752 145 85 215 445 21 69 131 221 224 175 1,703 .19% 1.44%

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

Individually identified impaired loans are measured based on the present value of payments expected to be received, observable market prices, or for loans solely dependent on the collateral for repayment, the estimated fair market value of the collateral. If the recorded investment in the impaired loan exceeds the measure of estimated fair value, a valuation allowance is established as a component of the allowance for loan losses.

All loans that are past due 90 days or more as to principal and interest, or where reasonable doubt exists as to timely collection, are generally classified as non-performing loans unless well secured and in the process of collection.

The Company's process for determining an appropriate allowance for loan losses includes management's judgement and use of estimates. A general reserve of .8% is applied to the portion of the loan portfolio that is non-criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention", 15% for loans graded "Sub-standard", 50% for loans graded "Doubtful" and 100% for loans graded "Loss".

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

The allowance for loan losses at year ended December 31, 1999 was approximately $1,612,000, representing 1.21% of total loans, net of unearned income compared to approximately $1,703,000 at December 31, 1998, which represented 1.44% of total loans, net of unearned income.

For the year ended December 31, 1999 net loans charge-offs totaled $378,000 compared to net loans charge-offs of $224,000 during 1998. Loans graded as Sub-standard or worse (Classified Loans) were approximately $2,015,000, representing 1.5% of total loans, net of unearned income compared to approximately $3,398,000 or 2.9% of total loans, net of unearned income at December 31, 1998.

The method of allocation of allowance for loan losses among loans has been based on specific impairment of all loans determined by management and did not change materially from 1998 to 1999. In 1998 a group of consumer loans were written down individually to net market value and assigned an additional general allowance for loan losses equal to 15% of the principal balance. There were no other significant reallocations of the allowance for loan losses among certain types of loans. Management believes that the allowance for loan losses is adequate at December 31, 1999.

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans. The Company's church loans were approximately $37.5 million and $36.7 million at December 31, 1999 and 1998, respectively. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

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

	Commercial financial, and agricultural	Installment and single payment individual	Real Estate	Total
	(amounts in thousands, except percentages)
December 31, 1999 Allowance amount	$ 333	$ 260	$ 1,019	$ 1,612
Percent of loans in each category to total loans	34.2%	24.7%	41.1%	100%
December 31, 1998 Allowance amount	$ 512	$ 352	$ 839	$ 1,703
Percent of loans in each category to total loans	31.5%	23.4%	45.1%	100%

DEPOSITS

The average amount of and average rate paid on deposits by category for the last two years are presented below:

		Year ended December 31
		1999		1998
		Amount	Rate	Amount	Rate
	(amounts in thousands, except percentages)
Noninterest-bearing deposits Savings and interest-bearing demand deposits Time deposits Total average deposits	$ $	50,445 62,876 69,796 183,117	-% 2.63 5.01 2.81%	45,306 61,144 65,733 172,183	-% 2.57 5.33 2.95%

The maturities of time deposits of $100,000 or more as of December 31, 1999 are present below (amounts in thousands):

3 months or less Over 3 months through 6 months Over 6 months through 12 months Over 12 months Total outstanding	$ $	4,380 24,519 4,031 4,164 37,094

SHORT TERM BORROWINGS

There were no short-term borrowing for which the average balance out standing during the period was more than 30% of stockholders' equity for each of the years ended December 31, 1999, 1998 and 1997.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. For conservative purposes, the Company has included demand deposits such as NOW, money market and savings accounts in the three month category. However, the actual repricing of these accounts may lag beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income. The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities as of December 31, 1999.

	Cumulative amounts as of December 31, 1999
	Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	5 years over	Total
Interest-sensitive assets:
Investments	$ -	$ 1,366	$22,449	$28,236	$52,051
Loans	12,078	12,114	75,858	33,819	133,869
Federal funds sold	655	-	-	-	655
Interest bearing deposits with banks	561	-	-	-	561
Total interest-sensitive assets	13,294	13,480	98,307	62,055	187,136
Interest-sensitive liabilities:
Deposits	74,845	44,713	10,356	3	129,917
Other borrowings	10,000	835	-	-	10,835
Total interest-sensitive liabilities	84,845	45,548	10,356	3	140,752
Interest-sensitivity gap	$(71,551)	(32,068)	$87,951	$62,052	$46,384
Cumulative interest-sensitivity gap to Total interest-sensitivity assets	(38.23)%	(55.37)%	(8.37)%	24.79%	24.79%

ITEM 2. DESCRIPTION OF PROPERTIES

The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta, , Georgia. The Bank also operates ten branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 3610 M.L. King, Jr. Drive, Atlanta, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located in Cub Foods at 2841 Greenbriar Parkway, S.W., Atlanta, Georgia, which is leased (the lease expires in July 2013); the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at South DeKalb Mall, 2801 Candler Road, Decatur, Georgia, which is leased (the lease expires in June 2001); the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; and the office located at 6055 Old National Highway, College Park, Georgia which is leased (the lease expires in August 2004).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
RELATED SHAREHOLDER MATTERS

The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is very limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 1998. The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
March 31, 1998	$ 5.00	$ 5.00
June 30, 1998	5.00	5.00
September 30, 1998	7.50	5.00
December 31, 1998	7.50	7.50
March 31, 1999	8.00	8.00
June 30, 1999	11.50	8.50
September 30, 1999	10.00	6.00
December 31, 1999	7.00	6.00

As of March 15, 2000, there were 1,409 holders of record of Common Stock.

On January 24, 2000, the Company declared an annual cash dividend of $.16 per share for shareholders of record at December 31, 1999. In 1999, an annual cash dividend of $.15 per share was paid for stockholders of record at December 15, 1998. No dividends were paid by the Company during 1998. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See "Description of Business - Bank Regulation."

The Company did not have any sales of unregistered securities during 1997. Effective January 30, 1998, the Company granted to President and Chief Executive Officer, James E. Young an option to purchase 17,500 shares of common stock. The securities underlying this grant are unregistered. On September 15, 1999, the Company sold 66,000 shares of common stock and 90,000 shares of non-voting stock to Fannie Mae, each at a price of $9.50 per share, for an aggregate purchase price of $1,482,000. The shares were unregistered at the time of the sale. However, on December 2, 1999, the SEC declared effective the Registration Statement on Form S-3 filed by the Company, registering the shares of common stock acquired by Fannie Mae.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective January 30, 1998, the Company consummated a merger with First Southern Bancshares, Inc. and its subsidiaries, First Southern Bank and FSB Mortgage Services, Inc. FSB Mortgage Services, Inc.'s name was changed to Citizens Trust Bank Mortgage Services, Inc. on July 8, 1998. The Company exchanged 837,027 shares of its common stock and cash of approximately $4,469 for all of the stock and options of First Southern Bancshares, Inc. The merger was accounted for as a pooling of interests. The financial statements of the Company for the year ended December 31, 1997 have been restated to include First Southern Bancshares, Inc., First Southern Bank and FSB Mortgage Services.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes and Selected Statistical Information appearing in other sections of this Annual Report.

The Company's total assets increased 4.20% or approximately $8.7 million to $215,510,000 at December 31, 1999 compared to $206,827,000 at December 31, 1998. Loans, net of unearned income, increased 12.9% or $15.0 million, while total deposits decreased 1.0% or $1.9 million for the year ended December 31, 1999. Interest bearing deposits with banks decreased approximately $10.6 million or 95.0% as a result of loan growth. Average assets for the year ended December 31, 1999 totaled $209,403,000, an increase of 7.8% or $15.1million as compared to December 31, 1998.

Property held for sale in the amount of $1.4 million represents the purchase of the Company's West Peachtree Street branch building, which is located in downtown Atlanta and was previously leased from the Federal Deposit Insurance Corporation. During the fourth quarter of 1999, the Bank's management decided to close this branch and sell the property. Currently, the Company has a contract to sell the property in May 2000 at a price that exceeds the carrying value. Also, in 1999, the Company opened a new branch location in one of the nation's largest supermarket chains.

The Bank had outstanding advances of $10,000,000 from the FHLB at December 31, 1999 and no outstanding amounts at December 31, 1998. The outstanding advances bear interest at a fixed rate of 5.07%. The advances are due September 30, 2009; however, the FHLB shall have the option on March 30, 2000 to convert the advances into a floating rate advance based on LIBOR. The advances are collateralized by investment securities in the amount of $11,100,000. This borrowing was used for expected liquidity needs.

Interest income on loans, including fees, increased $965,000 or 8.47%, compared to a modest $130,000 increase in the prior year and interest expense on deposits also increased a modest $70,000 or 1.37% on a decline of interest bearing deposits of 3.81% or $5.1 million in 1999. However, interest expense on other borrowing increased approximately $211,000 or 194.4% due to borrowing for expected liquidity needs and warehousing funding of mortgage loans at the mortgage company.

Net income for the year ended December 31, 1999 increased 6.47% to approximately $1,881,000 from $1,766,000 for the year-ended December 31, 1998. As a result, net income per share increased to $.87 in 1999 compared to $.82 earned in 1998, return on average assets decreased slightly to .90% in 1999 from .91% in 1998 and return on average equity decreased to 10.19% in 1999 compared to 10.22% in 1998.

The following selected financial data for Citizens Bancshares Corporation and subsidiary should be read in conjunction with the consolidated financial statements and related notes appearing in another section of this Annual Report.

Years ended December 31 (amounts in thousands, except per share data and financial ratios)
1999	1998	1997

Operating data:

Net interest income

Provision for loan losses

Net income

Per share data:

Net income

Book value

Cash dividends paid

Balance sheet data:

Loans, net of unearned income

Deposits

Notes payable

Advances from Federal Home Loan Bank

Long-term debt and obligations

Under capital leases

Total assets

Average shareholders' equity

Average assets

Ratios:

Net income to average assets

Net income to average shareholders' equity

Dividend payout ratio

Average shareholders' equity to average assets

10,435 287 1,881 .87 8.47 0.15 133,622 182,813 835 10,000 - 215,510 18,467 209,403 .90% 10.19% 17.26% 8.82%	$ 9,209 $175 $1,766 $ .82 $ 8.56 $ - $118,661 $184,672 $ 1,427 $ - $ - $206,827 $17,283 $194,260 .91% 10.22% -% 8.90%	$ 9,322 $ 301 $ 317 $ .15 $ 7.76 $ 0.013 $121,414 $163,943 $ 275 $ 1,576 $ 585 $185,745 $ 15,879 $189,361 .17% 2.00% 8.73% 8.39%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's principal source of earnings, represents the amount by which the income received on interest-bearing assets (primarily loans and investment securities) exceeds the interest paid on interest-bearing liabilities (mainly deposits). The following table represents the Company's net interest income on a tax-equivalent basis. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34% for 1999, 1998, and 1997.

Years ended December 31
1999	1998	1997
(amounts in thousands)

Interest income

Tax-equivalent adjustment

Interest income, tax-equivalent basis

Interest expense

Net interest income, tax-equivalent basis

Provision for loan losses

Noninterest income

Noninterest expense

Income before income taxes

Income tax expense

Tax-equivalent adjustment

Income tax expense, tax-equivalent basis

Net income

15,904 234 16,138 (5,470) 10,668 (287) 7,864 (15,474) 2,771 (656) (234) (890) 1,881	$14,398 173 14,571 (5,189) 9,382 (175) 8,339 (14,904) 2,642 (703) (173) (876) $ 1,766	$14,455 116 14,571 (5,133) 9,438 (301) 6,621 (15,190) 568 (135) (116) (251) $ 317

Net interest income, on a fully tax-equivalent basis, accounted for 57.6% of net interest income and noninterest income before any provision for loan losses in 1999, 52.9% in 1998 and 59.1% in 1997. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company has an Asset/Liability Management Committee ("ALCO"), which is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposure. Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy .

Net interest income on a tax-equivalent basis increased $1,286,000 or 13.7% for the year ended 1999 as compared to the same period in 1998. During 1999, the net interest margin was 5.89% on average earning assets of approximately $181,086,000 compared to 5.56% on average earning assets of approximately $168,651,000 in 1998.

In 1998, net interest income on a tax-equivalent basis decreased $56,000 or .59% as compared to 1997. The Company's net interest margin decreased to 5.56% in 1998 from 5.70% in 1997 as a result of higher interest paid on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible loan losses at an adequate level. In 1999, the Company increased its provision for loan losses by $112,000 from 1998 largely due to growth in the loan portfolio. At December 31, 1999, loans, net of unearned income and the allowance for loan losses increased to $132 million from $117 million at December 31, 1998. The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. At December 31, 1999 and 1998, the Company's allowance for loan losses was approximately $1,612,000 or 1.21% of loans, net of unearned income compared to $1,703,000 or 1.44% of loans, net of unearned income. Management believes that the reserve for possible loan losses was adequate to provide for potential loan losses at December 31, 1999 and 1998.

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

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgement and use of estimates. A general reserve of .8% is applied to the portion of the loan portfolio that is not criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention", 15% for loans graded "Substandard", 50% for loans graded "Doubtful", and 100% for loans graded "Loss".

Noninterest Income

The Company offers a wide variety of fee generating services and considers the expansion of these services a major source of profitability in view of continuing market pressure on net interest income. Noninterest income decreased approximately $475,000 or 5.70% in 1999 from 1998. This decrease is attributed to a decline in service charges on deposit accounts. Service charges on deposit accounts decreased approximately $355,000 or 8.95% due to lower account transaction volume for both retail and commercial customers. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the Bank's service area, and the Atlanta, Georgia economy has been exceptionally strong for the past several years. Also in 1998, the Company liquidated a portion of its equity investment portfolio in anticipation of changes in market conditions in the capital markets. The Company realized a gain of approximately $360,000 in 1998 from this transaction. Gains on sale of securities in 1999 were approximately $7,000.

Noninterest income increased approximately $1.7 million or 26.0% in 1998 compared to 1997 as a result of $1.6 million increase in origination fees from the mortgage company and an increase in the gain on sales of various assets of approximately $260,000. These increases are partially offset by a decrease in service charges on deposit accounts.

Noninterest Expense

During 1999, noninterest expense increased $571,000 to $15.5 million. The increase is due to an increase in other operating expenses of $501,000. The increase is attributable to a combination of data processing costs and marketing the opening of a new branch and new products. Data processing costs increased approximately $315,000 compared to 1998 due to new product offerings and having the information systems area outsourced. Through the second quarter of 1998, the Company's data processing operations were handled in-house. Also, the Company experienced higher marketing expenses during 1999 in a successful effort to grow the size of the Bank. The Bank opened a new branch in 1999 and implemented check imaging technologies that are expected to yield operating efficiencies in the future. Marketing costs increased approximately $164,000 in 1999 compared to 1998.

In 1998, noninterest expense decreased $286,000 or 1.9% as compared to 1997. The decrease is due to a combination of a decrease in salaries and employee benefits of $683,000 and net occupancy and equipment of $79,000 as a result of the efficiencies gained in the merger with First Southern Bancshares. Other expenses increased $475,000 due the merger related issues.

Income Taxes

The effective tax rate for the Company during 1999 was 25.9%, but this rate does not fully demonstrate the contribution the Company makes as a corporate taxpayer. The Company's effective tax rate is lower as a result of the elimination of interest on obligations of qualifying state and municipal authorities. As this interest is not subject to federal income tax, qualifying authorities are able to issue these obligations at substantially lower interest rates compared to rates on taxable obligations. This results in an indirect subsidy from the federal government to the qualifying state and municipal authorities. Due to their tax-exempt characteristic, the Company and other holders of such obligations give up additional interest income which could have been earned in similar taxable investments since the stated interest rates on tax-exempt investments are lower than those of taxable investments.

At December 31, 1999, the Company's net deferred tax assets were approximately $1,135,000. A full valuation allowance has been recorded for the state net operating loss and credit carryover since it is more likely than not the related deferred tax assets will not be realized.

In 1999, the Company recognized income tax expense of approximately $657,000, or 25.8% of its income before income taxes as compared to an income tax expense of approximately $703,000 and $135,000 in 1998 and 1997, respectively, or 28.5% and 29.8%, respectively, of its earnings.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for the Company's fiscal year beginning January 1, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133. The Company is therefore unable to discuss the impact that adoption of SFAS 133 will have on its financial position and results of operations when the standard is adopted.

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

At December 31, 1999, approximately 2.6% of the investment securities portfolio had maturity dates within the next year and approximately 43.1% had maturity dates after one but within the next five years. Mortgage-backed securities have been categorized according to the maturity dates of the underlying loans; however, principal repayments will occur at varying dates throughout the terms of the mortgages. During 1999, interest-bearing deposits maintained at the Federal Home Loan Bank averaged approximately $5.3 million and federal funds sold averaged $1.2 million, thereby providing sufficient funds to meet immediate liquidity needs.

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

Capital Resources

The Company has maintained an adequate level of capital as measured by its average shareholders' equity to average assets ratio of approximately 8.82% and 8.90% in 1999 and 1998, respectively. At December 31, 1999, the Company and the Bank's regulatory capital were well above the required minimum amounts. See note 14, "Shareholders' Equity" to the Consolidated Financial Statements included in another section of this Annual Report.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's audited financial statements are included in Exhibit 13.1 to this Form 10-KSB:

Reports of Independent Certified Public Accountants

Financial Statements

Consolidated Balance Sheets dated as of December 31, 1999 and 1998

Consolidated Statements of Income for the years ended December 31, 1999,
1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
1998 and 1997

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000 under the headings, "Election of Directors - Director Nominees" at pages 2 and 3, "Principal Officers" at page 4, "Beneficial Ownership of Common Stock" at pages 6 through 8, and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" at page 8, and are incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000 under the heading, "Executive Compensation" at pages 4 through 6, and are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000 under the heading, "Beneficial Ownership of Common Stock" at pages 6 through 8, and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000 under the headings "Certain Transactions" at page 6, and are incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.
3.2	Bylaws.(1)
4.1	Instruments Defining the Rights of Security Holders.(2)
10.1	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(3)
10.2	Citizens Bancshares Corporation Employee Stock Purchase Plan.(3)
10.3	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(3)
10.4	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(4)
10.5	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999 Incentive Stock Option Plan.(5)
13.1	The Company's 1999 Annual Report including Reports of Independent Certified Public Accountants and Notes to the Financial Statements.
21	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Deloitte & Touche LLP
23.3	Consent of Porter Keadle Moore, LLP
23.4	Consent of Banks, Finley, White & Co.
23.5	Consent of Banks, Finley, White & Co.
24.1	Power of attorney. See the signature pages to this Report.
27.1	Financial Data Schedule (for SEC use only).

__________________

(1) Incorporated by reference to exhibit of same number in the Company's Registration Statement on Form 10, File No. 0-14535.

(2) See the Articles of Incorporation of the Company at Exhibit 3.1 hereto and the Bylaws of the Company at Exhibit 3.2 hereto.

(3) Incorporated by reference to exhibit of same number in the Company's 1998 Form 10-KSB.

(4) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3, File No. 333-91003.

(5) Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-3, File No. 333-91003.

(b) On September 21, 1999, the Company filed a Report on Form 8-K disclosing its sale of stock to Fannie Mae.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

By: /s/ James E. Young
James E. Young
President

Date: March 29, 2000

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

Signature	Title	Date

/s/ Herman J. Russell	Chairman of the Board	March 29, 2000

/s/ Gregory T. Baranco	Director	March 29, 2000

/s/ Bernard H. Bronner	Director	March 29, 2000

/s/ Thomas E. Boland	Director	March 29, 2000

/s/ Johnnie L. Clark	Director	March 29, 2000

/s/ James E. Young	Director and President*	March 29, 2000

/s/ Samuel J. Cox	Senior Vice President and Chief Financial Officer**	March 29, 2000

* Principal executive officer
** Principal Accounting and
Financial Officer

EXHIBIT INDEX
Exhibit Number	Exhibit	Page Number in Sequentially Numbered Copy
3.1	The Articles of Incorporation.
3.2	Bylaws.(1)
4.1	Instruments Defining the Rights of Security Holders.(2)
10.1	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(3)
10.2	Citizens Bancshares Corporation Employee Stock Purchase Plan.(3)
10.3	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(3)
10.4	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(4)
10.5	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(5)
13.1	The Company's 1999 Annual Report including Reports of Independent Certified Public Accountants and Notes to the Financial Statements.
21	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Deloitte & Touche LLP
23.3	Consent of Porter Keadle Moore, LLP
23.4	Consent of Banks, Finley, White & Co.
23.5	Consent of Banks, Finley, White & Co.
24.1	Power of attorney. See the signature pages to this Report.
27.1	Financial Data Schedule (for SEC use only).

(1) Incorporated by reference to exhibit of same number in the Company's Registration Statement on Form 10, File No. 0-14535.

(2) See the Articles of Incorporation of the Company at Exhibit 3.1 hereto and the Bylaws of the Company at Exhibit 3.2 hereto.

(3) Incorporated herein by reference to exhibit of same number in the Company's 1998 Form 10-KSB.

(4) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3, File No. 333-91003.

(5) Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-3, File No. 333-91003.