Form 10QSB
period 2000-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2000-05-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File No: 0 - 14535

CITIZENS BANCSHARES CORPORATION
(Name of small business issuer in its charter)

Georgia	58 - 1631302
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:       (404) 659 - 5959

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the 90 days. Yes X      No .

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: 2,230,065 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on April 30, 2000.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2000 and December 31, 1999
(unaudited - in thousands)

ASSETS
	2000	1999

Cash and due from banks	$13,051	$11,898
Federal funds sold	135	655
Interest bearing deposits	604	561
Investment securities	53,078	53,980

Loans, net of unearned income	163,175	133,622
Less: Allowance for loan losses	(2,884)	(1,612)
Loans, net	160,291	132,010

Property held for sale	1,410	1,405

Premises and equipment, net	5,918	5,993
Cash value of life insurance	5,257	4,923
Other assets	5,305	4,085
Total assets	$245,049	$215,510
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest-bearing deposits	$55,647	$52,896
Interest-bearing deposits	155,983	129,917
Total deposits	211,630	182,813

Other borrowed funds	10,635	10,835
Other liabilities	3,696	2,980
Total liabilities	225,961	196,628
	=======	=======
Stockholders' equity:
Common stock - $1 par value.
Authorized 5,000,000 shares;
issue and outstanding 2,230,065 shares	2,230	2,230

Common stock, non-voting - $1 par value.
Authorized 5,000,000 shares;
issue and outstanding 90,000 shares	90	90

Additional paid - in capital	7,445	7,445
Treasury stock at cost - 91,852 shares	(920)	(920)
Retained earnings	11,226	11,162
Accumulated other comprehensive loss	(983)	(1,125)
Total stockholders' equity	19,088	18,882

Total liabilities and stockholders' equity	$245,049	$215,510
	=======	======

See notes to the consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended March 31, 2000 and 1999
(unaudited - in thousands)
	2000	1999
Interest Income:
Loans, including fees	$3,372	$2,911
Investment securities	813	749
Federal funds sold	9	6
Interest bearing deposits	61	125
Total interest income	4,255	3,791

Interest Expense:
Deposits	1,429	1,287
Other borrowed funds	145	31
Total interest expense	1,574	1,318

Net interest income	2,681	2,473

Provision for loan losses:	60	62
Net interest income after
provision for loan losses	2,621	2,411

Noninterest Income:
Service charges on deposit accounts	810	931
Commissions and fees	623	848
Other operating income	254	352
Total noninterest income	1,687	2,131

Noninterest expense:
Salaries and employee benefits	1,790	1,833
Net occupancy and equipment	623	650
Other operating expenses	1,323	1,294
Total noninterest expense	3,736	3,777

Income before income taxes	572	765

Income tax expense	152	220

Net income	$420	$545
	=====	=====
Net income per share, basic and diluted	$0.19	$0.25
	=====	=====
Weighted average outstanding shares, basic and diluted	2,228	2,164

See notes to the consolidated financial statements.

Citizens Bancshares Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited-amounts in thousands)
	Three Months
	Ended March 30,
	2000	1999
Cash flows from operating activities:
Net income	$420	$545
Adjustments to reconcile net income
To net cash used in operating activities:
Provision for loan losses	60	62
Depreciation and amortization	271	301
Amortization (accretion), net	18	7
Gain on investments	-	(4)
Loss on sale of assets	-	18
Change in mortgage loans held for sale	-	(46)
Change in property held for sale	(5)	-
Change in other assets	(1,003)	(2,225)
Change in accrued expenses and other liabilities	220	875
Net cash used in operating activities	(19)	(467)

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	573	4,507
Proceeds from maturities of investment securities available for sale	4	4,623
Purchases of investment securities available for sale	-	(15,626)
Net decrease in other investments	449	-
Net change in loans	(5,647)	610
Net cash acquired in purchase from FDIC	3,208	-
Increase in cash surrender value	(334)	(307)
Purchases of premises and equipment	(196)	(60)
Net change in interest bearing deposit	(43)	5,806
Net change in federal funds sold	520	400
Proceeds from sale of real estate acquired through foreclosure	-	77
Net cash (used in) provided by investing activities	(1,466)	30

Cash flows from financing activities:
Net change in demand deposits	2,751	1,679
Net change in time and savings deposits	443	(2,897)
Repayment on line of credit	-	(98)
Principal payment on debt	(200)	-
Dividends paid	(356)	(325)
Net cash provided by (used in) financing activities	2,638	(1,641)

Net change in cash and due from banks	1,153	(2,078)

Cash and due from banks at beginning of period	11,898	13,081

Cash and due from banks at end of period	$13,051	$11,003
	======	=======
Supplemental disclosures of cash paid during the period for:
Interest	$1,197	$1,322
	=======	=======
Income taxes	$-	$193
	=======	=======
Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available
for sale, net of taxes	$(142)	$(258

See notes to the consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2000 and 1999
(unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("CTBS"). The Bank operates under a state charter and serves its customers in metropolitan Atlanta through twelve full-service branches.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term are the allowance for loan losses and valuation allowances associated with the recognition of deferred tax assets. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

The consolidated financial statements of the Company as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month periods have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company has followed those policies in preparing this report.

ACQUISITION

On March 10, 2000, the Company entered into a Purchase and Assumption Agreement (the "Agreement") with the Federal Deposit Insurance Corporation to purchase certain assets and assume all of the deposits of a failed institution, Mutual Federal Savings Bank of Atlanta, Georgia. The Company paid a premium of approximately $2.5 million for the deposits assumed ($28.6 million) and received approximately $3.1 million as a discount on the loans purchased ($26.0 million). The Company also obtained due from other banks of approximately $2.0 million.

The assets and liabilities are recorded at their estimated fair values as of the date of acquisition. Premiums paid on deposits and discounts received on loans are being accreted/amortized over the estimated life of the deposits assumed and the loans purchased. Currently, the Bank is leasing Mutual Federal Savings Bank's two branches and has an option to purchase these branches, which expires June 8, 2000.

COMMON STOCK

The par value of the Company's voting and non-voting common stock is $1, and 5,000,000 shares are authorized for each class of stock.

Basic net income per share (EPS) is computed based on net income divided by the weighted average number of common share equivalents outstanding. Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares. The only potential common shares are those related to stock options; however, such options were antidilutive, so diluted EPS is the same as basic EPS.

The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends that could be paid by the Bank to the Company in 2000 without prior regulatory approval is approximately $918,000.

On February 15, 2000, the Company paid a cash dividend of approximately $356,000 or $0.16 per share to stockholders on record as of December 31, 1999.

IMPACT OF NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for the Bank's fiscal year beginning January 1, 2001. The Company is currently evaluating the impact of SFAS 133 on its financial position and results of operations.

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

SUBSEQUENT EVENT

On May 4, 2000, the Company completed the sale of its West Peachtree Street building that is classified as held for sale at March 31, 2000 and December 31, 1999. The Company expects to realize a gain before income taxes of approximately $750,000 during the second quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that has two wholly owned subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company, through the Bank and Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market area, metropolitan Atlanta. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through twelve full-service bank branches and its mortgage subsidiary.

The following discussion is of the Company's financial condition as of March 31, 2000 and the changes in the financial condition and results of operations for the three month periods ended March 31, 2000 and 1999.

FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets at March 31, 2000, was $245,049,000 - an increase of 18.76% over a year ago. From December 31, 1999 to March 31, 2000 total assets increased 13.71%. This increase is primarily a result of the Company's acquisition of certain assets and the assumption of all the deposits of a failed institution from the FDIC on March 10, 2000. On March 10, 2000, the Company purchased approximately $22.9 million in loans, net of $3.1 million in discounts received from the FDIC and obtained due from other banks of approximately $2.0 million.

For the three months, the Company's interest bearing deposits and federal funds sold deceased $477,000 or 39.22% and investment securities decreased $902,000 or 1.67%. These decreases are attributable to funding needs for approximately $5,654,000 in new loans, net of unearned interest and excluding loans purchased from the FDIC. Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased $334,000 or 6.78% as a result of additional premiums paid during the first quarter of 2000. The increase in other assets of $1,220,000 or 29.87% is primarily due to the acquisition of certain assets from the FDIC and prepaid expenses.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At March 31, 2000 and December 31, 1999, the Company's investment securities portfolio represented approximately 21.44% and 25.05% of total assets, respectively.

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

At March 31, 2000, the recorded investment in loans that are considered to be impaired was approximately $4,300,000, an increase of $2,325,000 from $1,975,000 at December 31, 1999. The increase in impaired loans includes $2,215,000 related to loans purchased from the FDIC. The related allowance for loan losses for these loans was approximately $1,044,000 and $435,000, respectively. For the three months ended March 31, 2000, the Company recognized approximately $188,000 in interest income on these impaired loans on an accrual basis.

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

Nonperforming loans increased approximately $1,053,000 to $2,307,000 at March 31, 2000 from $1,254,000 at December 31, 1999. This increase is primarily due to the loans purchased from the FDIC. In accordance with the Purchased and Assumption Agreement between the FDIC and the Company, nonperforming loans purchased by the Company have a loss share arrangement. This arrangement provides for the reimbursement of 80% of the net charge-offs of shared loss loans plus reimbursable expenses for the first two years of the agreement. The amount of reimbursement associated with the loss share arrangement from the FDIC is not probable or estimable. Therefore, the Company cannot determine the impact this arrangement will have on its financial position and its result of operations. Nonperforming assets represented 1.60% of loans, net of unearned income and real estate acquired through foreclosure at March 31, 2000 as compared to 1.17% at December 31, 1999.

The table below presents a summary of the Company's nonperforming assets at March 31, 2000 and December 31, 1999.
	2000	1999
	(Amounts in thousands, except financial ratios)

Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$2,131	$1,114
Past-due loans	176	140
Nonperforming loans	2,307	1,254

Real estate acquired through foreclosure	322	318
Total nonperforming assets	$2,629	$1,572
	=======	======
Ratios:
Nonperforming loans to loans, net of
Unearned income	1.41%	0.94%
	=======	======
Nonperforming assets to loans(net of unearned
Income) and real estate acquired through foreclosure	1.60%	1.17%
	=======	======
Nonperforming assets to total assets	1.07%	0.73%
	=======	======
Allowance for loan losses to nonperforming loans	125.01%	128.56%
	=======	======
Allowance for loan losses to nonperforming assets	109.70%	102.56%
	=======	======

 Interest income on nonaccrual loans which would have been recorded for the three months period ended March 31, 2000 totaled approximately $388,000.

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

Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more as to either principal or interest unless the loan is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, current period accrued and uncollected interest is charged off against interest income on loans unless management feels the accrued interest is recoverable through the liquidation of collateral. Interest income, if any, on impaired loans is recognized on the cash basis.

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgment and use of estimates. A general reserve of .8% is applied to the portion of the loan portfolio that is non-criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention", 15% for loans graded "Substandard", 50%, for loans graded "Doubtful" and 100% for loans graded "Loss."

The aggregate of these reserves plus specific allowances as needed is compared to the actual reserve to determine the adequacy of the allowance for loan losses. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a monthly basis a comprehensive review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments and individual concentrations of credit.

Additions to the allowance for loan losses are made by monthly charges to the provision for loan losses. The level of provision for loan losses is established annually based on historical net charge-offs, projected growth of the loan portfolio and economic conditions. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area. The Company's loans to area churches was approximately $37.4 million at March 31, 2000 compared to $36.7 million at December 31, 1999 which is generally secured by real estate. The balance of such loans represents the accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month period and year ended March 31, 2000 and December 31, 1999, respectively.

ALLOWANCE FOR LOAN LOSSES
	2000	1999
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income	$163,175	$133,622

Average loans, net of unearned income and the
allowance for loan losses	$156,397	$120,185

Allowance for loans losses at the
beginning of year	$1,612	$1,703

Loans charged off:
Commercial, financial, and agricultural	152	104
Real estate - loans	16	240
Installment loans to individuals	107	301
Total loans charged off	275	645

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	10	2
Real estate - loans	-	139
Installment loans to individuals	77	126
Total loans recovered	87	267

Net loans charged off	188	378

Initial allowance established for loans purchased from the FDIC	1,400	-

Additions to allowance for loan losses
charged to operating expense	60	287

Allowance for loan losses at period end	$2,884	$1,612
	=======	========
Ratio of net loans charged off to average
loans, net of unearned income and the allowance
for loan losses	0.12%	0.31%
	=======	========
Allowance for loan losses to loans, net of
unearned income	1.77%	1.21%
	=======	========

At March 31, 2000, an initial allowance was established for the loans purchased from the FDIC. Based on its methodology for recording the allowance for loan losses, the Company allocated $1,400,000 of the $3,055,000 discount on loans purchased it received from the FDIC to the allowance for loan losses.

DEPOSITS

Total deposits increased $28,817,000 or 15.76% from December 31, 1999. Noninterest bearing deposits increased $2,751,000 or 5.20%, while interest-bearing deposits increased $26,066,000 or 20.06%. These increases are primarily due to the deposits, with a fair market value of approximately $25,363,000 at March 31, 2000, of a failed institution the Company assumed from the FDIC. The remaining increase represents normal growth in the Company's deposit base and is attributed to several marketing programs enacted by the Company.

OTHER BORROWED FUNDS

At March 31, 2000 and December 31, 1999, the Company had $635,000 and $835,000, respectively, outstanding under two unsecured notes payable. The notes bear interest at a rate 50 basis points below the lender's prime rate (9.00% at March 31, 2000) and are payable quarterly. Principal in the amount of $348,108 is due May 1, 2000 and the remaining principal is due June 30, 2000.

The Bank had outstanding advances of $10,000,000 from the Federal Home Loan Bank ("FHLB") at March 31, 2000 and at December 31, 1999. The outstanding advances bear interest at a fixed rate of 5.07%. The advances are due September 30, 2009; however, the FHLB had the option on March 30, 2000 to convert the advances into a floating rate advance based on LIBOR. On March 30, 2000, the FHLB informed the Bank that it was exercising its option to convert the advances of $10,000,000 into a floating rate advance based on LIBOR. Effective April 5, 2000, the Bank elected to refinance the advance at a fixed rate of 5.82%. The advance is due April 5, 2010 subject to an FHLB option to convert the advances into a floating rate advance based on LIBOR on October 5, 2000. The advances are collateralized by investment securities in the amount of $11,100,000.

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the three month period increased $208,000 to $2,681,000 compared to $2,473,000 for the same period in 1999. The increase in loans, which pay a higher yield than fed funds sold and interest bearing deposits with banks, contributed to this increase. Loans for the three months ended March 31, 2000 increased approximately $5,654,000, net of unearned interest and excluding loans purchased from the FDIC. Excluding loans purchased from the FDIC, loans for the first three months increased $21,842,000 or 18.60% compared to March 31, 1999.

Noninterest income:

While the Company offers a wide variety of fee generating services and considers the expansion of these services a major source of profitability in view of continuing market pressure on net interest income, noninterest income decreased approximately $444,000 or 20.84% from a year ago. This decrease is attributed to a decline in service charges on deposit accounts. Service charges on deposit accounts decreased approximately $121,000 or 13.00% due to lower account transaction volume for both retail and commercial customers. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the economy which has been exceptionally strong.

Further impacting first quarter 2000 results, is the Company's mortgage subsidiary which experienced a decline in revenues. Commissions and origination fees decreased $225,000 or 26.53% compared to March 31, 1999. The primarily factor affecting the Company's mortgage subsidiary is the same factor affecting the Bank, a rapid rise in interest rates. As a result, the mortgage subsidiary has been unfavorably impacted by decreased loan volume and price pressures.

Noninterest expense:

Noninterest expense decreased by approximately $41,000 or 1.09% during the three month period as compared to the same period in 1999. Salaries and net occupancy and equipment cost decreased approximately $43,000 and $27,000, respectively. The decrease is attributable to the closing of a branch in January 2000 which reduced the Bank's employee count and occupancy cost. Other operating expenses were up slightly, approximately $29,000, during the first quarter as the Bank implemented the sale of investment products and insurance as a new product line.

Net income:

The Company had net income of approximately $420,000 or $0.19 per share during the three months ended March 31, 2000 as compared to $545,000 or $0.25 per share in 1999. The decrease in net income is primarily attributable to the large decrease in nonaccrued loans during the first quarter of March 31, 1999. Nonaccrued loans decreased $686,000 to $997,000. One loan in particular, which was paid off, contributed approximately $0.05 per diluted share to last year's first quarter results. Additionally, the Company's mortgage subsidiary experienced a net loss for the first quarter of 2000 in the amount of $21,000 compared to a net income of $87,000 for the same period last year due to rising interest rates having a negative impact on loan originations.

LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through interest bearing deposits and managing the maturities of investment securities. At March 31, 2000, approximately 8% of the investment portfolio will mature within the next year, 52% after one year but before five years. In addition, interest bearing deposits in other banks averaged approximately $4.0 million during the three month period ended March 31, 2000. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

CAPITAL RESOURCES

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of March 31, 2000, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 12%, 11% and 9% respectively. As of March 31, 2000, the Company meets all capital adequacy requirements to which it is subject.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 2.      CHANGES IN SECURITIES

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

On March 24, 2000, the Company filed a report on Form 8-K related to the purchase of certain Mutual Federal Savings Bank of Atlanta, Georgia assets and the assumption of all of its deposits from the Federal Deposit Insurance Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: May 15, 2000	By:	/s/ James E. Young
James E. Young President and Chief Executive Officer

Date: May 15, 2000	By:	/s/ Willard C. Lewis
Willard C. Lewis Senior Executive Vice President and Chief Operating Officer

Date: May 15, 2000	By:	/s/ Samuel J. Cox
Samuel J. Cox Senior Vice President and Chief Financial Officer