Form 10QSB
period 2000-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2000-08-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                             FORM 10 - QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) TO THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended   June 30, 2000

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) TO THE EXCHANGE ACT

          For  the  transition period from  ______  to  ______

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


Registrant's telephone number, including area code: (404)659 - 5959


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such
filing requirements for the 90 days.   Yes  X     No     .

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date:
2,230,065 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on July 31, 2000.

                     CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets
                          June 30, 2000 and December 31, 1999
                                (unaudited - in thousands)

Assets                                           June 30,        December 31,
                                                   2000              1999

Cash and due from banks                 $         12,859      $    11,898
Federal funds sold                                   300              655
Interest bearing deposits                         10,833              561
Certificates of deposits                             900               -
Investment securities                             53,173               53

Loans, net of unearned income                    161,938          133,622
   Less: Allowance for loan losses                (2,778)          (1,612)
                     Loans, net                  159,160          132,010

Loans held for sale                                  347               -
Property held for sale                               -              1,405

Premises and equipment, net                        6,525            5,993
Cash value of life insurance                       5,470            4,923
Other assets                                       4,486            4,085
Total assets                            $        254,053       $  215,510


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing deposits       $          56,234      $    52,896
     Interest-bearing deposits                    163,134          129,917
                Total deposits                    219,368          182,813

   Other borrowed funds                            11,028           10,835
   Other liabilities                                3,593            2,980
                Total liabilities                 233,989          196,628

Stockholders' equity:
  Common stock - $1 par value.
      Authorized 5,000,000 shares;
      issued and outstanding 2,230,065 shares       2,230            2,230

  Common stock, non-voting - $1 par value.
      Authorized 5,000,000 shares;
      issued and outstanding 90,000 shares             90               90

  Additional paid - in capital                      7,445            7,445
    Treasury stock at cost-91,852 shares             (920)            (920)
      Retained earnings                            12,245           11,162
  Accumulated other comprehensive loss             (1,026)          (1,125)
                    Total stockholders' equity     20,064           18,882

  Total liabilities and stockholders' equity   $  254,053    $     215,510

See notes to the consolidated financial statements.


                   Citizens Bancshares Corporation and Subsidiaries
              Consolidated Statements of Income and Comprehensive Income
                            (unaudited-in thousands)

                                       Three Months           Six Months
                                      Ended June 30,        Ended June 30
                                      2000      1999        2000      1999
INTEREST INCOME:
  Loans, including fees              4,037    2,944   $   7,409  $  5,855
  Investment securities:
        Taxable                        691      727       1,390     1,364
        Tax-exempt                     115      113         229       225
  Federal funds sold                    15        6          24        12
  Interest bearing deposits             32       67          93       192
       Total interest income         4,890    3,857       9,145     7,648

INTEREST EXPENSE:
  Deposits                           1,809    1,264       3,238     2,552
  Other borrowed funds                 162       46         307        77
       Total interest expense        1,971    1,310       3,545     2,629
       Net interest income           2,919    2,547       5,600     5,019

  Provision for loan losses             90       75         150       137
   Net interest income after
       provision for loan losses     2,829    2,472       5,450     4,882

NONINTEREST INCOME:
  Service charges on deposit accounts  877      874       1,687     1,805
  Commission and fees                  675      927       1,298     1,774
  Gain on sale of real estate held
       of sale                         745       -          745        -
  Other operating income             1,107      258       1,361       610
     Total noninterest income        2,659    2,059       4,346     4,189

NONINTEREST EXPENSE:
  Salaries and employee benefits     1,991    1,910       3,781     3,743
  Net occupancy and equipment          638      560       1,261     1,208
  Other operating expenses           1,427    1,468       2,750     2,762
     Total other expense             4,056    3,938       7,792     7,713

     Income before income taxes      1,432      593       2,004     1,358

    Income tax expense                 413      188         565       408

     Net income                      1,019      405   $   1,439  $    950

Other comprehensive income
            (loss), net of             (43)    (687)         99      (945)

Comprehensive income (loss)             976     (282)  $  1,538  $      5

 Net income per common share,
               basic and diluted        0.46     0.19   $    0.65  $   0.44

 Weighted average outstanding shares,
          basic and diluted            2,228    2,164       2,228     2,164



                           Citizens Bancshares Corporation and Subsidiaries
                                Consolidated Statements of Cash Flows
                                       (unaudited-in thousands)

                                                             Six Months
                                                            Ended June 30,
                                                           2000       1999

Cash flows from operating activities:
   Net income                                  $           1,439        950
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Provision for loan losses                             150        137
       Depreciation                                          644        574
       Amortization (accretion), net                           4          4
       Gain on investments                                     -         (7)
       Gain on sale of assets                                  -         18
       Gain on sale of real estate held for sale             745          -
  Net change in loans held for sale                         (347)       (16)
  Change in other assets                                    (556)    (2,184)
  Change in accrued expenses and other liabilitie            117        375

      Net cash provided by (used in) operating activities    706       (149)

Cash flows from investing activities:
   Proceeds from maturities of investment securities
     held to maturity                                         10       5,998
   Proceeds from maturities of investment securities
     available for sale                                      843       5,619
   Purchases of investment securities available for sale    (365)    (16,254)
   Purchases of Certificates of deposits                    (900)         -
   Net (increase) decrease in other investments              453         267
   Net  change in loans                                   (4,606)     (1,679)
   Net cash acquired in purchase                           3,208          -
   Increase in cash surrender value                         (547)       (654)
   Purchases of premises and equipment                      (778)     (1,840)
   Net change in interest bearing deposit                (10,272)       9,010
   Net change in federal funds sold                          355          289
   Net expenditures on foreclosed real estate                (27)          -
   Proceeds from sale of premises                         (2,150)          -
   Proceeds from sale of real estate acquired
    through foreclosure                                       -           97

     Net cash (used in) provided by investing act       (10,397)         853

Cash flows from financing activities:
   Net change in demand deposits                          3,338          394
   Net change in time and savings deposits                7,477       (3,470)
   Borrowings from line of credit                           393          892
   Principal payment on debt                               (200)          -
   Dividends paid                                          (356)        (325)

    Net cash provided by (used in) financing activities  10,652         2509

       Net change in cash and due from bank                 961       (1,805)

Cash and due from banks at beginning of period           11,898       13,081

Cash and due from banks at end of period                 12,859       11,276

Supplemental disclosures of cash paid during the period for:
   Interest                                               3,295        2,451

   Income taxes                                             340          445

Supplemental disclosures of noncash transactions:
   Change in unrealized gain (loss) on investment
   securities available for sale, net of taxes               99         (945)


        CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
         Notes to the Consolidated Financial Statements
                     June 30, 2000 and 1999
                           (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta through its wholly owned subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("CTBS"). The Bank operates under a state charter and serves its customers in metropolitan Atlanta through thirteen full-service branches and its mortgage subsidiary.

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

The consolidated financial statements of the Company as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and six month periods have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The assets and liabilities are recorded at their estimated fair values as of the date of acquisition. Premiums paid on deposits and discounts received on loans are being accreted/amortized over the estimated life of the deposits assumed and the loans purchased. On July 14, 2000, the Bank completed its conversion of the deposits assumed and loans purchased to the Bank's general ledger system.

On June 8, 2000, the Company notified the FDIC of its intention to exercise its option to purchase two branch buildings and several land lots from the FDIC. The purchase transaction is expected to be completed by August 15, 2000. Upon completion of the purchases, management intents to and has received regulatory approval to close one of the locations due to its close proximity to the Bank's main office. The Bank will operate a branch at the other purchased location.

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

The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends that could be paid by the Bank to the Company in 2000 without prior regulatory approval is approximately $918,000. To date, the Bank has paid a cash dividend of approximately $369,000 to the Company.

On February 15, 2000, the Company paid a cash dividend of approximately $356,000 or $0.16 per share to stockholders on record as of December 31, 1999.

IMPACT OF NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. This statement is effective for the Bank's fiscal year beginning January 1, 2001. The Company believes that the impact of adopting SFAS 133 will not have a significant impact on its financial position and results of operations.

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.



MANAGEMENT'S DISCUSSION AND ANALYSIS


INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that has two wholly owns subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company, through the Bank and Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market area, metropolitan Atlanta. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through thirteen full-service bank branches and its mortgage subsidiary.

The following discussion is of the Company's financial condition as of June 30, 2000 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2000 and 1999.

FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets at June 30, 2000, were $254,053,000 - an increase of $49,356,000 or 24.11% over a year ago. From December 31, 1999 to June 30, 2000, total assets increased $38,543,000 or 17.88%. This increase is primarily a result of internal growth and the Company's acquisition of certain assets and the assumption of all the deposits of a failed institution from the FDIC on March 10, 2000. On March 10, 2000, the Company purchased approximately $22.9 million in loans, net of $3.1 million in discounts received from the FDIC and obtained due from other banks of approximately $2.0 million.

For the six months ended June 30, 2000, the Company's interest bearing deposits increased $10,272,000 as many Corporate and Governmental customers made significant deposits during the month of June. These funds can be temporary in nature and fluctuate monthly. For the six months ended June 30, 2000, federal funds sold deceased $355,000 or 54.20% and investment securities decreased $807,000 or 1.49%. These funds were used to financial additional loan growth and liquidity needs during the six months ended June 30, 2000. During June 2000, the U. S. Department of the Treasury certified the Bank as a Community Development Financial Institution ("CDFI"). This program provides the
Bank the opportunity to increase loans and financial services within the inner city by applying for grants through the Bank Enterprise Award Program administered by the Treasury Department. As of June 30, 2000, the Bank has invested $900,000 in certificates of deposits with other CDFI institutions.

From December 31, 1999 to June 30, 2000, total loans increased approximately $4,500,000, net of unearned interest and excluding loans purchased from the FDIC. Premises and equipment increased $532,000 or 8.88% primarily as a result of two transactions that occurred during the second quarter. On May 4, 2000, the Company completed the sale of its West Peachtree Street branch building that was classified as held for sale at December 31, 1999. The Company realized a gain of approximately $491,000, net of income taxes on this transaction. On June 16, 2000, the Bank opened its thirteenth full-service branch located on Cascade Road in Atlanta, Georgia. Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased $547,000 or 11.11% as a result of additional premiums paid during 2000.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At June 30, 2000 and December 31, 1999, the Company's investment securities portfolio represented approximately 20.93% and 25.05% of total assets, respectively.

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

At June 30, 2000, the recorded investment in loans that are considered to be impaired was approximately $3,529,000, an increase of $1,554,000 from $1,975,000 at December 31, 1999. The increase in impaired loans includes $1,636,000 related to loans purchased from the FDIC. The related allowance for loan losses for these loans was approximately $1,276,000 at June 30, 2000 and $435,000 at December 31, 1999. For the six months ended June 30, 2000, the Company recognized approximately $165,000 in interest income on these impaired loans on an accrual basis.

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

Nonperforming loans increased approximately $703,000 to $1,957,000 at June 30, 2000 from $1,254,000 at December 31, 1999.
This increase is primarily due to the loans purchased from the FDIC. In accordance with the Purchase and Assumption Agreement between the FDIC and the Company, nonperforming loans purchased by the Company have a loss share arrangement. This arrangement provides for the reimbursement of 80% of the net charge-offs of shared loss loans plus reimbursable expenses for the first two years of the agreement. The amount of reimbursement associated with the loss share arrangement from the FDIC is not probable or estimable. Therefore, the Company cannot determine the impact this arrangement will have on its financial position and its results of operations. Nonperforming assets represented 1.41% of loans, net of unearned income and real estate acquired through foreclosure at June 30, 2000 as compared to 1.17% at December 31, 1999.

The table below presents a summary of the Company's nonperforming assets at June 30, 2000 and December 31, 1999.

                                                     2000            1999
                                                (Amounts in thousands, except
                                                      financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans                                $      1,824    $     1,114
Past-due loans                                           133            140
Nonperforming loans                                    1,957          1,254

Real estate acquired through foreclosure                 322            318
Total nonperforming assets                      $      2,279    $     1,572

Ratios:
Nonperforming loans to loans, net of
unearned income                                         1.21%          0.94%

Nonperforming assets to loans(net of unearned
income) and real estate acquired through foreclosure    1.41%          1.17%

Nonperforming assets to total assets                    0.90%          0.73%

Allowance for loan losses to nonperforming loans      141.95%        128.56%

Allowance for loan losses to nonperforming assets     121.90%        102.56%

Interest income on nonaccrual loans which would have been recorded for the six month period ended June 30, 2000 totaled approximately $76,000.

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

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgment and use of estimates. A general reserve of between 0.8% to 1.0% is applied to the portion of the loan portfolio that is non-criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention", 15% for loans graded "Substandard", 50%, for loans graded "Doubtful" and 100% for loans graded "Loss."

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area. The Company's loans to area churches was approximately $40.4 million at June 30, 2000 compared to $36.7 million at December 31, 1999 which is generally secured by real estate. The balance of such loans represents the accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month period and year ended June 30, 2000 and December 31, 1999, respectively.

ALLOWANCE FOR LOAN LOSSES
                                                     2000           1999
                                              (Amounts in thousands, except
                                                   financial ratios)

Loans, net of unearned income                     $   161,938    $    133,622

Average loans, net of unearned income and the
    allowance for loan losses                     $   161,245    $    120,185

Allowance for loans losses at the
    beginning of year                             $     1,612    $      1,703

Loans charged off:
    Commercial, financial, and agricultural               255             104
    Real estate - loans                                    25             240
    Installment loans to individuals                      235             301
Total loans charged off                                   515             645

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural                14               2
    Real estate - loans                                    20             139
    Installment loans to individuals                       97             126
Total loans recovered                                     131             267

Net loans charged off                                     384             378
Initial allowance established for loans purchased
from the FDIC                                           1,400              -   -

Additions to allowance for loan losses
     charged to operating expense                         150             287

Allowance for loan losses at period end           $     2,778  $        1,612

Ratio of net loans charged off to average
    loans, net of unearned income and the allowance
    for loan losses                                      0.24%          0.31%

Allowance for loan losses to loans, net of
   unearned income                                       1.72%          1.21%

At March 31, 2000, an initial allowance was established for the loans purchased from the FDIC. Based on its methodology for recording the allowance for loan losses, the Company allocated $1,400,000 of the $3,055,000 discount on loans purchased it received from the FDIC to the allowance for loan losses. This is a preliminary allocation and is subject to revision based on the resolution of certain pre-acquisition contingencies.

DEPOSITS

Total deposits increased $36,555,000 or 20.00% from December 31, 1999. Noninterest bearing deposits increased $3,338,000 or 6.31%, while interest-bearing deposits increased $33,217,000 or 25.57%. These increases are primarily due to approximately $28.6 in deposits of a failed institution the Company assumed from the FDIC. The remaining increase represents normal growth in the Company's deposit base and is attributed to several marketing programs enacted by the Company.

OTHER BORROWED FUNDS

At June 30, 2000 and December 31, 1999, the Company had $635,000 and $835,000, respectively, outstanding under an unsecured note payable. The note bears interest at a rate 50 basis points below the lender's prime rate (9.50% at June 30, 2000) and is payable quarterly. The unsecured note payable was renewed May 1, 2000 and the principal balance is due May 1, 2001.

At June 30, 2000, Mortgage Services had $393,000 outstanding under a $5,000,000 line of credit. The line of credit bears interest at a rate equal to 200 basis points above LIBOR (9.81% at June 30, 2000) and is payable monthly. The line of credit expires November 31, 2000 and is secured by the underlying mortgages originated using proceeds from draws on the line of credit.

The Bank had outstanding advances of $10,000,000 from the Federal Home Loan Bank (the "FHLB") at June 30, 2000 and at December 31, 1999. The outstanding advances bear interest at a fixed rate of 5.82% at June 30, 2000. The advances are due April 5, 2010; however, the FHLB has the option on October 5, 2000 to convert the advances into a floating rate advance based on LIBOR. The advances are collateralized by investment securities with a market value of $10,709,000 at June 30, 2000.

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the six months ended June 30, 2000 increased $581,000 to $5,600,000 compared to $5,019,000 for the six month period ended June 30, 1999. For the three month period ended June 30, 2000, net interest income increased $372,000 or 14.61% compared to the same period last year. The growth in loan volume, which pays a higher yield than other income earning assets, contributed to these results. For the second quarter, loans income, including fees increased $1,093,000 or 37.13% compared to the same period of last year. For the six month period, loans income, including fees increased $1,554,000 or 26.54% compared to June 30, 1999. Loan growth for the six months ended June 30, 2000 increased approximately $28,316,000 or 21.19%, net of unearned interest. For the three month period new loans, net of maturing loans, decreased slightly by $1,237,000.

Interest expense for the six months ended June 30, 2000 increased $916,000 or 34.84% compared to the same period last year. This increase is primarily due the rise in interest rates, which increase the cost of funds at the Bank and the increase in interest bearing deposits assumed from a failed institution.
Also impacting interest expense was the borrowing from the FHLB to finance temporary liquidity needs and loan growth.


Noninterest income:

The Company offers a wide variety of fee generating services and considers the expansion of these services a major source of profitability in view of continuing market pressure on net interest income. This year, the Company has expanded its product line to offer investment and insurance products. Recently, the Company added MasterMoney Debit Card to its product line. For the six month period, noninterest income increased approximately $157,000 or 3.75% from a year ago. For the second quarter, noninterest income increased $600,000 compared to the prior year second quarter. This increase is primarily due to a $745,000 gain on property held for sale in the second quarter. Excluding this gain, noninterest income decreased $145,000 for the three month period and $588,000 for the six month period. The primary reason for this drop in noninterest income is the Company's mortgage subsidiary which is experiencing a decline in revenues. Commissions and origination fees decreased $476,000 or 26.83% compared to the six months ended June 30, 1999 and $252,000 or 27.18% when compared to the prior year's second quarter results. The primarily factor affecting the Company's mortgage subsidiary is a rapid rise in interest rates. As a result, the mortgage subsidiary has been unfavorably impacted by decreased loan volume and price pressures.

Other operating income increased $104,000 for the three month period ended June 30, 2000 but service charges on deposits accounts were flat, increasing only $3,000 for the same period. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the economy which continues to be strong in the metro-Atlanta area.

Noninterest expense:

Noninterest expense increased slightly by approximately $118,000 or 3.00% during the three month period ended June 30, 2000 as compared to the same period in 1999. For the six month period, noninterest expense increased $79,000 or 1.02%. Salaries and net occupancy and equipment cost increased approximately $81,000 and 78,000, respectively, as a result of operating the failed institution's two branch network during the second quarter ended June 30, 2000. Effective, July 14, 2000, the Company closed one of the branches. Other operating expenses were down approximately $41,000 or 2.79% during the second quarter and are attributable to the closing of a branch in the first quarter.

Net income:

The Company had net income of approximately $1,019,000 or $0.46 per share during the three months ended June 30, 2000. Excluding the gain on property held for sale, net of taxes which contributed $0.22 per share, the Company had net income of approximately $528,000 or $0.24 per share as compared to $405,000 or $0.19 per share for the same period in 1999. For the six month period, the Company earned $0.65 per share compared to $0.44 per share for the same period last year. The increase in net income is primarily due to growth in loan volume and maintaining a strong net interest margin in a rising rate environment. Additionally, the Company's mortgage subsidiary turned a profit of $11,000 in the second quarter compared to a loss of $21,000 in the first quarter of 2000. For the six month period, the mortgage subsidiary has a net loss of $10,000 compared to a net income of $162,000 for the same period last year due to rising interest rates having a negative impact on loan originations.


LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also, providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through interest bearing deposits and managing the maturities of investment securities. At June 30, 2000, approximately 4% of the investment portfolio will mature within the next year, 41% after one year but before five years. In addition, interest bearing deposits in other banks averaged approximately $3.0 million during the six month period ended June 30, 2000. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

CAPITAL RESOURCES

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of June 30, 2000, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 13%, 12% and 8% respectively. As of June 30, 2000, the Company meets all capital adequacy requirements to which it is subject.


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



                              CITIZENS BANCSHARES CORPORATION



Date:   August 14, 2000       By:   /s/ James E. Young
                                        James E. Young
                                        President  and  Chief  Executive
                                        Officer


Date:   August 14, 2000       By:   /s/ Willard C. Lewis
                                        Willard C. Lewis
                                        Senior Executive Vice President and
                                        Chief Operating Officer

Date:   August 14, 2000       By:   /s/ Samuel J. Cox
                                        Samuel J. Cox
                                        Senior  Vice  President  and  Chief
                                        Financial Officer