Form 10QSB/A
period 2000-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2000-09-21
CIK 813640

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
                                (unaudited - in thousands)

Assets                                           June 30,        December 31,
                                                   2000              1999

Cash and due from banks                 $         12,859      $    11,898
Federal funds sold                                   300              655
Interest bearing deposits                         10,833              561
Certificates of deposits                             900               -
Investment securities                             53,173           53,980

Loans, net of unearned income                    161,938          133,622
   Less: Allowance for loan losses                (2,778)          (1,612)
                     Loans, net                  159,160          132,010

Loans held for sale                                  347               -
Property held for sale                               -              1,405

Premises and equipment, net                        6,525            5,993
Cash value of life insurance                       5,470            4,923
Other assets                                       4,486            4,085
Total assets                            $        254,053       $  215,510


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing deposits       $          56,234      $    52,896
     Interest-bearing deposits                    163,134          129,917
                Total deposits                    219,368          182,813

   Other borrowed funds                            11,028           10,835
   Other liabilities                                3,593            2,980
                Total liabilities                 233,989          196,628

Stockholders' equity:
  Common stock - $1 par value.
      Authorized 5,000,000 shares;
      issued and outstanding 2,230,065 shares       2,230            2,230

  Common stock, non-voting - $1 par value.
      Authorized 5,000,000 shares;
      issued and outstanding 90,000 shares             90               90

  Additional paid - in capital                      7,445            7,445
    Treasury stock at cost-91,852 shares             (920)            (920)
      Retained earnings                            12,245           11,162
  Accumulated other comprehensive loss             (1,026)          (1,125)
                    Total stockholders' equity     20,064           18,882

  Total liabilities and stockholders' equity   $  254,053    $     215,510

See notes to the consolidated financial statements.


                   Citizens Bancshares Corporation and Subsidiaries
              Consolidated Statements of Income and Comprehensive Income
                            (unaudited-in thousands)

                                       Three Months           Six Months
                                      Ended June 30,        Ended June 30
                                      2000      1999        2000      1999
INTEREST INCOME:
  Loans, including fees              4,037    2,944   $   7,409  $  5,855
  Investment securities:
        Taxable                        691      727       1,390     1,364
        Tax-exempt                     115      113         229       225
  Federal funds sold                    15        6          24        12
  Interest bearing deposits             32       67          93       192
       Total interest income         4,890    3,857       9,145     7,648

INTEREST EXPENSE:
  Deposits                           1,809    1,264       3,238     2,552
  Other borrowed funds                 162       46         307        77
       Total interest expense        1,971    1,310       3,545     2,629
       Net interest income           2,919    2,547       5,600     5,019

  Provision for loan losses             90       75         150       137
   Net interest income after
       provision for loan losses     2,829    2,472       5,450     4,882

NONINTEREST INCOME:
  Service charges on deposit accounts  877      874       1,687     1,805
  Commission and fees                  675      927       1,298     1,774
  Gain on sale of real estate held
       for sale                        745       -          745        -
  Other operating income               362      258         616       610
     Total noninterest income        2,659    2,059       4,346     4,189

NONINTEREST EXPENSE:
  Salaries and employee benefits     1,991    1,910       3,781     3,743
  Net occupancy and equipment          638      560       1,261     1,208
  Other operating expenses           1,427    1,468       2,750     2,762
     Total other expense             4,056    3,938       7,792     7,713

     Income before income taxes      1,432      593       2,004     1,358

    Income tax expense                 413      188         565       408

     Net income                      1,019      405   $   1,439  $    950

Other comprehensive income
        (loss), net of taxes           (43)    (687)         99      (945)

Comprehensive income (loss)             976     (282)  $  1,538  $      5

 Net income per common share,
               basic and diluted        0.46     0.19   $    0.65  $   0.44

 Weighted average outstanding shares,
          basic and diluted            2,228    2,164       2,228     2,164



                           Citizens Bancshares Corporation and Subsidiaries
                                Consolidated Statements of Cash Flows
                                       (unaudited-in thousands)

                                                             Six Months
                                                            Ended June 30,
                                                           2000       1999

Cash flows from operating activities:
   Net income                                  $           1,439        950
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Provision for loan losses                             150        137
       Depreciation                                          644        574
       Amortization (accretion), net                           4          4
       Gain on investments                                     -         (7)
       Gain on sale of assets                                  -         18
       Gain on sale of real estate held for sale            (745)          -
  Net change in loans held for sale                         (347)       (16)
  Change in other assets                                    (556)    (2,184)
  Change in accrued expenses and other liabilities           117        375

      Net cash provided by (used in) operating activities    706       (149)

Cash flows from investing activities:
   Proceeds from maturities of investment securities
     held to maturity                                         10       5,998
   Proceeds from maturities of investment securities
     available for sale                                      843       5,619
   Purchases of investment securities available for sale    (365)    (16,254)
   Purchases of certificates of deposits                    (900)         -
   Net (increase) decrease in other investments              453         267
   Net  change in loans                                   (4,527)     (1,679)
   Net cash acquired in purchase                           3,208          -
   Increase in cash surrender value                         (547)       (654)
   Purchases of premises and equipment                      (778)     (1,840)
   Net change in interest bearing deposit                (10,272)       9,010
   Net change in federal funds sold                          355          289
   Net expenditures on foreclosed real estate                (27)          -
   Proceeds from sale of premises                          2,150          -
   Proceeds from sale of real estate acquired
    through foreclosure                                       -           97

    Net cash (used in) provided by investing activities  (10,397)        853

Cash flows from financing activities:
   Net change in demand deposits                          3,338          394
   Net change in time and savings deposits                7,477       (3,470)
   Borrowings from line of credit                           393          892
   Principal payment on debt                               (200)          -
   Dividends paid                                          (356)        (325)

    Net cash provided by (used in) financing activities   10,652      (2,509)

       Net change in cash and due from banks                 961      (1,805)

Cash and due from banks at beginning of period           11,898       13,081

Cash and due from banks at end of period                 12,859       11,276

Supplemental disclosures of cash paid during the period for:
   Interest                                               3,295        2,451

   Income taxes                                             340          445

Supplemental disclosures of noncash transactions:
   Change in unrealized gain (loss) on investment
   securities available for sale, net of taxes               99         (945)


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

For the six months ended June 30, 2000, the Company's interest bearing deposits increased $10,272,000 as many Corporate and Governmental customers made significant deposits during the month of June. These funds can be temporary in nature and fluctuate monthly. For the six months ended June 30, 2000, federal funds sold decreased $355,000 or 54.20% and investment securities decreased $807,000 or 1.49%. These funds were used to finance additional loan growth and liquidity needs during the six months ended June 30, 2000. During June 2000, the U. S. Department of the Treasury certified the Bank as a Community Development Financial Institution ("CDFI"). This program provides the
Bank the opportunity to increase loans and financial services within the inner city by applying for grants through the Bank Enterprise Award Program administered by the Treasury Department. As of June 30, 2000, the Bank has invested $900,000 in certificates of deposits with other CDFI institutions.

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

At June 30, 2000, Mortgage Services had $393,000 outstanding under a $5,000,000 line of credit. The line of credit bears interest at a rate equal to 200 basis points above LIBOR (9.81% at June 30, 2000) and is payable monthly. The line of credit expires November 30, 2000 and is secured by the underlying mortgages originated using proceeds from draws on the line of credit.

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


Noninterest income:

The Company offers a wide variety of fee generating services and considers the expansion of these services a major source of profitability in view of continuing market pressure on net interest income. This year, the Company has expanded its product line to offer investment and insurance products. Recently, the Company added MasterMoney Debit Card to its product line. For the six month period, noninterest income increased approximately $157,000 or 3.75% from a year ago. For the second quarter, noninterest income increased $600,000 compared to the prior year second quarter. This increase is primarily due to a $745,000 gain on property held for sale in the second quarter. Excluding this gain, noninterest income decreased $145,000 for the three month period and $588,000 for the six month period. The primary reason for this drop in noninterest income is the Company's mortgage subsidiary which is experiencing a decline in revenues. Commissions and origination fees decreased $476,000 or 26.83% compared to the six months ended June 30, 1999 and $252,000 or 27.18% when compared to the prior year's second quarter results. The primary factor affecting the Company's mortgage subsidiary is a rapid rise in interest rates. As a result, the mortgage subsidiary has been unfavorably impacted by decreased loan volume and price pressures.

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

Noninterest expense:

Noninterest expense increased slightly by approximately $118,000 or 3.00% during the three month period ended June 30, 2000 as compared to the same period in 1999. For the six month period, noninterest expense increased $79,000 or 1.02%. Salaries and net occupancy and equipment cost increased approximately $81,000 and $78,000, respectively, as a result of operating the failed institution's two branch network during the second quarter ended June 30, 2000. Effective, July 14, 2000, the Company closed one of the branches. Other operating expenses were down approximately $41,000 or 2.79% during the second quarter and are attributable to the closing of a branch in the first quarter.

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