Form 10QSB
period 2000-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2000-11-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                          FORM 10 - QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                      EXCHANGE ACT OF 1934
       For the quarterly period ended     September 30, 2000

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

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: 2,138,213 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on October 31, 2000.

                    Citizens Bancshares Corporation and Subsidiary
                              Consolidated Balance Sheets
                        September 30, 2000 and December 31, 1999
                                (unaudited - in thousands)


ASSETS                                            September 30,    December 31,
                                                           2000            1999

Cash and due from banks                                $  11,914      $   11,898
Federal funds sold                                            30             655
Interest bearing deposits                                  7,958             561
Certificates of deposits                                     995              -
Investment securities                                     54,926          53,980

Loans, net of unearned income                            167,028         133,622
   Less: Allowance for loan losses                        (2,251)         (1,612)
                     Loans, net                          164,777         132,010

Loans held for sale                                        1,300               -
Property held for sale                                       383            1,405

Premises and equipment, net                                6,977            5,993
Cash value of life insurance                               6,012            4,923
Other assets                                               4,772            4,085
Total assets                                       $     260,044      $   215,510

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing deposits                  $      56,507      $    52,896
     Interest-bearing deposits                           166,907          129,917
                     Total deposits                      223,414          182,813

   Other borrowed funds                                   11,496           10,835
   Other liabilities                                       3,923            2,980
                     Total liabilities                   238,833          196,628

Stockholders' equity:
  Common stock - $1 par value.
      Authorized 5,000,000 shares;
      issue and outstanding 2,230,065 shares                2,230           2,230

  Common stock, non-voting - $1 par value.
      Authorized 5,000,000 shares;
      issue and outstanding 90,000 shares                      90              90

  Additional paid - in capital                              7,445           7,445
  Treasury stock                                             (920)           (920)
  Retained earnings                                        12,754          11,162
  Accumulated other comprehensive income                     (388)         (1,125)
                    Total stockholders' equity             21,211          18,882

  Total liabilities and stockholders'  equity         $   260,044      $  215,510

See notes to the consolidated financial statements.

                        Citizens Bancshares Corporation and Subsidiaries
                   Consolidated Statements of Income and Comprehensive Income
                                   (unaudited - in thousands)

                                                     Three Months          Nine Months
                                                  Ended September 30,   Ended September 30,
                                                      2000      1999        2000      1999

INTEREST INCOME:
  Loans, including fees                           $   3,973  $  3,076   $  11,382  $  8,931
  Investment securities:
        Taxable                                         699       707       2,089     2,071
        Tax-exempt                                      117       113         346       338
  Federal funds sold                                      5        (5)         29         7
  Interest bearing deposits                              76        29         169       221
            Total interest income                     4,870     3,920      14,015    11,568

INTEREST EXPENSE:
  Deposits                                            1,762     1,300       5,000     3,852
  Other borrowed funds                                  275        77         582       154
            Total interest expense                    2,037     1,377       5,582     4,006

            Net interest income                       2,833     2,543       8,433     7,562

  Provision for loan losses                              90        75         240       212
            Net interest income after provision
              for loan losses                         2,743     2,468       8,193     7,350

NONINTEREST INCOME:
  Service charges on deposit accounts                   935       936       2,622     2,741
  Commission and fees                                   591       908       1,889     2,682
  Gain on sale of real estate held for sale            -         -            745      -
  Other operating income                                451       242       1,067       852
            Total noninterest income                  1,977     2,086       6,323     6,275

NONINTEREST EXPENSE:
  Salaries and employee benefits                      1,883     2,007       5,664     5,750
  Net occupancy and equipment                           558       545       1,819     1,753
  Other operating expenses                            1,570     1,361       4,320     4,123
            Total other expense                       4,011     3,913      11,803    11,626

            Income before income taxes                  709       641       2,713     1,999

    Income tax expense                                  200       201         765       609

            Net income                            $     509  $    440   $   1,948  $  1,390

Other comprehensive income (loss), net of taxes         638      (253)        737    (1,198)

Comprehensive income (loss)                       $   1,147  $    187   $   2,685  $    192

  Net income per common share, basic and diluted  $    0.23  $   0.20   $    0.87  $   0.64

  Weighted average outstanding shares, basic
          and diluted                                 2,228     2,160       2,228     2,160


See notes to the consolidated financial statements.

               Citizens Bancshares Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                       (unaudited-amounts in thousands)

                                                       Nine Months
                                                    Ended September 30,
                                                      2000       1999

Cash flows from operating activities:
   Net income                                        1,948 $    1,390
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Provision for loan losses                       240        212
       Depreciation and amortization                   644        823
       Amortization (accretion), net                    64         25
       Gain on investments                             -           (7)
       Loss on sale of assets                          -           20
       Gain on sale of property held for sale         (745)         -
  Net change in loans held for sale                 (1,300)       406
  Change in property held for sale                    (383)         -
  Change in other assets                              (841)    (2,596)
  Change in accrued expenses and other liabilitie      447        418

      Net cash provided by operating activities         74        691

Cash flows from investing activities:
   Proceeds from maturities of investment securities
      held to maturity                                 727      6,727
   Proceeds from maturities of investment securities
      available for sale                                14      5,626
   Purchases of investment securities available
      for sale                                      (1,365)   (16,251)
   Purchases of Certificates of deposits              (995)       -
   Net (increase) decrease in other investments        418        267
   Net  change in loans                            (10,175)    (8,265)
   Net cash acquired in purchase                     3,208        -
   Increase in cash surrender value                 (1,089)      (785)
   Purchases of premises and equipment              (1,230)    (2,103)
   Net change in interest bearing deposit           (7,397)     4,099
   Net change in federal funds sold                    625        249
   Net expenditures on foreclosed real estate          (27)       -
   Proceeds from sale of premises                    2,150        -
   Proceeds from sale of real estate acquired
      through foreclosure                              -          127

     Net cash used in investing activies           (15,136)   (10,309)

Cash flows from financing activities:
   Net change in demand deposits                     3,611     (1,739)
   Net change in time and savings deposits          11,162     (2,778)
   Borrowings from line of credit                      861      1,496
   Principal payment on debt                          (200)      (200)
   Net change in FHLB advances                          -      10,000
   Sale of common stock                                 -       1,482
   Purchase of treasury stock                           -      (1,032)
   Dividends paid                                     (356)      (325)

     Net cash provided by financing activities      15,078      6,904

       Net change in cash and due from banks            16     (2,714)

Cash and due from banks at beginning of period      11,898     10,367

Cash and due from banks at end of period            11,914 $   10,367


Supplemental disclosures of cash paid during the period for:

   Interest                                          5,134 $    3,599
   Income taxes                                        665 $      565

Supplemental disclosures of noncash transactions:

Change in unrealized gain (loss) on investment
  securities available for sale, net of taxes          737 $   (1,198)

See notes to the consolidated financial statements.


        Citizens Bancshares Corporation and Subsidiaries
         Notes to the Consolidated Financial Statements
                   September 30, 2000 and 1999
                           (unaudited)

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

The consolidated financial statements of the Company as of September 30, 2000 and for the three and nine months ended
September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company has followed those policies in preparing this report.

ACQUISITION

On March 10, 2000, the Company entered into a Purchase and Assumption Agreement (the "Agreement") with the Federal Deposit Insurance Corporation ("FDIC") to purchase certain assets and assume all of the deposits of a failed institution, Mutual Federal Savings Bank of Atlanta, Georgia. The Company paid a premium of approximately $2.5 million for the deposits assumed ($28.6 million) and received approximately $3.1 million as a discount on the loans purchased ($26.0 million). The Company also obtained due from other banks of approximately $2.0 million.

The assets and liabilities are recorded at their estimated fair values as of the date of acquisition. Premiums paid on deposits and discounts received on loans are being accreted/amortized over the estimated life of the deposits assumed and the loans purchased. July 14, 2000, the Bank completed its conversion of the deposits assumed and loans purchased to the Bank's general ledger system.

On August 15, 2000, the Bank completed the purchase of two former Mutual Federal Savings Bank branch buildings and several land lots from the FDIC. The Bank received regulatory approval to close one of the branch locations due to its close proximity to the Bank's main office. The second branch acquired is being operated as a new Citizens Trust Bank branch location.

COMMON STOCK

The par value of the Company's voting and non-voting common stock is $1, and 5,000,000 shares are authorized for each class of
stock.   As  of  September 30, 2000, 2,230,065 shares  of  common
voting stock are issued and outstanding, and 90,000 shares of non-voting common stock are issued and outstanding.

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

The following discussion is of the Company's financial condition as of September 30, 2000 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2000 and 1999.

                       FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets at September 30, 2000, were $260,044,000 - an increase of $45,703,000 or 21.32%
over a year ago. From December 31, 1999 to September 30, 2000, total assets increased $44,534,000 or 20.66%. This increase is primarily a result of internal growth and the Company's acquisition of certain assets and the assumption of all the deposits of a failed institution purchased from the FDIC on March 10, 2000. The Company purchased approximately $22.9 million in loans, net of $3.1 million in discounts, and obtained due from other banks of approximately $2.0 million from the FDIC.

For the nine months ended September 30, 2000, the Company's interest bearing deposits in other banks increased $7,397,000 primarily as result of Corporate and Governmental customers deposits. These funds can be temporary in nature and fluctuate monthly. For the nine months ended September 30, 200, federal funds sold decreased $625,000 or 95.42% and investment securities increased $946,000 or 1.75%.

During June 2000, the U. S. Department of the Treasury certified the Bank as a Community Development Financial Institution ("CDFI"). This program provides the Bank the opportunity to increase loans and financial services within the inner city by applying for grants through the Bank Enterprise Award Program administered by the Treasury Department. As of September 30, 2000, the Bank has invested $995,000 in certificates of deposits with other CDFI institutions.

From December 31, 1999 to September 30, 2000, total loans increased approximately $33,406,000, net of unearned interest. The local economy continued to thrive during the first nine months of 2000 and loan demand has been good for all major product types. As mentioned above, the Company's Bank subsidiary purchased approximately $22.9 million in loans from the FDIC.

Loans held for sale increased $1,300,000 and represents loans the Company's mortgage subsidiary had not sold by the end of the month. These loans were subsequently sold in October 2000.

Property held for sale decreased $1,022,000. On May 4, 2000, the Company completed the sale of its West Peachtree Street branch building that was classified as held for sale in the December 31, 1999 financial statements. The Company realized a gain of approximately $491,000, net of income taxes on this transaction. Premises and equipment increased $984,000 or 16.42% at September 30, 2000 from December 31, 1999 primarily as a result of properties purchased from the FDIC and the opening of the Cascade branch located on Cascade Road in Atlanta, Georgia. In November, 2000, Citizens Trust Bank will open its thirteenth branch in Columbus, Georgia.

Cash   surrender   value  of  life  insurance,  a   comprehensive
compensation program for senior management and the directors of the Company, increased $1,089,000 or 22.12% as a result of additional premiums paid during 2000.


INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At September 30, 2000 and December 31, 1999, the Company's investment securities portfolio represented approximately 21.12% and 25.05% of total assets, respectively.

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

Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more in either principal or interest unless the loan is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, current period accrued and uncollected interest is charged to interest income on loans unless management believes the accrued interest is recoverable through the liquidation of collateral. Interest income, if any, on impaired loans is recognized on the cash basis.

As of September 30, 2000, the recorded investment in loans that are considered to be impaired was approximately $3,783,000, an increase of $1,808,000 from $1,975,000 at December 31, 1999.
This increase is primarily due to the loans purchased from the FDIC. The related allowance for loan losses for these loans was approximately $743,000 at September 30, 2000 and $435,000 at December 31, 1999. For the nine months ended September 30, 2000, the Company recognized approximately $229,000 in interest income on these impaired loans on an accrual basis.

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

Nonperforming loans increased approximately $651,000 to $1,905,000 at September 30, 2000 from $1,254,000 at December 31,
1999. This increase is primarily due to the loans purchased from the FDIC. In accordance with the Purchase and Assumption Agreement between the FDIC and the Company, nonperforming loans purchased by the Company have a loss share arrangement. This arrangement provides for the reimbursement of 80% of the net charge-offs of shared loss loans plus reimbursable expenses for the first two years of the agreement. The amount of reimbursement associated with the loss share arrangement from the FDIC is not probable or estimable. Therefore, the Company cannot determine the impact this arrangement will have on its financial position and its results of operations. Nonperforming assets represented 1.32% of loans, net of unearned income and real estate acquired through foreclosure, at September 30, 2000 as compared to 1.17% at December 31, 1999.

The table below presents a summary of the Company's nonperforming assets at September 30, 2000 and December 31, 1999.


                                                        2000          1999
                                                 (Amounts in thousands, except
                                                         financial ratios)
Nonperforming assets:

Nonperforming loans:
  Nonaccrual loans                              $        1,894 $       1,114
  Past-due loans                                            11           140
  Nonperforming loans                                    1,905         1,254

Real estate acquired through foreclosure                   299           318

  Total nonperforming assets                    $        2,204 $       1,572

Ratios:
Nonperforming loans to loans, net of
  unearned income                                         1.14%         0.94%

Nonperforming assets to loans (net of unearned income)
  and real estate acquired through foreclosure            1.32%         1.17%

Nonperforming assets to total assets                      0.85%         0.73%

Allowance for loan losses to nonperforming loans        118.16%       128.56%

Allowance for loan losses to nonperforming assets       102.13%       102.56%


Interest  income  on  nonaccrual  loans  which  would  have  been recorded  for  the  nine month period ended  September  30,  2000 totaled approximately $106,000.

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

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserves recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgment and use of estimates. A general reserve of between 0.8% to 1.0% is applied to the portion of the loan portfolio that is non-criticized. A specific reserve is applied to all criticized loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention", 15% for loans graded "Substandard", 50%, for loans graded "Doubtful" and 100% for loans graded "Loss."

The aggregate of these reserves plus specific allowances as needed is compared to the actual reserve to determine the adequacy of the allowance for loan losses. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a monthly basis, a comprehensive review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments and individual concentrations of credit.

Additions to the allowance for loan losses are made by monthly charges to the provision for loan losses. The level of provision for loan losses is established annually based on historical net charge-offs, projected growth of the loan portfolio and economic conditions. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance for loan losses.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area. The Company's loans to area churches amount to approximately $39.2 million at September 30, 2000 compared to $36.7 million at December 31, 1999 which and are generally secured by real estate. The balance of such loans represents the accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month period and year ended September 30, 2000 and December 31, 1999, respectively.

ALLOWANCE FOR LOAN LOSSES
                                                          2000           1999
                                                 (Amounts in thousands, except
                                                          financial ratios)

Loans, net of unearned income                       $  167,028    $    133,622

Average loans, net of unearned income and the
    allowance for loan losses                       $  158,800    $    120,185

Allowance for loans losses at the
    beginning of year                               $    1,612    $      1,703

Loans charged off:
    Commercial, financial, and agricultural                445             104
    Real estate - loans                                    559             240
    Installment loans to individuals                       651             301
Total loans charged off                                  1,655             645

Recoveries of loans previously charged off:
    Commercial, financial, and agricultural                 58               2
    Real estate - loans                                    356             139
    Installment loans to individuals                       240             126
Total loans recovered                                      654             267

Net loans charged off                                    1,001             378

Initial allowance established for loans purchased
   from the FDIC                                         1,400              -

Additions to allowance for loan losses
     charged to operating expense                          240              287

Allowance for loan losses at period end             $    2,251       $    1,612

Ratio of net loans charged off to average loans, net of
    unearned income and the allowance for loan losses     0.63%            0.31%

Allowance for loan losses to loans, net of
    unearned income                                       1.35%            1.21%


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

DEPOSITS

Total deposits increased $40,601,000 or 22.21% from December 31, 1999. Noninterest bearing deposits increased $3,611,000 or
6.83%, while interest-bearing deposits increased $36,990,000 or 28.47%. These increases are primarily due to approximately $28.6 in deposits of a failed institution the Company assumed from the FDIC. The remaining increase represents normal growth in the Company's deposit base as a result of Corporate and Governmental customers depositors. These funds can be temporary in nature and fluctuate monthly.

OTHER BORROWED FUNDS

At September 30, 2000 and December 31, 1999, the Company had $635,000 and $835,000, respectively, outstanding under an unsecured note payable. The note bears interest at a rate 50 basis points below the lender's prime rate (9.50% at September 30, 2000) and is payable quarterly. The unsecured note payable was renewed May 1, 2000 and the principal balance is due May 1, 2001.

At September 30, 2000, Mortgage Services had $861,000 outstanding under a $5,000,000 line of credit. The line of credit bears interest at a rate equal to 200 basis points above LIBOR and is payable monthly. The line of credit expires November 30, 2000 and is secured by the underlying mortgages originated using proceeds from draws on the line of credit.

The Bank had term advances of $10,000,000 from the Federal Home Loan Bank (the "FHLB") at September 30, 2000 and at December 31, 1999. The outstanding advances bear interest at a fixed rate of 5.82% at September 30, 2000. The advances are due April 5, 2010; however, the FHLB has the option to convert the advances into a floating rate advance, based on LIBOR, quarterly after October 5, 2000.

                      RESULTS OF OPERATIONS

Net Interest Income:

Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the three months ended September 30, 2000 increased $290,000 or 11.40% to $2,833,000, as compared to the same three months in 1999. The growths in loan volume and the higher interest rates earned on these loans during the third quarter of 2000 were generally higher than during the same period of 1999. At September 30, 2000 , the prime rate was 9.50% compared to 8.25% at September 30, 1999. Interest income earned on loans, including fees for the three month period ended September 30, 2000 increased $897,000 or 29.19% higher compared to the same three months in 1999. Also contributing to these results were the rates paid on interest bearing deposits increased to a lesser extent than rates received on the loan portfolio. For the third quarter 2000, interest on deposits increased $462,000 or 35.54 compared to the same period last year.

For the first nine month period 2000, Net interest income increased $871,000 or 17.35% over the same period of 1999. Loans income, including fees increased $2,451,000 or 41.86% to $11,382,000 for the nine month period compared to $8,931,000 in 1999. Total interest expense increased $1,576,000 or 59.95% to $5,582,000 for the first nine month period compared to $4,006,000 for the same nine months in 1999. This increase is primarily due the rise in interest rates, which increase the cost of funds at the Bank and the increase in interest bearing deposits assumed from a failed institution. Also impacting interest expense was the borrowing from the FHLB to finance temporary liquidity needs and loan growth.

Noninterest income:

The Company offers a wide variety of fee generating services and considers the expansion of these services a major source of profitability in view of continuing market pressure on net interest income. This year, the Company has expanded its product line to offer investment and insurance products. Recently, the Company added MasterMoney Debit Card to its product line. For the three month period ended September 30, 2000, noninterest income decreased approximately $109,000 or 5.23% from a year ago. The primary reason for this drop in noninterest income is the Company's mortgage subsidiary which is experiencing a decline in revenues. Commissions and origination fees decreased $317,000 or 34.91% compared to the same three month period in 1999. Service charges on deposits increased slightly by $1,000 during the quarter ended September 30, 2000 as compared to the same quarter last year. Other operating income increased $209,000 or 86.36% in the third quarter of 2000 as compared to last year. This increase is primarily due to $51,000 in investment fees earned on investment products in the third quarter of 2000 which were not offered until this year. Also contributing to the increase in other operating income were $60,000 in collections fees earned for collecting charged-off loans on a failed institution for the FDIC.

For the first nine months of 2000, noninterest income increased $48,000 or 1.15%. Services charges on deposits, and Commissions and origination fees decreased $119,000 and $793,000, respectively. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the economy which continues to be strong in the metro-Atlanta area. The primary factor affecting the Company's mortgage subsidiary is a rapid rise in interest rates. As a result, the mortgage subsidiary has been unfavorably impacted by decreased loan volume and price pressures. A gain on the sale of property held for sale increased $745,000 for the first nine months and was the results of a branch closed during the first quarter of 2000. There was no sale of property held for sale in 1999. Other operating income increased by $215,000 for the nine month period ended on September 30, 2000 compared to the same period in 1999.

Noninterest expense:

Noninterest expense for the quarter ended September 30, 2000 were $4,011,000 increasing approximately $98,000 or 2.50% from the same quarter last year. On an annualized basis, noninterest expense increased $177,000 during 2000 compared to last year. For the third quarter 2000, salaries and employee benefits decreased $124,000 or 6.18% and for the first nine months of 2000 decreased $86,000 compared to the same periods in 1999. Personnel efficiencies gained from a branch closure during the first quarter of 2000 and normal attrition of some personnel who were not replaced attributed these results. Net occupancy and equipment for the three month and nine month periods in 2000 increased  $13,000 and $ 66,000, respectively,  compared  to  the same periods last year. This increase is primarily due to the depreciation of three new branches. One branch opened on August 27, 1999, the second branch opened on June 16, 2000, and the third branch, purchased from the FDIC, started operation in July 2000. Other operating expenses for the three month and nine month periods in 2000 increased $209,000 and $215,000, respectively, compared to the same periods in 1999. Printing and supplies expenses increased by $22,000, data processing expenses increased by 40,000, and losses from retail operations increased by $41,000 during the third quarter of 2000 compared the same period in 1999. These increases are attributable to the growth in the Company's bank branch network, check imaging which started in November 1999, and data processing cost related to the conversion of deposits and loans purchased from the FDIC. In 1999, the Company operated 10 branches compared to 12 branches in the third quarter of 2000.

Net income:

The Company had consolidated net income for the quarter ended September 30, 2000 of $509,000 or $0.23 per share, an increase of $69,000 or 15.68%, as compare to net income of $440,000 for the same period in 1999. The consolidated net income for the nine months ended September 30, 2000 was $1,948,000 or $.87 per share, an increase of $558,000 or 58.74%, as compared to net income of $1,390,000 for the same period in 1999. Excluding the gain on property held for sale of $491,000, net of taxes, the Company had consolidated net income of for the nine months of 2000 of $1,457,000, an increase of $67,000 for the same nine months in 1999. The increase in net income is primarily due to growth in loan volume and maintaining a strong net interest margin in a rising rate environment. Additionally, the Company's mortgage subsidiary reported a profit for the nine month period ending September 30, 1999 of $205,000, and reported a loss of $9,000 or a decrease of $214,000 in net income for the same period in 2000. These losses at the mortgage subsidiary are attributable to rising interest rates having a negative impact on loan originations.

                            LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through interest bearing deposits and managing the maturities of investment securities. At September 30, 2000, approximately 4% of the investment portfolio will mature within the next year, 41% after one year but before five years. In addition, interest bearing deposits in other banks averaged approximately $3..3 million during the nine month period ended September 30, 2000. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds on short notice. Company management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

                        CAPITAL RESOURCES

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of September 30, 2000, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 13%, 12% and 8% respectively. As of September 30, 2000, the Company meets all capital adequacy requirements to which it is subject.


PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

        The Company is not aware of any material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of their property is subject.

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




                                              CITIZENS BANCSHARES
CORPORATION



Date:   November 13, 2000          By:   /s/ James E. Young
                              James E. Young
                              President   and   Chief   Executive
                              Officer

Date:   November 13, 2000          By:   /s/ Willard C. Lewis
                              Willard C. Lewis
                              Senior Executive Vice President and
                              Chief Operating Officer

Date:   November 13, 2000          By:   /s/ Samuel J. Cox
                              Samuel J. Cox
                              Senior  Vice  President  and  Chief
                                   Financial Officer