Form 10QSB/A
period 2000-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2000-11-21
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                    FORM 10 - QSB AMENDED

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

 Part I.  Financial Information

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

                        Citizens Bancshares Corporation and Subsidiaries
                   Consolidated Statements of Income and Comprehensive Income
                                   (unaudited - in thousands)

                                                     Three Months          Nine Months
                                                  Ended September 30,   Ended September 30,
                                                      2000      1999        2000      1999

INTEREST INCOME:
  Loans, including fees                           $   3,973  $  3,076   $  11,382  $  8,931
  Investment securities:
        Taxable                                         699       707       2,089     2,071
        Tax-exempt                                      117       113         346       338
  Federal funds sold                                      5         1          29         7
  Interest bearing deposits                              76        24         169       221
            Total interest income                     4,870     3,921      14,015    11,568

INTEREST EXPENSE:
  Deposits                                            1,762     1,302       5,000     3,852
  Other borrowed funds                                  275        75         582       154
            Total interest expense                    2,037     1,377       5,582     4,006

            Net interest income                       2,833     2,544       8,433     7,562

  Provision for loan losses                              90        75         240       212
            Net interest income after provision
              for loan losses                         2,743     2,469       8,193     7,350

NONINTEREST INCOME:
  Service charges on deposit accounts                   935       936       2,622     2,741
  Commission and origination fees                       591       908       1,889     2,682
  Gain on sale of real estate held for sale              -         -          745       -
  Other operating income                                451       241       1,067       852
            Total noninterest income                  1,977     2,085       6,323     6,275

NONINTEREST EXPENSE:
  Salaries and employee benefits                      1,883     2,007       5,664     5,750
  Net occupancy and equipment                           558       545       1,819     1,753
  Other operating expenses                            1,570     1,361       4,320     4,123
            Total other expense                       4,011     3,913      11,803    11,626

            Income before income taxes                  709       641       2,713     1,999

    Income tax expense                                  200       200         765       609

            Net income                            $     509  $    441   $   1,948  $  1,390

Other comprehensive income (loss), net of taxes         638      (253)        737    (1,198)

Comprehensive income                              $   1,147  $    188   $   2,685  $    192

  Net income per common share, basic and diluted  $    0.23  $   0.20   $    0.87  $   0.64

  Weighted average outstanding shares, basic
          and diluted                                 2,228     2,160       2,228     2,160


See notes to the consolidated financial statements.

               Citizens Bancshares Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                       (unaudited-amounts in thousands)

                                                       Nine Months
                                                    Ended September 30,
                                                      2000       1999

Cash flows from operating activities:
   Net income                                      $ 1,948    $ 1,390
   Adjustments to reconcile net income
     to net cash used in operating activities:
       Provision for loan losses                       240        212
       Depreciation and amortization                   644        823
       Amortization (accretion), net                    64         25
       Gain on investments                              -          (7)
       Loss on sale of assets                           -          20
       Gain on sale of property held for sale         (745)         -
  Net change in loans held for sale                 (1,300)       406
  Change in property held for sale                    (383)         -
  Change in other assets                              (841)    (2,596)
  Change in accrued expenses and other liabilitie      447        418

      Net cash provided by operating activities         74        691

Cash flows from investing activities:
   Proceeds from maturities of investment securities
      held to maturity                                 727      6,727
   Proceeds from maturities of investment securities
      available for sale                                14      5,626
   Purchases of investment securities available
      for sale                                      (1,365)   (16,251)
   Purchases of Certificates of deposits              (995)       -
   Net (increase) decrease in other investments        418        267
   Net  change in loans                            (10,175)    (8,265)
   Net cash acquired in purchase                     3,208        -
   Increase in cash surrender value                 (1,089)      (785)
   Purchases of premises and equipment              (1,230)    (2,103)
   Net change in interest bearing deposit           (7,397)     4,099
   Net change in federal funds sold                    625        249
   Net expenditures on foreclosed real estate          (27)       -
   Proceeds from sale of premises                    2,150        -
   Proceeds from sale of real estate acquired
      through foreclosure                              -          127

     Net cash used in investing activies           (15,136)   (10,309)

Cash flows from financing activities:
   Net change in demand deposits                     3,611     (1,739)
   Net change in time and savings deposits          11,162     (2,778)
   Borrowings from line of credit                      861      1,496
   Principal payment on debt                          (200)      (200)
   Net change in FHLB advances                          -      10,000
   Sale of common stock                                 -       1,482
   Purchase of treasury stock                           -      (1,032)
   Dividends paid                                     (356)      (325)

     Net cash provided by financing activities      15,078      6,904

       Net change in cash and due from banks            16     (2,714)

Cash and due from banks at beginning of period      11,898     10,367

Cash and due from banks at end of period           $11,914    $10,367


Supplemental disclosures of cash paid during the period for:

   Interest                                        $ 5,134    $ 3,599
   Income taxes                                    $   665    $   565

Supplemental disclosures of noncash transactions:

Change in unrealized gain (loss) on investment
  securities available for sale, net of taxes      $   737    $(1,198)

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

On August 15, 2000, the Bank completed the purchase of two former Mutual Federal Savings Bank branch buildings and several land lots from the FDIC. The Bank received regulatory approval to close one of the branch locations due to its close proximity to the Bank's main office. The second branch building acquired is being operated as a new Citizens Trust Bank branch location.

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

IMPACT OF NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for the Bank's fiscal year beginning January 1, 2001. The Company believes that the impact of adopting SFAS 133 will not have a significant impact on its financial position and results of operations.

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


Part II.       MANAGEMENT'S DISCUSSION AND ANALYSIS


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

The following discussion is of the Company's financial condition as of September 30, 2000, and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2000 and 1999.

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

For the nine months ended September 30, 2000, the Company's interest bearing deposits in other banks increased $7,397,000 primarily as result of Corporate and Governmental customers deposits. These funds can be temporary in nature and fluctuate monthly. For the nine months ended September 30, 2000, federal funds sold decreased $625,000 or 95.42% and investment securities increased $946,000 or 1.75%.

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

Property held for sale decreased $1,022,000. On May 4, 2000, the Company completed the sale of its West Peachtree Street branch building that was classified as held for sale in the December 31, 1999 financial statements. The Company realized a gain of approximately $491,000, net of income taxes on this transaction. Premises and equipment increased $984,000 or 16.42% at September 30, 2000 from December 31, 1999, primarily as a result of properties purchased from the FDIC and the opening of the Cascade branch located on Cascade Road in Atlanta, Georgia. In November, 2000, Citizens Trust Bank will open its thirteenth branch in Columbus, Georgia.

Cash surrender value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased $1,089,000 during the nine months ended September 30, 2000, or 22.12% as a result of additional premiums paid during 2000.


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

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets. Nonperforming loans consist of loans that are more than 90 days past due with respect to principal or interest, or have been placed on nonaccrual status.

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

The aggregate of these reserves plus specific allowances as needed is compared to the actual reserve to determine the adequacy of the allowance for loan losses. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a monthly basis, a comprehensive review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit.

Additions to the allowance for loan losses are made by monthly charges to the provision for loan losses. The level of provision for loan losses is established annually based on historical net charge-offs, projected growth of the loan portfolio, and economic conditions. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance for loan losses.

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

DEPOSITS

Total deposits increased $40,601,000 or 22.21% from December 31, 1999. Noninterest bearing deposits increased $3,611,000 or
6.83%, while interest-bearing deposits increased $36,990,000 or 28.47%. These increases are primarily due to approximately $28.6 million in deposits of a failed institution the Company assumed from the FDIC. The remaining increase represents normal growth in the Company's deposit base as a result of Corporate and Governmental customer depositors. These funds can be temporary in nature and fluctuate monthly.

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

                      RESULTS OF OPERATIONS

Net Interest Income:

Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the three months ended September 30, 2000 increased $289,000 or 11.36% to $2,833,000, as compared to the same three months in 1999. The growths in loan volume and the interest rates earned on these loans during the third quarter of 2000 were generally higher than during the same period of 1999. At September 30, 2000, the prime rate was 9.50% compared to 8.25% at September 30, 1999. Interest income earned on loans, including fees for the three month period ended September 30, 2000 increased $897,000 or 29.16% higher compared to the same three months in 1999. Also contributing to these results were the rates paid on interest bearing deposits increased to a lesser extent than rates received on the loan portfolio. For the third quarter of fiscal year 2000, interest on deposits increased $460,000 or 35.33% compared to the same period last year.

For the nine month period ended September 30, 2000, net interest income increased $871,000 or 11.52% over the same period of 1999. Loan income, including fees increased $2,451,000 or 27.44% to $11,382,000 for the nine month period compared to $8,931,000 in 1999. Total interest expense increased $1,576,000 or 39.34% to $5,582,000 for the first nine month period compared to $4,006,000 for the same nine months in 1999. This increase is primarily due to the rise in interest rates, which increased the cost of funds at the Bank, and the increase in interest bearing deposits assumed from a failed institution. Also impacting interest expense was the borrowing from the FHLB to finance temporary liquidity needs and loan growth.

Noninterest income:

The Company offers a wide variety of fee generating services and considers the expansion of these services a major source of profitability in view of continuing market pressure on net interest income. This year, the Company has expanded its product line to offer investment and insurance products. Recently, the Company added MasterMoney Debit Card to its product line. For the three month period ended September 30, 2000, noninterest income decreased approximately $108,000 or 5.18% from a year ago. The primary reason for this drop in noninterest income is the Company's mortgage subsidiary which is experiencing a decline in revenues due to higher interest rates. Commissions and origination fees decreased $317,000 or 34.91% compared to the same three month period in 1999. Service charges on deposits decreased slightly by $1,000 during the quarter ended September 30, 2000 as compared to the same quarter last year. Other operating income increased $210,000 or 87.14% in the third quarter of 2000 as compared to last year. This increase is primarily due to $51,000 in investment fees earned on investment products in the third quarter of 2000 which were not offered until this year. Also contributing to the increase in other operating income was $60,000 in collections fees earned for collecting charged-off loans on a failed institution for the FDIC.

For the first nine months of 2000, noninterest income increased $48,000 or 0.76%. Service charges on deposits, and Commissions and origination fees decreased $119,000 and $793,000, respectively. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the economy which continues to be strong in the metro-Atlanta area. The primary factor affecting the Company's mortgage subsidiary is a rapid rise in interest rates. As a result, the mortgage subsidiary has been unfavorably impacted by decreased loan volume and price pressures. Included in the increase was a gain of $745,000, before taxes, on the sale of property held for sale as a result of a branch closing during the first quarter of 2000. There was no sale of property held for sale in 1999. Other operating income increased by $215,000 for the nine month period ended on September 30, 2000 compared to the same period in 1999.

Noninterest expense:

Noninterest expense for the quarter ended September 30, 2000 was $4,011,000 increasing approximately $98,000 or 2.50% from the same quarter last year. For the nine months ended September 30, 2000, noninterest expense increased $177,000 compared to last year. For the third quarter 2000, salaries and employee benefits decreased $124,000 or 6.18% and for the first nine months of 2000 decreased $86,000 compared to the same periods in 1999. Personnel efficiencies gained from a branch closure during the first quarter of 2000 and normal attrition of some personnel who were not replaced attributed these results. Net occupancy and equipment for the three month and nine month periods in 2000 increased  $13,000  and $66,000, respectively,  compared  to  the same periods last year. This increase is primarily due to the depreciation of three new branches. One branch opened on August 27, 1999, the second branch opened on June 16, 2000, and the third branch, purchased from the FDIC, started operation in July 2000. Other operating expenses for the three month and nine month periods in 2000 increased $209,000 and $197,000, respectively, compared to the same periods in 1999. Printing and supplies expenses increased by $22,000, data processing expenses increased by $40,000, and losses from retail operations increased by $41,000 during the third quarter of 2000 compared the same period in 1999. These increases are attributable to the growth in the Company's bank branch network, check imaging which started in November 1999, and data processing cost related to the conversion of deposits and loans purchased from the FDIC. In 1999, the Company operated 10 branches compared to 12 branches in the third quarter of 2000.

Net income:

The Company had consolidated net income for the quarter ended September 30, 2000 of $509,000 or $0.23 per share, an increase of $68,000 or 15.42%, as compared to net income of $441,000 for the same period in 1999. The consolidated net income for the nine months ended September 30, 2000 was $1,948,000, or $0.87 per share, an increase of $558,000 or 40.14%, as compared to net income of $1,390,000 for the same period in 1999. Excluding the gain on property held for sale of $491,000, net of taxes, the Company had consolidated net income of for the nine months of 2000 of $1,457,000, an increase of $67,000 for the same nine months in 1999. The increase in net income is primarily due to growth in loan volume and maintaining a strong net interest margin in a rising rate environment. Additionally, the Company's mortgage subsidiary reported a profit for the nine month period ending September 30, 1999 of $205,000, but reported a loss of $9,000 or a decrease of $214,000 in net income for the same period in 2000. These losses at the mortgage subsidiary are attributable to rising interest rates having a negative impact on loan originations.

                            LIQUIDITY

Liquidity is a bank's ability to meet deposit withdrawals, while also providing for the credit needs of customers. In the normal course of business, the Company's cash flow is generated from interest and fees on loans and other interest-earning assets. The Company continues to meet liquidity needs primarily through interest bearing deposits and managing the maturities of investment securities. At September 30, 2000, approximately 4% of the investment portfolio will mature within the next year, 41% after one year but before five years. In addition, interest bearing deposits in other banks averaged approximately $3.3 million during the nine month period ended September 30, 2000. The Company is a member of the Federal Home Loan Bank of Atlanta, the Federal Reserve System, and maintains relationships with several correspondent banks, and thus, could obtain funds on short notice. The Company's management closely monitors and maintains appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

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