Form 10KSB40
period 2000-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2001-04-16
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] For fiscal year ended December 31, 2000

☐        Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] For the transition period from ___________ to ____________

           Commission file number   0-14535

          Citizens Bancshares Corporation
(Name of Small Business Issuer in Its Charter)
Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-1631302 (I.R.S. Employer Identification No.)
75 Piedmont Avenue, N.E., Atlanta, Georgia (Address of Principal Executive Offices)	30302 (Zip Code)

                            (404) 659-5959
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

     5,000,000 Shares of Common Stock, $1.00 par value
(Title of Class)

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒        No ☐

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

       State issuer's revenues for its most recent fiscal year:    $27,602,406

       State the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $13,349,085 as of March 30, 2001. The aggregate market value of the Common Stock held by non-affiliates of the registrant is based upon the last trade of Common Stock on the NASDAQ Bulletin Board.

       Transitional Small Business Users Format:    Yes ☐        No ☒

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II.

       Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 30, 2001, are incorporated by reference into Part III.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

The Company

General

       The Company was incorporated as a Georgia business corporation in 1972 and became a bank holding company by acquiring all of the common stock of Citizens Trust Bank (the "Bank"). The Company's election to become a financial holding company was approved by the Federal Reserve Bank of Atlanta on December 20, 2000. The Company presently has two operating subsidiaries, the Bank and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial service institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

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

       On March 10, 2000, the Company, through its bank subsidiary, entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation to purchase certain assets and assume all of the deposits of a failed institution.

The Company may make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business - Bank Holding Company Regulations."

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

       The Bank's home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30302. The Bank operates thirteen branch offices located in Atlanta, Lithonia, Decatur, Stone Mountain and Columbus, Georgia. The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

       The Bank does not engage in any line of business in addition to normal commercial banking activities. The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank's revenues derived from customers in foreign countries.

The Bank's Primary Service Area

       The Bank's primary service area consists of Fulton and DeKalb Counties, along with certain portions of Rockdale County; through its branch in Columbus, the Bank also serves Muscogee County. The primary focus of the Bank is the small business and commercial/service firms in the area plus individuals and households who reside in or commute to the area. The majority of the Bank's customers are drawn from the described area.

Competition

       The Bank must compete for both deposit and loan customers with other financial institutions with greater resources than are available to the Bank. Currently, there are numerous branches of regional and local banks, as well as other types of entities offering financial services, located in the Bank's market area.

Deposits

       The Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, sweep accounts, and regular savings accounts. The sources of deposits typically are residents and businesses and their employees within the Bank's market area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

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

Other Banking Services

       The Bank provide a variety of other services, including cash management services, trust services, safe deposit boxes, traveler's checks, and direct deposit of payroll and social security checks. The Bank also offers telephone and internet banking to its customers.

Investments

       As of December 31, 2000, investment securities comprised approximately 24.1% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 58.9% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

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

Correspondent Banking

       Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, security safekeeping, investment services, wire transfer services, coin and currency supplies, overline and liquidity loan participation, and sales of loans to or participation with correspondent banks. The Bank also offer VISA credit card services and 24 hours a day access to a network of automatic teller machines throughout Georgia and other regions of the United States through various correspondent relationships.

Employees

       As of December 31, 2000, the Bank had 158 full-time employees. The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

Supervision and Regulation

        Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

       Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As such, the Company elected the status of financial holding company pursuant to the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

        Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

        Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

       Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or
  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

       Permitted Activities. To qualify to become a financial holding company, all depository institution subsidiaries of a bank holding company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, a bank holding company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We filed such an election and became a financial holding company on December 20, 2000.

       Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

  Lending, trust and other banking activities;
  Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
  Providing financial, investment, or advisory services;
  Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
  Underwriting, dealing in or making a market in securities;
  Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
  Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
  Merchant banking through securities or insurance affiliates; and
  Insurance company portfolio investments.

        In addition, activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  Factoring accounts receivable;
  Making, acquiring, brokering or servicing loans and usual related activities;
  Leasing personal or real property;
  Operating a non-bank depository institution, such as a savings association;
  Trust company functions;
  Financial and investment advisory activities;
  Conducting discount securities brokerage activities;
  Underwriting and dealing in government obligations and money market instruments;
  Providing specified management consulting and counseling activities;
  Performing selected data processing services and support services;
  Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
  Performing selected insurance underwriting activities.

        Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

        Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

        Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member bank, it is primarily subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta. The Federal Reserve and the Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

        Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

        Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

        Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2000, we qualified for the well-capitalized category.

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

        An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

        FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

The deposit operations of the Bank are subject to:

  The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
  The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

        The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

        The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 14% and our ratio of Tier 1 Capital to risk-weighted assets was 12%.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

        The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

        Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

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

        At December 31, 2000, the amount the Bank could pay was approximately $1,132,000 in dividends to the Company without prior regulatory approval.

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

        The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

        The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features .

Privacy

        Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

Effect of Governmental Monetary Polices

        Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

SELECTED STATISTICAL INFORMATION

        The following statistical information is provided for the Company for the years ended December 31, 2000 and 1999. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

Average Balance Sheets, Interest Rate, and Interest Differential

Condensed consolidated average balance sheets for the dates indicated are presented below.

	2000			1999
	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate
			(amounts in thousands)
Assets:
Interest-earning assets:
Loans, net (a)	$ 159,583	15,505	9.72%	$ 120,185	12,356	10.28%
Investment securities:
Taxable (b)	44,567	2,824	6.34%	44,768	2,774	6.20%
Nontaxable (c)	9.642	700	7.26%	9,633	685	7.11%
Federal funds sold	498	31	6.22%	1,184	65	5.49%
Interest bearing deposits	5,527	360	6.51%	5,316	256	4.82%
Total interest-earning assets	219,817	19,420	8.83%	181,086	16,136	8.91%

Other non-interest earning assets	29,455			28,317
Total assets	$ 249,272			$ 209,403
	=====			=====
Liabilities and stockholder's equity
Interest bearing liabilities:

Deposits:
Interest bearing demand and savings	$ 72,496	2,555	3.52%	$ 62,876	1,653	2.63%
Time	84,934	4,374	5.15%	69,796	3,498	5.01%
Other borrowings	12,384	767	6.19%	4,827	319	6.61%
Total interest bearing liabilities	169,814	7,696	4.53%	137,499	5,470	3.98%

Other non-interest bearing liabilities	59,452			53,437
Stockholder's equity (d)	20,006			18,467

Total liabilities and stockholder's equity	$ 249,272			$ 209,403
	=====			=====
Excess of interest-earning assets over Interest-bearing liabilities	$ 50,003			$ 43,587
	=====			=====
Ratio of interest-earning assets to Interest-bearing liabilities	129.45%			131.70%
	=====			=====

Net Interest Income		$ 11,724			$ 10,666
		=====			=====
Net Interest Spread			4.30%			4.93%
			=====			=====
Net Interest yield on interest earning assets			5.33%			5.89%
			=====			=====

(a)  Average loans are shown net of unearned income, discounts and the allowance for loan losses. Nonperforming loans are also included.

(b)  Includes dividend income.

(c)  Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(d)  Includes both voting and non-voting common stock.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

Selected Statistical Information

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2000, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31			Due to Change in (a)
	2000	1999	Increase (decrease)	Volume	Rate
Interest earned on:
Loans, net (b)	$ 15,505	$ 12,356	$ 3,149	$ 3,939	$ (790)
Taxable investment securities (c)	2,824	2,774	50	(13)	63
Tax-exempt investment securities (d)	700	685	15	1	14
Federal funds sold	31	65	(34)	(40)	6
Interest bearing deposits	360	256	104	12	92
Total interest income	19,420	16,136	3,284	3,899	(615)

Interest paid on:
Savings & interest-bearing deposits	2,555	1,653	902	296	606
Time deposits	4,374	3,498	876	769	107
Other borrowed funds	767	319	448	484	(36)
Total interest expense	7,696	5,470	2,226	1,549	677
Net interest income	$ 11,724	$ 10,666	$ 1,058	$ 2,350	$ (1,292)
	=====	=====	=====	=====	=====

(a) The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b) Included in interest earned on loans are fees of approximately $488,000 in 2000 and $701,000 in 1999. Includes interest income recognized on nonaccrual loans during 2000 and 1999.

(c) Includes dividend income.

(d) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

Selected Statistical Information

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 1999, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31			Due to Change in (a)
	1999	1998	Increase (decrease)	Volume	Rate
Interest earned on:
Loans, net (b)	$ 12,356	$ 11,391	$ 965	$ 170	$ 795
Taxable investment securities (c)	2,774	2,004	770	843	(73)
Tax-exempt investment securities (d)	685	508	177	210	(33)
Federal funds sold	65	103	(38)	(45)	7
Interest bearing deposits	256	564	(308)	(245)	(63)
Total interest income	16,136	14,570	1,566	933	633

Interest paid on:
Savings & interest-bearing deposits	1,653	1,574	79	45	34
Time deposits	3,498	3,506	(8)	210	(218)
Other borrowed funds	319	109	210	194	16
Total interest expense	5,470	5,189	281	449	(168)
Net interest income	$ 10,666	$ 9,381	$ 1,285	$ 484	$ 801
	=====	=====	=====	=====	=====

(a) The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b) Included in interest earned on loans are fees of approximately $701,000 in 1999 and $397,000 in 1998. Includes interest income recognized on nonaccrual loans during 1999 and 1998.

(c) Includes dividend income.

(d) Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Investment Securities

The carrying values of investment securities - held to maturity and investment securities - available for sale at the indicated dates are presented below:

	December 31
	2000	1999
	(amounts in thousands)
Held to Maturity:
U.S. Treasury and U.S. Government agencies	$ -	$ 599
Mortgage-backed securities	2,199	3,243
State, county, and municipal securities	3,232	3,382
Totals	$ 5,431	$ 7,224
	======	======

	December 31
	2000	1999
Available for Sale:	(amounts in thousands)
U.S. Treasury and U.S. Government agencies	$ 49,563	$ 37,971
Mortgage-backed securities	6,774	5,990
State, county, and municipal securities	668	126
Equity securities	2,101	740
Totals	$ 59,106	$ 44,827
	======	=====

The following table shows the contractual maturities of all investment securities at December 31, 2000 and the weighted average yields (on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and
U.S. Government agencies	$9,984,400	6.23%	$28,749,868	5.99%	$10,829,060	6.29%	$-	- %

Mortgage-backed securities (a)	24,536	6.52%	2,839,438	7.00%	-	- %	-	- %

State, County, and
Municipal Securities	555,000	6.66%	1,908,196	6.97%	3,781,478	6.99%	3,761,365	7.22%

Other equity securities (b)	-		-		-		2,101,016	(b)
Totals	$10,563,936		$33,497,502		$14,610,538		$5,862,381
	=======		=======		=======		=======

(a) Mortgage-backed securities have been categorized at their average life according to their projected speed. Principal repayments will occur at varying dates throughout the terms of the mortgages.

(b) Other equity securities are primarily comprised of an investment in stock of the Fannie Mae Corporation. These investments have no specific maturity date or yield.

The Company did not have any investments with a single issuer which exceeded 10% of the Company's stockholders' equity at December 31, 2000, except for U.S. Treasury and U.S. Government agencies as shown in the table above.

Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

	December 31,
	2000	1999

Commercial, financial, and agricultural	$ 48,462,227	$ 45,766,378
Installment	9,606,215	11,935,202
Real estate - mortgage	68,275,993	48,197,864
Real estate - construction	11,640,371	6,840,121
Other	23,421,863	21,129,141
	161,406,669	133,868,706
Less: Net deferred loan fees	231,488	246,517
Allowance for loan losses	2,672,919	1,612,187
Discount on loans acquired from FDIC	1,150,374	-
	$ 157,351,888	$ 132,010,002
	============	============

         During 2000, the Company securitized mortgage loans acquired from the failed institution. The net book value of the loans of $998,025 was reclassified to investment securities available for sale as a result of the securitization.

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-KSB. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta

The Company's loans to area churches were approximately $41.7 million and $37.5 million at December 31, 2000 and 1999, respectively, which are generally secured by real estate. The balance of such loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table sets forth certain information at December 31, 2000, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans.
	One year	Between one	After
	or less	and five years	five years	Total

Commercial, financial, and agricultural	$20,428	$19,810	$8,224	$48,462
Installment and other	18,578	13,452	998	33,028
Real estate - commercial	7,028	10,499	3,014	20,541
Real estate - residential	15,754	8,573	23,409	47,736
Real estate - construction	6,898	3,322	1,420	11,640
	________	________	________	________
	$68,686	$55,656	$37,065	$161,407
	=======	=======	=======	=======
Loans due after one year:
Having predetermined interest rates				$84,557
Having floating interest rates				8,164
Total				________
				$92,721
				=======

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

At December 31, 2000 and 1999, the recorded investment in loans that are considered to be impaired was $5,369,066 and $1,975,316, respectively (of which $1,832,423 and $1,114,159 were nonaccrual loans at December 31, 2000 and 1999, respectively). The related allowance for loan losses for each of these loans was $1,058,821 and $434,710 at December 31, 2000 and 1999, respectively. The average investment in impaired loans during 2000 and 1999 was $4,247,130 and $2,460,411, respectively. Interest income recognized on impaired loans was approximately $260,000, $210,000, and $233,000 in 2000, 1999, and 1998. Interest income recognized on a cash basis was approximately $233,000, $131,000, and $38,000 for 2000, 1999, and 1998, respectively.

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

Nonperforming loans increased to $1,843,000 at December 31, 2000, from $1,254,000 at December 31, 1999. Real estate acquired through foreclosure decreased by $318,000 during 2000. Nonperforming assets represent 1.15% of loans net of unearned income, discounts and real estate acquired through foreclosure at December 31, 2000 as compared to 1.17% at December 31, 1999.

The table below presents a summary of the Company's nonperforming assets at December 31, 2000 and 1999.
	2000	1999
	(Amounts in thousands,
	except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$1,832	$1,114
Past-due loans	11	140
	_________	_________
Total nonperforming loans	1,843	1,254

Real estate acquired through foreclosure	-	318
	_________	_________
Total nonperforming assets	$1,843	$1,572
	========	========
Ratios:
Nonperforming loans to loans, net of unearned income and discount	1.15%	0.94%
	========	========

Nonperforming assets to loans, net of unearned income,
discounts and real estate acquired through foreclosure	1.15%	1.17%
	========	========

Nonperforming assets to total assets	0.69%	0.73%
	========	========

Allowance for loan losses to nonperforming loans	145.04%	128.56%
	========	========

Allowance for loan losses to nonperforming assets	145.04%	102.56%
	========	========

Interest income on nonaccrual loans, which would have been reported is summarized as follows:

	December 31,
	2000	1999	1998

Interest at contracted rate	$ 147,000	$ 144,000	$ 177,000
Interest recorded as income	85,000	131,000	38,000

Reduction of interest income	$ 62,000	$ 13,000	$ 139,000
	===========	==========	==========

Allowance for Loan Losses

The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to
	December 31,
	2000	1999
	(Amounts in thousands, except
	financial ratios)

Loans, net of unearned income	$ 161,176	$ 133,622
	==========	==========
Average loans, net of unearned income, discounts
and the allowance for loan losses	$ 159,583	$ 120,185
	==========	==========

Allowance for loans losses at the beginning of year	$ 1,612	$ 1,703

Loans charged-off:
Commercial, financial, and agricultural	457	104
Real estate - loans	658	240
Installment loans to individuals	777	301
	__________	__________
Total loans charged off	1,892	645
	__________	__________
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	62	2
Real estate - loans	438	139
Installment loans to individuals	309	126
	__________	__________
Total loans recovered	809	267
	__________	__________
Net loans charged-off	1,083	378

Allocation of discount on purchased loans	1,400	-

Additions to allowance for loan losses charged to expense	744	287
	__________	__________
Allowance for loan losses at end of year	$ 2,673	$ 1,612
	==========	==========

Ratio of net loans charged-off to average loans, net of unearned
income, discounts and the allowance for loan losses	0.68%	0.31%
	==========	==========

Allowance for loan losses to loans, net of unearned income	1.66%	1.21%
	==========	==========

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgment and use of estimates. A general reserve of .8% is applied to the portion of the loan portfolio that is nonclassified. A specific reserve is applied to all classified loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention," 15% for loans graded "Substandard," 50% for loans graded "Doubtful," and 100% for loans graded "Loss."

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

Additions to the allowance for loan losses are made by monthly charges to the provision for loan losses. The level of provision for loan losses is established annually based on historical net charge-offs, projected growth of the loan portfolio, and economic conditions. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectable and subsequent recoveries are added to the allowance. During March 2000, the Company acquired loans with a principal balance of $26.0 million at a discount of $3.1 million from the Federal Deposit Insurance Corporation (the "FDIC"). Management evaluated the fair value of the loans acquired and determined, in accordance with its policy, $1.4 million of the discount should be allocated to the allowance for loan losses. The remaining discount is being accreted over the estimated remaining lives of the purchased loans. Accretion of the discount resulted in an adjustment to interest income of approximately $187,000 during 2000.

The allowance for loan losses at year ended December 31, 2000 was approximately $2,673,000, representing 1.66% of total loans, net of unearned income compared to approximately $1,612,000 at December 31, 1999, which represented 1.21% of total loans, net of unearned income. During the fourth quarter of 2000, the Company increased its provision for loan losses by $429,000 from $75,000 in 1999 to $504,000. The Company has a secured loan outstanding in the amount of $2.2 million and the borrower is in default. The Company has filed a lawsuit against the debtor and the guarantors. For the year ended December 31, 2000 net loans charge-offs totaled $1,083,000 compared to net loans charge-offs of $378,000 during 1999. Approximately $728,000 of net loans charged-off for the year ended December 31, 2000 was attributed to the loans purchased from the Federal Deposit Insurance Corporation.

The purchase of loans from the FDIC included a Shared-Loss Arrangement ("Arrangement") with the FDIC in relation to approximately $9 million of the loans. The Arrangement provides for the reimbursement by the FDIC of 80% of the net charge-offs of these shared-loss loans plus reimbursable expenses for the first two years.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans. The Company's church loans were approximately $41.7 million and $37.5 million at December 31, 2000 and 1999, respectively. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

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

	Commercial,
	financial, and	Installment and	Real
	agricultural	other	estate	Total
	(amounts in thousands)

December 31, 2000 Allowance	$ 1,487	$ 120	$ 1,066	$ 2,673
Percent of loans in each category to total loans	30.0%	20.5%	49.5%	100.0%

December 31, 1999 Allowance	$ 333	$ 260	$ 1,019	$ 1,612
Percent of loans in each category to total loans	34.2%	24.7%	41.1%	100.0%

Deposits

The average amount of and average rate paid on deposits by category for the last two years are presented below:

	Years Ended December 31,
	2000		1999
	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$ 56,257,053	- %	$ 50,445,365	- %
Savings and interest-bearing demand deposits	72,496,210	3.52%	62,876,120	2.63%
Time deposits	84,933,979	5.15%	69,796,260	5.01%

Total average deposits	$ 213,687,242	3.24%	$ 183,117,745	2.81%
	=============	=====	============	=====

The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2000:

3 months or less	$ 22,331
Over 3 months through 6 months	10,334
Over 6 months through 12 months	5,204
Over 12 months	6,868

Total	$ 44,737
==========

Short Term Borrowings

There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of stockholders' equity for each of the years ended December 31, 2000, 1999, and 1998.

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

The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities over a one year horizon as of December 31, 2000.

	Cumulative amounts as of December 31, 2000
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Investment	$ 10,251	$ 315	$ 33,498	$ 20,473	$ 64,537
Loans	57,000	11,686	55,657	37,064	161,407
Federal funds sold	50	-	-	-	50
Interest-bearing deposits with other banks	13,004	-	-	-	13,004
Total interest-sensitive assets	$ 80,305	$ 12,001	$ 89,155	$ 57,537	$ 238,998
	=====	=====	======	======	=======
Investment-sensitive liabilities:
Deposits	$126,894	$ 35,321	$ 15,485	$ 106	$ 177,806
Other borrowings	10,000	640	-	-	10,640
Total interest-sensitive liabilities	$136,894	$ 35,961	$ 15,485	$ 106	$ 188,446
	=====	=====	======	======	=======

Interest-sensitivity gap	(56,589)	(23,960)	73,670	57,431	50,552

Cumulative interest-sensitivity gap to
total interest-sensitivity assets	(23.68)%	(33.70)%	(2.88)%	21.15%	21.15%

ITEM 2.      DESCRIPTION OF PROPERTIES

       The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta, , Georgia. The Bank also operates twelve branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 3610 M. L. King, Jr. Drive, Atlanta, Georgia, which is owned by the Bank; the office located at 965 M. L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located in Cub Foods at 2841 Greenbriar Parkway, S.W., Atlanta, Georgia, which is leased (the lease expires in July 2013); the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at South DeKalb Mall, 2801 Candler Road, Decatur, Georgia, which is leased (the lease expires in May 2001); the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located in Kroger at 6055 Old National Highway, College Park, Georgia, which is leased (the lease expires in August 2004); the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; and the office located at 6 Eleventh Street; Columbus, Georgia, which is leased (the lease expires in August 2003).

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED SHAREHOLDER MATTERS

       The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is very limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 1999. The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.
Quarter Ended:	High Bid	Low Bid

March 31, 1999	8.00	8.00
June 30, 1999	11.50	8.50
September 30, 1999	10.00	6.00
December 31, 1999	7.00	6.00
March 31, 2000	7.00	5.00
June 30, 2000	10.00	3.50
September 30, 2000	8.00	4.50
December 31, 2000	7.56	4.06

       As of March 1, 2001, there were 1,444 holders of record of Common Stock.

       On March 21, 2001, the Company declared an annual cash dividend of $.17 per share for shareholders of record at March 1, 2001. On January 24, 2000, an annual cash dividend of $.16 per share was paid for shareholders of record at December 31, 1999. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See "Description of Business - Bank Regulation."

       The Company did not have any sales of unregistered securities during 1997. Effective January 30, 1998, the Company granted to President and Chief Executive Officer, James E. Young an option to purchase 17,500 shares of common stock. The securities underlying this grant are unregistered On September 15, 1999, the Company sold 66,000 shares of common stock and 90,000 shares of non-voting stock to Fannie Mae, each at a price of $9.50 per share, for an aggregate purchase price of $1,482,000. The shares were unregistered at the time of the sale. However, on December 2, 1999, the SEC declared effective the Registration Statement on Form S-3 filed by the Company, registering the shares of common stock acquired by Fannie Mae.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Citizens Bancshares Corporation (the "Company") is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company, through the Bank and Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market area, metropolitan Atlanta and Columbus area. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through thirteen full-service bank branches and the mortgage company headquarters.

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

Financial Condition

The Company's total assets in 2000 increased by $51,768,000 or 24.02% to $267,278,000 over 1999 due principally to a 19.20% increase in net loans. In addition, interest bearing deposits with banks and investment securities available for sale increased $12,443,000 and $14,278,000, respectively compared to the previous year. This increase is primarily a result of internal growth in the Company's target market area and the purchase of certain assets and the assumption of all the deposits of a failed institution purchased from the FDIC on March 10, 2000. The Company purchased approximately $22.9 million in loans, net of $3.1 million in discounts, and obtained due from other banks of approximately $2.0 million from the FDIC. In 1999, the Company's total assets increased by $8,684,000 or 4.20% to $215,510,000 at December 31, 1999 compared to the previous year. This increase was due to growth in loan volume as loans, net increased by $15,051,000 to $132,010,000 in 1999 compared to 1998.

Interest bearing deposits with other banks increased by $12,443,000 compared to the previous year was primarily due to several large corporate and governmental customers deposits. These funds can be temporary in nature and fluctuate monthly. In 1999, interest bearing deposits with other banks decreased by $10,563,000 compared to 1998 as these funds were used to fund the Company's loan growth.

Property held for sale decreased by $1,017,000 compared to 1999 reflecting the sale of a closed branch facility located in downtown Atlanta. The Company realized a pretax gain of approximately $745,000 on this transaction. There was no property held for sale in 1998. Premises and equipment increased $752,000 or 12.55% at December 31, 2000 from December 31, 1999 as a result of two branch buildings purchased from the FDIC, the opening of our Cascade branch located in Atlanta, Georgia and the opening of our thirteenth branch in Columbus, Georgia. The Company closed one of the branch locations purchased from the FDIC due to its close proximity to the Company's main office. In 1999, the Company opened a supermarket branch location in one of the nation's largest supermarket chains.

Investment Portfolio

The composition of the Company's total investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate sensitivity position while at the same time producing adequate levels of interest income. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

As of December 31, 2000, investment securities comprised approximately 24.1% of the Bank's assets. The investment portfolio had a fair market value of $64,603,000 and an amortized cost of $63,893,000, for an unrealized gain of $710,000.

As of December 31, 1999, investment securities comprised approximately 24.2% of the Bank's assets. The investment portfolio has a fair market value of $51,980,000 and an amortized cost of $53,766,000, for an unrealized loss of $1,786,000.

Provision and Allowance for Loan Losses

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

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the reserve for possible loan losses at an adequate level. In 2000, the Company increased its provision for loan losses by $457,000 to $744,000 from 1999 largely due the default of one loan. As discussed in Note 4 to the Consolidated Financial Statements, the Company has a loan outstanding in the amount of $2.2 million that is secured by the debtor's accounts receivable. The borrower is in default and the Bank has filed a lawsuit against the debtor and the guarantors. Management, based on the available information, has reserved $900,000 related to this loan as part of the allowance for loan losses at December 31, 2000. The range of loss on this loan is $0-$2.2 million, depending on whether the debtor performs according to the terms of the note and the value of the collateral. The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions.

At December 31, 2000 and 1999, the Company's allowance for loan losses was approximately $2,673,000 or 1.66% of loans, net of unearned income compared to $1,612,000 or 1.21% of loans, net of unearned income. Also, during 2000, the Company acquired loans with a principal balance of $26.0 million at a discount of $3.1 million from the Federal Deposit Insurance Corporation (the "FDIC") (see Note 2 to the Consolidated Financial Statements). Management evaluated the fair value of the loans acquired and determined, in accordance with its policy, $1.4 million of the discount should be allocated to the allowance for loan losses. The remaining discount is being accreted over the estimated remaining lives of the purchased loans. Management believes that the reserve for possible loan losses was adequate to provide for potential loan losses at December 31, 2000 and 1999.

Deposits and Other Borrowings

Deposits remain the Company's primary source of funding loan growth. Total deposits increased by $48,050,000 or 26.28% to $230,863,000 from December 31, 1999. Noninterest bearing deposits increased by $2,332,000 or 4.41%, while interest-bearing deposits increased by $45,718,000 or 35.19%. These increases are primarily due to internal growth as the Company has opened several new branches and the purchase of approximately $28.6 million in deposits of a failed institution the Company acquired from the FDIC. For a discussion of deposits maturities and composition, refer to Note 6, Deposits, in the Notes to Consolidated Financial Statements.

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal Home Loan Bank (the "FHLB") advances and short-term borrowings. The Company had outstanding advances from the FHLB of $10,000,000 at December 31, 2000 and 1999. The outstanding advances bear interest at a fixed rate of 5.82% and 5.07% at December 31, 2000 and 1999, respectively. The advances are collateralized by a blanket lien on the Company's 1- 4 family mortgage loans. The Company also has an unsecured note payable of $640,000 at December 31, 2000. This is a decrease of $195,000 compared to 1999 note payable of $835,000. The note bears interest at prime minus 50 basis points.

The following selected financial data for Citizens Bancshares Corporation and subsidiary should be read in conjunction with the consolidated financial statements and related notes appearing in another section of this Annual Report.

Years ended December 31,
	2000	1999	1998
(amounts in thousands, except per shares data and financial ratios)
Statement of operating data:
Net interest income	$ 11,485	$ 10,435	$ 9,209
Provision for loan losses	$ 744	$ 287	$ 175
Net income	$ 2,101	$ 1,881	$ 1,766
Per share data:
Net income	$ 0.95	$ 0.87	$ 0.82
Book value	$ 9.98	$ 8.47	$ 8.56
Cash dividends declared	$ 0.16	$ 0.15	$ -
Balance sheet data:
Loans, net of unearned income and discounts	$ 160,026	$ 133,622	$ 118,661
Deposits	$ 230,863	$ 182,813	$ 184,672
Notes payable	$ 640	$ 835	$ 1,427
Advances from Federal Home Loan Bank	$ 10,000	$ 10,000	$ -
Total assets	$ 267,278	$ 215,510	$ 206,827
Average sharesholders' equity	$ 20,006	$ 18,467	$ 17,283
Average assets	$ 249,272	$ 209,403	$ 194,260
Ratios:
Net income to average assets	0.84%	0.90%	0.91%
Net income to average stockholders' equity	10.50%	10.19%	10.22%
Dividend payout ratio	16.97%	17.26%	- %
Average stockholders' equity to average assets	8.03%	8.82%	8.90%

Interest income on loans, including fees, increased by $3,149,000 to $15,505,000 or 25.48% compared to a $965,000 increase or 8.47% in 1999 and $130,000 increase or 1.15% in 1998. These increases are due to loan volume as average loans outstanding at ended December 31, 2000, 1999 and 1998 was $159,583,000, $120,185,000 and $118,484,000, respectively. Similarly, interest expense on deposits and other borrowings increased by $2,227,000 to $7,697,000 or 40.71% compared to a $281,000 increase or 5.42% in 1999 and $56,000 increase or 1.09% in 1998. These increases are primarily due to deposit volume as average interest-bearing deposits outstanding at ended December 31, 2000, 1999 and 1998 was $157,430,000, $132,672,000 and $126,877,000, respectively.

Net income for the year ended December 31, 2000 increased 11.70% to approximately $2,101,000 from $1,881,000 for the year ended December 31, 1999. Net income for the year ended December 31, 1999 increased 6.47% from $1,766,000 for the year ended December 31, 1998. As a result, net income per share was $0.97, $0.87 and $0.82 in 2000, 1999 and 1998, respectively. The Company's net income to average stockholders' equity (ROE) was 10.50%, 10.19% and 10.22% in 2000, 1999 and 1998, respectively. Overall, the Company's capital position remains strong as the ratio of average stockholders' equity to average assets for 2000 was 8.04% compared to 8.82% in 1999 and 8.90% in 1998.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the Company's principal source of earnings, represents the amount by which the income received on interest-bearing assets (primarily loans and investment securities) exceeds the interest paid on interest-bearing liabilities (mainly deposits). The following table represents the Company's net interest income on a tax-equivalent basis. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34% for 2000, 1999, and 1998.
	December 31,
	2000	1999	1998
	(amounts in thousands)

Interest Income	$ 19,182	$ 15,904	$14,398
Tax-equivalent adjustment	238	234	173

Interest income, tax-equivalent basis	19,420	16,138	14,571
Interest expense	(7,697)	(5,470)	(5,189)

Net interest income, tax equivalent basis	11,723	10,668	9,382

Provision for loan losses	(744)	(287)	(175)
Noninterest income	8,421	7,864	8,339
Noninterest expense	(16,297)	(15,474)	(14,904)

Income before income taxes	3,103	2,771	2,642

Income tax expense	(764)	(656)	(703)
Tax-equivalent adjustment	(238)	(234)	(173)
Income tax expense, tax-equivalant basis	(1,002)	(890)	(876)

Net income	$ 2,101	$ 1,881	$ 1,766
	======	======	======

Net interest income, on a fully tax-equivalent basis, accounted for 58.2% of net interest income and noninterest income before provision for loan losses in 2000, 57.6% in 1999 and 52.9% in 1998. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company has an Asset/Liability Management Committee ("ALCO"), which is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposure. Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

Net interest income on a tax-equivalent basis increased $1,055,000 or 9.89% for the year ended 2000 as compared to 1999. As a result of rapid interest rates increases during 2000 and competition from local area banks, the Company could not pass along the additional cost of funding the Bank's earning assets. In 2000, the Company's net interest margin was 5.33% compared to 5.89% in 1999.

Net interest income on a tax-equivalent basis increased $1,286,000 or 13.1% for the year ended 1999 as compared to the same period in 1998. During 1999, the net interest margin was 5.89% on average earning assets of approximately $181,086,000 compared to 5.56% on average earning assets of approximately $168,651,000 in 1998.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from mortgage company, and profits and commissions earned through securities and insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $8,421,000 in 2000, an increase of 7.08% from the prior year, and $7,864,000 in 1999, a decrease of 5.70% from that reported in 1998.

Fee income from service charges on deposit accounts decreased 2.23% percent in 2000 following an 8.95% decrease in 1999. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the Bank's service area, and the Atlanta, Georgia economy has been exceptionally strong for the past several years.

Gain on sale of assets was $745,000 in 2000 representing the gain realized on the sale of a non-strategic branch. There were no sales of assets in 1999 and 1998. Gain on sale of securities was $62,000 in 2000 compared to $7,000 in 1999 and $381,000 in 1998. In 1998, the Company liquidated a portion of its equity investment portfolio in anticipation of changes in market conditions and realized a gain of $360,000.

Origination fees from mortgage company decreased $903,000 or 27.38% in 2000 compared to an increase of $148,000 in 1999 and $1,599,000 in 1998. The primary factor affecting the Company's mortgage subsidiary is changes in mortgage interest rates. Over the past two years, the mortgage subsidiary has been unfavorably impacted by decreased loan volume and increasing interest rates. Management has implemented corrective actions to improve the mortgage subsidiary's financial performance.

Other operating income increased $740,000 or 78.15% in 2000 compared to $105,000 in 1999 and $88,000 in 1998. The most significant component of the increase in other operating income in 2000 was $297,000 received from the U. S. Department of the Treasury through its Bank Enterprise Award Program. This program provides community banks the opportunity to increase loans and financial services within the inner city.

Noninterest Expense

Noninterest expense totaled $16.3 million in 2000, an increase of 5.32% from the prior year, and $15.5 million in 1999, an increase of 3.83% from that reported in 1998. The increases in both 2000 and 1999, in large part, were due to the addition of several new branches opened during 2000 and 1999.

Salaries and employee benefits expense increased 1.17% for 2000 compared to an increase of 2.34% in 1999. The increases were the result of an increase in the number of employees, increased insurance costs and regular merit increases. Salaries and employee benefits expense decreased 8.49% in 1998 as a result of efficiencies gained in the merger with First Southern Bancshares, Inc.

Net occupancy and equipment expense increased 3.84% in 2000 and decrease 4.00% in 1999. The increases in net occupancy and equipment expense in 2000 was primarily attributable to the Company's expansion in new and existing markets, normal renovation of existing properties, and the technical and hardware upgrades needed to support increased business growth.

Other operating expenses increased 11.64% in 2000 to $6.1 million. In 1999, other operating expenses increased 10.01% to $5.5 million. The increases were primarily attributable to a combination of data processing costs, marketing expenses associated the opening of new branches and new products, the integration of loans and deposits purchased from the FDIC, and other losses related to normal business operation. The most significant component of the increase in other operating expense in 2000 was an unfavorable judgment in a lawsuit for $308,000. The most significant component of the increase in other operating expense in 1999 was a $309,000 increase in data processing. The increase in data processing costs was due to the Company's Year 2000 readiness program.

Capital Resources

Shareholders' equity increased by $3,115,000 during 2000, primarily due to retained earnings and a decrease in accumulated other comprehensive loss. Shareholders' equity increased slightly by $353,000 during 1999, primarily due to the net income being offset by dividends and the unrealized losses in the investment securities available for sale portfolio.

Dividends of $357,000 were declared on the Company's common stock in 2000, representing a 9.8% increase over 1999. The annual dividend rate in 2000 was $0.16 per common share, a 6.7% increase over 1999. The dividend payout ratio was 16.97% and 17.26% for 2000 and 1999, respectively. The Company did not pay a dividend in 1998. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Subsequent to year end, the Company's Board of Directors approved a 6% increase in the annual dividend rate, raising it to $0.17 per common share for 2001.

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company's capital position remains strong as the ratio of average shareholders' equity to average assets for 2000 was 8.04% compared to 8.82% in 1999 and 8.90% in 1998.

In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Company and the Subsidiary Banks are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off of the balance sheet. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 14% and our ratio of Tier 1 Capital to risk-weighted assets was 12%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 8%.

Income Taxes

Income tax expense increased $107,000, or 16.3%, to $764,000 for the year ended December 31, 2000. The effective tax rate as a percentage of pretax income was 26.7% in 2000, 25.9% in 1999 and 28.5% in 1998. The statutory federal rate was 34 percent during 2000, 1999 and 1998. The increase in the effective tax rate in 2000 was primarily attributable to the disallowance of a portion of tax benefits associated with tax-exempt interest income earned on obligations of qualifying state and municipal authorities. For further information concerning the provision for income taxes, refer to Note 8, Income Taxes, in the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements and Other Accounting Issues

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which delayed the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133.

On January 1, 2001, the Company adopted SFAS No. 133 and transferred held to maturity securities with an amortized cost of $2,198,000 and an estimated fair value of $2,213,000 into the available for sale category. There was no income statement impact from the adoption of SFAS No. 133.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires substantial disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Portions of the statement are effective immediately and have been adopted by the Company. Other portions become effective for transactions occurring after March 31, 2001. The adoption of the continuing provisions of SFAS No. 125 did not have a material impact on the Company's consolidated financial position or consolidated results of operations. Management does not anticipate that the adoption of the new provisions of SFAS No. 140 will have a material impact on the Company's consolidated financial position or consolidated results of operations.

Liquidity Management

 Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the parent holding company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. At December  31, 2000, the Company's Subsidiary Banks could have paid additional dividends to the parent holding company of approximately $1,132,000 while continuing to meet the capital requirements for "well-capitalized" banks. Also, the parent holding company has access to various capital markets. The parent holding company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company's customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

Impact of Inflation and Changing Prices

A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

First, the Company has adopted an asset/liability management program to monitor the Company's interest rate sensitivity and to ensure the Company is competitive in the loans and deposit market. Secondly, the Company performs periodic reviews to ensure its banking services and products are priced appropriately. Various information shown elsewhere in the Company's 10-KSB and in the Notes to Consolidated Financial Statements, should be considered in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.

Forward Looking Statements

This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/ or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/ or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory policies or requirements.

ITEM 7.      FINANCIAL STATEMENTS

The Company's audited financial statements are included in Exhibit 13.1 to this Form 10-KSB:

Independent Auditors' Report
Financial Statements

Consolidated Balance Sheets dated as of December 31, 2000 and 1999
Consolidated Statements of Income for the years ended December 31, 2000,
1999 and 1998
Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended December 31, 2000,
1999 and 1998
Notes to Consolidated Financial Statements

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2001 under the headings, "Election of Directors - Director Nominees" at pages 2 and 3, "Principal Officers" at page 4 and 6, "Beneficial Ownership of Common Stock" at pages 8 through 10, and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" at page 11, and are incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2001 under the heading, "Executive Compensation" at pages 6 and 7, and are incorporated herein by reference.

 ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT

       The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2001 under the heading, "Beneficial Ownership of Common Stock" at pages 8 through 10, and are incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2001 under the headings "Certain Transactions" at page 7 and 8, and are incorporated herein by reference.

ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K

       (a)       Exhibits

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Instruments Defining the Rights of Security Holders.(3)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(1)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(1)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(1)
10.4	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(4)
10.5	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999 Incentive Stock Option Plan.(5)
13.1	The Company's 2000 Report of Independent Certified Public Accountants and Notes to the Financials Statements.
21.1	List of subsidiaries of the Company.(1)
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Deloitte & Touche LLP
24.1	Power of attorney. See the signature pages to this Report.

__________________

* Compensatory plan or arrangement.

(1) Incorporated by reference to exhibit of same number in the Company's 1999 Form 10-KSB.

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
President and CEO

Date: April 16, 2001

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
Signature	Title	Date

/s/ Herman J. Russell Herman J. Russell	Chairman of the Board	April 16, 2001

/s/ Gregory T. Baranco Gregory T. Baranco	Director	April 16, 2001

/s/ Thomas E. Boland Thomas E. Boland	Director	April 16, 2001

/s/ Bernard H. Bronner Bernard H. Bronner	Director	April 16, 2001

/s/ Robert L. Brown Robert L. Brown	Director	April 16, 2001

/s/ Johnnie L. Brown Johnnie L. Clark	Director	April 16, 2001

/s/ William Cleveland William Cleveland	Director	April 16, 2001

/s/ C. David Moody C. David Moody	Director	April 16, 2001

/s/ Lynn Patillo Lynn Pattillo	Director	April 16, 2001

/s/ Ray Robinson Ray Robinson	Director	April 16, 2001

/s/ H. Jerome Russell H. Jerome Russell	Director	April 16, 2001

/s/ R. K. Sehgal R. K. Sehgal	Director	April 16, 2001

/s/ James E. Young James E. Young	Director and President*	April 16, 2001

/s/ Samuel J. Cox Samuel J. Cox	Senior Vice President and Chief Financial Officer**	April 16, 2001

* Principal executive officer

** Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Instruments Defining the Rights of Security Holders.(3)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(1)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(1)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(1)
10.4	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(4)
10.5	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999 Incentive Stock Option Plan.(5)
13.1	The Company's 2000 Report of Independent Certified Public Accountants and Notes to the Financials Statements.
21.1	List of subsidiaries of the Company.(1)
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Deloitte & Touche LLP
24.1	Power of attorney. See the signature pages to this Report.

__________________

* Compensatory plan or arrangement.

(1) Incorporated by reference to exhibit of same number in the Company's 1999 Form 10-KSB.

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