Form 10QSB
period 2001-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2001-05-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - QSB

( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
           EXCHANGE ACT OF 1934

            For the quarterly period ended       March 31, 2001

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

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: 2,088,213 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on April 30, 2001.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000 (Unaudited)

ASSETS	2001	2000

Cash and due from banks	$ 21,809,841	$ 12,118,202
Federal funds sold	55,000	50,000
Interest-bearing deposits with banks	13,970,973	13,004,261
Certificates of deposit	2,395,000	995,000
Investment securities available for sale, at fair value (amortized cost
of $48,265,199 in 2001 and $58,462,023 in 2000)	49,283,900	59,105,879
Investment securities held to maturity, at cost (estimated fair value
of $3,072,238 in 2001 and $5,496,957 in 2000)	2,976,759	5,431,090
Other investments	1,510,850	1,510,850
Loans held for sale	-	263,743
Loans, net	160,279,082	157,351,888
Property held for sale	-	387,721
Premises and equipment, net	6,808,091	6,744,758
Cash surrender value of life insurance	6,397,240	6,072,774
Other assets	4,029,356	4,242,074

	$ 269,516,092	$ 267,278,240

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits	$ 53,571,847	$ 55,227,361
Interest-bearing deposits	179,314,039	175,635,324
Total deposits	232,885,886	230,862,685

Accrued expenses and other liabilities	3,681,080	3,778,817
Notes payable	439,754	639,754
Advances from Federal Home Loan Bank	10,000,000	10,000,000

Total liabilities	247,006,720	245,281,256

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $1 par value; 5,000,000 shares
authorized; 2,230,065 shares issued and outstanding	2,230,065	2,230,065
Nonvoting common stock - $1 par value; 5,000,000 shares
authorized; 90,000 issued and outstanding	90,000	90,000
Additional paid-in capital	7,444,693	7,444,693
Retained earnings	13,291,867	12,907,112
Treasury stock, 134,126 and 115,526 shares at cost at
December 31, 2001 and 2000, respectively	(1,219,594)	(1,089,853)
Accumulated other comprehensive income - unrealized
gain on investment securities available for sale	672,341	414,967

Total stockholders' equity	22,509,372	21,996,984

	$ 269,516,092	$ 267,278,240

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)

	2001	2000

Interest income:
Loans, including fees	$ 3,937,086	$ 3,372,095
Investment securities:
Taxable	657,776	668,972
Tax-exempt	125,783	113,403
Dividends	45,689	30,140
Federal funds sold	13,843	8,635
Interest-bearing deposits	160,182	61,490
Total interest income	4,940,359	4,254,735

Interest expense:
Deposits	1,909,649	1,428,906
Other borrowings	142,374	145,163
Total interest expense	2,052,023	1,574,069
Net interest income	2,888,336	2,680,666

Provision for loan losses	120,000	60,000

Net interest income after provision for
loan losses	2,768,336	2,620,666

Noninterest income:
Service charges on deposit accounts	882,336	809,496
Gain on sales of securities	320,100	-
Gain on sales of assets	121,398	-
Origination fees from mortgage company	557,894	623,097
Other operating income	484,643	254,491
Total noninterest income	2,366,371	1,687,084

Noninterest expense:
Salaries and employee benefits	2,007,031	1,790,011
Net occupancy and equipment	680,609	622,695
Other operating expenses	1,363,257	1,323,488
Total noninterest expense	4,050,897	3,736,194

Income before income taxes	1,083,810	571,556
Income tax expense	324,833	151,576

Net income	$ 758,977	$ 419,980

Net income per share - basic and diluted	$ 0.35	$ 0.19

Weighted average outstanding shares - basic and diluted	2,194,960	2,228,213

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001, AND 2000 (Unaudited)

	2001	2000

OPERATING ACTIVITIES:
Net income	$ 758,977	$ 419,980
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	120,000	60,000
Depreciation	290,220	270,677
Amortization and accretion, net	15,409	18,473
Gain on sale of assets and securities	(441,498)	-
Change in mortgage loans held for sale	263,743	(5,000)
Proceeds from sale of property held for sale	509,119	-
Change in other assets	212,718	(1,003,254)
Change in accrued expenses and other liabilities	(97,737)	219,324

Net cash provided by <used in> operating activities	1,630,951	(19,800)

INVESTING ACTIVITIES:
Proceeds from maturities of investments:
Securities held to maturity	255,000	573,812
Securities available for sale	27,149,264	4,100
Purchases of investments:
Securities available for sale	(14,888,117)	-
Proceeds from sales of investment securities available for sale	322,228	-
Net decrease in other investments	-	448,197
Net cash and due from banks acquired from FDIC	-	3,208,450
Net change in loans	(3,047,194)	(5,646,755)
Purchases of premises and equipment	(353,553)	(195,843)
Increase of cash value life insurance policies	(324,466)	(333,940)
Net change in interest bearing deposits with banks	(966,712)	(43,129)
Purchases of certificates of deposit	(1,400,000)	-
Net change in Federal Funds sold	(5,000)	520,000

Net cash provided by <used in> investing activities	6,741,450	(1,465,108)

FINANCING ACTIVITIES:
Net change in non interest-bearing deposits	$ (1,655,514)	$ 2,751,500
Net change in interest-bearing deposits	3,678,715	443,269
Principal payments on debt	(200,000)	(200,000)
Purchase of treasury stock	(129,741)	-
Dividends paid	(374,222)	(356,511)

Net cash provided by financing activities	1,319,238	2,638,258

Net change in cash and due from banks	9,691,639	1,153,350

CASH AND DUE FROM BANKS:
Beginning of year	12,118,202	11,898,005

End of year	$ 21,809,841	$ 13,051,355

Supplemental disclosures of cash paid during the year for:
Interest	$ 2,361,066	$ 1,196,650
Income taxes	265,000	-
Change in unrealized gain (loss) on investment
securities available for sale, net of tax	257,375	(142,799)

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and 2000
(unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia through its wholly owned subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services").

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

The consolidated financial statements of the Company as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month periods have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

Forward Looking Statements

This report contains forward-looking statements which are subject to numerous assumptions, risks and uncertainties. In preparing this report, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements such as the allowance for loan losses and valuation allowances associated with the recognition of deferred tax assets. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/ or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/ or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory policies or requirements.

ACCOUNTING POLICIES

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Company has followed those policies in preparing this report.

ACQUISITION

On March 10, 2000, the Company, through its bank subsidiary, entered into a Purchase and Assumption Agreement (the "Agreement") with the Federal Deposit Insurance Corporation to purchase certain assets and assume all of the deposits of a failed institution. The Company paid a premium of approximately $2.5 million for the deposits assumed ($28.6 million) and received approximately $3.1 million as a discount on the loans purchased ($26.0 million). The Company also obtained due from other banks of approximately $2.0 million. The assets and liabilities were recorded at their estimated fair values at the date of acquisition. Premiums paid on deposits and discounts received on loans are being accreted/amortized over the estimated lives of the deposits assumed and the loans purchased.

COMMON STOCK

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which delayed the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position or consolidated results of operations.

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

RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company, through the Bank and Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market area, metropolitan Atlanta and Columbus, Georgia. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through 12 full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia and the mortgage company's headquarters.

The following discussion is of the Company's financial condition as of March 31, 2001 and the changes in the financial condition and results of operations for the three month periods ended March 31, 2001 and 2000.

FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets at March 31, 2001, increased by $24,467,000 to was $269,516,000 - an increase of 9.98% compared to the same period a year ago. For the three month period ended March 31, 2001, total assets increased $2,238,000 or 0.84%. These increases are due to the growth in the Company's retail banking operations. In 2000, the Company expanded it retail operations by opening two new branches and acquired certain assets and the assumption of all the deposits of a failed institution from the FDIC on March 10, 2000. For the three month period ended March 31, 2001, net loans increased $2,927,000 or 1.86%.

For the three months, the Company's interest bearing deposits and federal funds sold increased $972,000 or 7.44% and investment securities decreased $12,276,000 or 19.02%. These changes are attributable to funding new loans, the maturity of a short-term investment matched to approximately $10,000,000 in short-term deposits and the purchasing of an additional $1.4 million in certificates of deposits.

Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased $324,000 or 5.34% as a result of additional premiums paid during the first quarter of 2001.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At March 31, 2001 and December 31, 2000, the Company's investment securities portfolio represented approximately 19.4% and 24.1% of total assets, respectively.

Investment securities available for sale are summarized as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2001:

U.S. Treasury and
U.S. Government agencies	$ 26,705,344	$ 102,637	$ 5,974	$ 26,802,007
State, county, and municipal securities	8,218,517	161,153	5,935	8,373,735
Mortgage-backed securities	11,936,233	119,452	20,488	12,035,197
Equity securities	1,405,105	674,579	6,723	2,072,961
Totals	$ 48,265,199	$ 1,057,821	$ 39,120	$ 49,283,900

At December 31, 2000:

U.S. Treasury and
U.S. Government agencies	$ 49,997,312	$ 750	$ 434,734	$ 49,563,328
State, county, and municipal securities	6,762,762	57,373	46,022	6,774,113
Mortgage-backed securities	694,919	1,328	28,825	667,422
Equity securities	1,007,030	1,093,986	-	2,101,016
Totals	$ 58,462,023	$ 1,153,437	$ 509,581	$ 59,105,879

Investment securities held to maturity are summarized as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2001:

State, county, and municipal securities	$ 2,976,759	$ 95,479	$ -	$ 3,072,238
Totals	$ 2,976,759	$ 95,479	$ -	$ 3,072,238

At December 31, 2000:

Mortgage-backed securities	$ 2,199,164	$ 24,992	$ 9,954	$ 2,214,202
State, county, and municipal securities	3,231,926	50,829	-	3,282,755
Totals	$ 5,431,090	$ 75,821	$ 9,954	$ 5,496,957

On January 1, 2001, the Company adopted SFAS No. 133 and transferred held to maturity securities with an amortized cost of $2,199,000 and an estimated fair value of $2,213,000 into the available for sale category. There was no income statement impact from the adoption of SFAS No. 133.

LOANS

Loans outstanding at March 31, 2001 and December 31, 2000, by classification, are summarized as follows:
	December 31,
	2001	2000

Commercial, financial, and agricultural	$ 47,498,027	$ 48,462,227
Installment	8,507,320	9,606,215
Real estate - mortgage	76,640,621	68,275,993
Real estate - construction	12,720,868	11,640,371
Other	18,492,254	23,421,863
	163,859,090	161,406,669
Less: Net deferred loan fees	271,229	231,488
Allowance for loan losses	2,205,042	2,672,919
Discount on loans acquired from FDIC	1,103,737	1,150,374
	$ 160,279,082	$ 157,351,888

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

At March 31, 2001, the recorded investment in loans that are considered to be impaired was approximately $3,152,000, a decrease of $2,217,000 from $5,369,000 at December 31, 2000. The improvements in impaired loans reflect several pay-offs and improvement in payment performance. For the three months ended March 31, 2001 the Company recognized approximately $ 34,000 in interest income on these impaired loans on an accrual basis.

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

Nonperforming loans increased by $899,000 to $2,742,000 at March 31, 2001 from $1,843,000 at December 31, 2000. This increase is primarily due to a secured loan outstanding in the amount of $2.2 million on which the borrower is in default. Nonperforming assets represented 1.69% of loans, net of unearned income, discounts and real estate acquired through foreclosure at March 31, 2001 as compared to 1.15% at December 31, 2000.

The table below presents a summary of the Company's nonperforming assets at March 31, 2001 and December 31, 2000.
	2001	2000
	(Amounts in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$836	$1,832
Past-due loans	1,906	11
Nonperforming loans	2,742	1,843

Real estate acquired through foreclosure	-	-
Total nonperforming assets	$2,742	$1,843

Ratios:
Nonperforming loans to loans, net of unearned
income and discount on loans	1.69%	1.15%

Nonperforming assets to loans, net of unearned income,
discounts and real estate acquired through foreclosure	1.69%	1.15%

Nonperforming assets to total assets	1.02%	0.69%

Allowance for loan losses to nonperforming loans	80.42%	145.04%

Allowance for loan losses to nonperforming assets	80.42%	145.04%

Interest income on nonaccrual loans which would have been recorded for the three months period ended March 31, 2001 totaled approximately $21,000.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The Company's process for determining an appropriate allowance for loan losses includes management's judgment and use of estimates. A general reserve of 0.8% is applied to the portion of the loan portfolio that is nonclassified. A specific reserve is applied to all classified loans using a percentage formula related to the degree of impairment based on the standard industry and regulatory grading systems as follows: 2.5% for loans graded "Special Mention," 15% for loans graded "Substandard," 50% for loans graded "Doubtful," and 100% for loans graded "Loss."

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

As of March 31, 2001, the allowance for loan losses was approximately $2,205,000, representing 1.35% of total loans, net of unearned income compared to approximately $2,673,000 at December 31, 2000, which represented 1.66% of total loans, net of unearned income. During the first quarter of 2001, the Company increased its provision for loan losses by $60,000 to $120,000 compared to the same period in 2000. The Company has a secured loan outstanding in the amount of $2.2 million and the borrower is in default. The Company has filed a lawsuit against the debtor and the guarantors. For the period ended March 31, 2001, net loans charge-offs totaled $588,000 compared to net loans charge-offs of $188,000 as of March 31, 2000. Approximately $500,000 of net loans charged-off for the three month period ended March 31, 2001 was attributed to the $2.2 million loan in default.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans. The Company's church loans were approximately $43.0 million at March 31, 2001 and $41.7 million at December 31, 2000. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month period ended March 31, 2001 and year ended December 31, 2000, respectively.

ALLOWANCE FOR LOAN LOSSES
	2001	2000
	(Amounts in thousands, except
	financial ratios)

Loans, net of unearned income	$163,588	$161,175

Average loans, net of unearned income, discounts
and the allowance for loan losses	$157,087	$159,583

Allowance for loans losses at the
beginning of period	$2,673	$1,612

Loans charged off:
Commercial, financial, and agricultural	560	457
Real estate - loans	222	658
Installment loans to individuals	29	777
Total loans charged off	811	1,892

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	70	62
Real estate - loans	106	438
Installment loans to individuals	47	309
Total loans recovered	223	809

Net loans charged off	588	1,083

Allocation of discount on purchased loans	-	1,400

Additions to allowance for loan losses
charged to operating expense	120	744

Allowance for loan losses at period end	$2,205	$2,673

Ratio of net loans charged off to average
loans, net of unearned income and the allowance
for loan losses	0.37%	0.68%

Allowance for loan losses to loans, net of
unearned income	1.35%	1.66%

DEPOSITS

Deposits remain the Company's primary source of funding loan growth. Total deposits increased by $2,023,000 or 0.88% to $232,886,000 from December 31, 2000. Noninterest bearing deposits decreased by $1,656,000 or 3.00%, while interest-bearing deposits increased by $3,679,000 or 2.09%. These increases are primarily due to internal growth as the Company has opened two new branches during 2000. The Company also purchased two branch buildings from the FDIC in 2000. One of the branch buildings is operated as a full-service branch and the other building was sold during the first quarter of 2001.

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal Home Loan Bank (the "FHLB") advances and short-term borrowings. The Company had outstanding advances from the FHLB of $10,000,000 at March 31, 2001 and December 31, 2000. The outstanding advances bear interest at a fixed rate of 5.82% at March 31, 2001 and December 31, 2000, respectively. The advances are collateralized by a blanket lien on the Company's 1- 4 family mortgage loans.

The Company also has an unsecured note payable of $440,000 at March 31, 2001. This is a decrease of $200,000 from December 31, 2000. The note bears interest at prime minus 50 basis points.

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the three month period increased $208,000 to $2,888,000 compared to $2,681,000 for the same period in 2000. Contributing to this results were an improvement in yield on loans as several large outstanding line of credits tied to LIBOR instead of PRIME matured and were not renewed. As a result, the yield on loans improved to 10% for the first quarter of 2001 compared to 9% for the same period last year. Also, interest earned on interest-bearing deposits with bank increased by $99,000 as the average balance for interest-bearing deposits for the first of 2001 increased to $9,946,000 from $4,033,000 compared to March 31, 2000.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from mortgage company, and profits and commissions earned through securities and insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $2,366,000 for the first quarter of 2001, an increase of $679,000 or 40.26% compared to March 31, 2000.

Fee income from service charges on deposit accounts increased $73,000 or 9.00% in 2001. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the Bank's service area, and the Atlanta metro economy has slowed compared to last year.

Gain on sale of assets and investment securities totaled $441,000 for the first quarter in 2001 representing the gains realized on the sale of a non-strategic branch and gains realized from the sale of investment securities. The Company liquidated a portion of its equity investment portfolio in anticipation of changes in market conditions and realized a pretax gain of $320,000 and it's also realized a pretax gain of $121,000 on the sale of the branch building. There were no sales of assets in the first quarter of 2000.

Origination fees from the mortgage company decreased $65,000 or 10.46% in the first quarter compared to same period in 2000. The primary factor affecting the Company's mortgage subsidiary is decreased loan volume. Company's management has implemented corrective actions to improve the mortgage subsidiary's financial performance. During 2001, the Company hired a new president.

Other operating income increased $230,000 or 90.47% for the three month period ended March 31, 2001 compared to $254,000 for the same period in 2000. This increase is attributed to various immaterial components of other operating income including fees earned on two new products issued last year, debit cards and investment services.

Noninterest expense:

Noninterest expense totaled $4,051,000 for the three month period ended March 31, 2001, an increase of $217,000 or 8.42% compared to the period last year. The increases, in large part, is due to the addition of several new branches opened during second and fourth quarter of 2000 and severance payments made to former employees at the Company's mortgage subsidiary who left during a management restructuring.

Salaries and employee benefits expense increased $217,000 or 12.12% for the first quarter 2001 compared to 2000.

Net occupancy and equipment expense increased $57,000 or 9.30% in 2001 to $680,000. The increases in net occupancy and equipment expense is attributable to the Company's expansion in new and existing markets, normal renovation of existing properties, and the technical and hardware upgrades needed to support increased business growth.

Similarly, other operating expenses, which increased 3.00% to $1,363,000 in 2001, increased for the same reasons as net occupancy and equipment expense in 2001.

LIQUIDITY

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

The primary source of liquidity for the parent holding company is dividends from the Subsidiary Banks. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends that could be paid by the Bank to the Company in 2001 without prior regulatory approval is approximately $1,132,000 while continuing to meet the capital requirements for "well-capitalized" banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet. On March 31, 2001, the Bank paid cash dividends totaling $948,000 to the Company.

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

CAPITAL RESOURCES

Shareholders' equity increased by $512,000 for the three month period ended March 31, 2001, primarily due to retained earnings and an increase in accumulated other comprehensive gain. On March 31, 2001, the Company paid a cash dividend of approximately $374,000 to stockholders of record as of March 1, 2001. The annual dividend rate in 2001 was $0.17 per common share, a 6.25% increase over 2000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of March 31, 2001, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 16% and 8% respectively. As of March 31, 2001, the Company meets all capital adequacy requirements to which it is subject.

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

CITIZENS BANCSHARES CORPORATION

Date: May 12, 2001	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 12, 2001	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and
Chief Operating Officer

Date: May 12, 2001	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer