Form 10QSB
period 2001-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2001-08-14
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - QSB

( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                                    EXCHANGE ACT OF 1934

        For the quarterly period ended      June 30, 2001

(    ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

         For the transition period from                           to

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

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: 2,088,213 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on July 31, 2001.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands)
	June 30,	December 31,
ASSETS	2001	2000

Cash and due from banks	$ 9,827	$ 12,118
Federal funds sold	105	50
Interest-bearing deposits with banks	10,046	13,004
Certificates of deposit	3,095	995
Investment securities available for sale, at fair value (amortized cost
of $48,694 in 2001 and $58,462 in 2000)	49,098	59,106
Investment securities held to maturity, at cost (estimated fair value
of $3,061in 2001 and $5,497 in 2000)	2,977	5,431
Other investments	1,511	1,511
Loans held for sale	2,053	264

Loans, net of unearned income and discounts	162,348	160,025
Less: Allowance for loan losses	(2,201)	(2,673)
Loans, net	160,147	157,352

Property held for sale	-	388
Premises and equipment, net	6,529	6,745
Cash surrender value of life insurance	6,743	6,073
Other assets	4,400	4,241

	$ 256,531	$ 267,278

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits	$ 56,450	$ 55,228
Interest-bearing deposits	161,502	175,635

Total deposits	217,952	230,863

Accrued expenses and other liabilities	3,570	3,779
Notes payable	2,483	639
Advances from Federal Home Loan Bank	10,000	10,000

Total liabilities	234,005	245,281

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $1 par value; 5,000,000 shares
authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares
authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	13,769	12,907
Treasury stock, 141,852 and 115,526 shares at cost at
June 30, 2001 and December 31, 2000, respectively	(1,275)	(1,090)
Accumulated other comprehensive income - unrealized
gain on investment securities available for sale	267	415

Total stockholders' equity	22,526	21,997

	$ 256,531	$ 267,278
See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Interest income:
Loans, including fees	$ 3,865	$ 4,037	$ 7,802	$ 7,409
Investment securities:
Taxable	601	691	1,304	1,390
Tax-exempt	150	115	276	229
Federal funds sold	4	15	18	24
Interest-bearing deposits	195	32	355	93

Total interest income	4,815	4,890	9,755	9,145

Interest expense:
Deposits	1,779	1,809	3,689	3,238
Other borrowings	171	162	313	307
Total interest expense	1,950	1,971	4,002	3,545

Net interest income	2,865	2,919	5,753	5,600

Provision for loan losses	940	90	1,060	150

Net interest income after provision for
loan losses	1,925	2,829	4,693	5,450

Noninterest income:
Service charges on deposit accounts	973	877	1,855	1,687
Gain on sales of securities	604	-	924	-
Gain on sales of assets	269	745	390	745
Origination fees from mortgage company	376	675	933	1,298
Other operating income	409	362	894	616

Total noninterest income	2,631	2,659	4,996	4,346

Noninterest expense:
Salaries and employee benefits	1,854	1,991	3,861	3,781
Net occupancy and equipment	648	638	1,328	1,261
Other operating expenses	1,432	1,427	2,795	2,750

Total noninterest expense	3,934	4,056	7,984	7,792

Income before income taxes	622	1,432	1,705	2,004

Income tax expense	143	413	468	565

Net income	$ 479	$ 1,019	$ 1,237	$ 1,439

Net income per share - basic and diluted	$ 0.22	$ 0.46	$ 0.56	$ 0.65

Weighted average outstanding shares - basic and diluted	2,187	2,228	2,187	2,228

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited - in thousands)

	2001	2000

OPERATING ACTIVITIES:
Net income	$ 1,237	$ 1,439
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,060	150
Depreciation	624	644
Amortization and accretion, net	24	4
Gain on sale of assets and securities	(1,314)	(745)
Change in mortgage loans held for sale	(1,789)	(347)
Change in other assets	(159)	(556)
Change in accrued expenses and other liabilities	(209)	117

Net cash (used in) provided by operating activities	(526)	706

INVESTING ACTIVITIES:
Proceeds from maturities and sales of investments:
Securities held to maturity	255	10
Securities available for sale	40,375	843
Purchases of investments:
Securities available for sale	(27,415)	(365)
Purchases of certificates of deposit	(2,100)	(900)
Net decrease in other investments	-	453
Net cash and due from banks acquired from FDIC	-	3,208
Net change in loans	(3,855)	(4,527)
Proceeds from sale of premises and equipment	346
Purchases of premises and equipment	(486)	(778)
Increase of cash value life insurance policies	(670)	(547)
Net change in interest bearing deposits with banks	2,958	(10,272)
Proceeds from sale of property held for sale	509	2,150
Net expenditures on foreclosed real estate		(27)
Net change in Federal Funds sold	(55)	355

Net cash (used in) provided by investing activities	9,862	(10,397)

FINANCING ACTIVITIES:
Net change in demand deposits	$ 1,222	$ 3,338
Net change in interest-bearing deposits	(14,133)	7,477
Borrowings from line of credit	2,044	393
Principal payments on debt	(200)	(200)
Purchase of treasury stock	(185)	-
Dividends paid	(375)	(356)

Net cash (used in) provided by financing activities	(11,627)	10,652

Net change in cash and due from banks	(2,291)	961

CASH AND DUE FROM BANKS:
Beginning of period	12,118	11,898

End of period	$ 9,827	$ 12,859

Supplemental disclosures of cash paid during the year for:
Interest	$ 2,033	$ 3,295
Income taxes	595	340
Change in unrealized gain (loss) on investment
securities available for sale, net of tax	148	99

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and 2000
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

The consolidated financial statements of the Company as of June 30, 2001 and December 31, 2000, and for the three and six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month and six month periods have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires substantial disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

This report contains forward-looking statements which are subject to numerous assumptions, risks and uncertainties. In preparing this report, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements such as the allowance for loan losses and valuation allowances associated with the recognition of deferred tax assets. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory policies or requirements.

INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company, through the Bank and Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market area, metropolitan Atlanta and Columbus, Georgia. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through 11 full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, and the mortgage company's headquarters.

The following discussion is of the Company's financial condition as of June 30, 2001 and the changes in the financial condition and results of operations for the six month periods ended June 30, 2001 and 2000.

FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets at June 30, 2001, increased by $2,478,000 to $256,531,000 compared to the same period a year ago. For the six month period ended June 30, 2001, total assets decreased $10,747,000 or 4.02%. The decrease is due to Corporate and Governmental customers that make significant monthly deposits and withdrawals. These funds can be temporary in nature and fluctuate monthly. As a result, the Company's interest bearing deposits at other banks decreased $2,958,000 or 22.75%. Similarly, investment securities decreased $12,462,000 or 19.31% due to the maturity of a short-term investment matched to approximately $10,000,000 in short-term deposits from a local government customers. For the six month period ended June 30, 2001, the Company purchased an additional $2.1 million in certificates of deposits. The certificates of deposit purchases are attributed to the Company's involvement with the U. S. Department of Treasury Community Development Financial Institution Program.

From December 31, 2000 to June 30, 2001, net total loans increased approximately $2,795,000 or 1.78%. Premises and equipment decreased $216,000 or 3.20% as the Company closed and sold a branch due to an acquisition related overlap. The Company also did not renew its lease on another branch in June 2001. The loans and deposits of the leased branch was consolidated into another branch within the same community. Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased $670,000 or 11.03% as a result of additional premiums paid during the first six months of 2001.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At June 30, 2001 and December 31, 2000, the Company's investment securities portfolio represented approximately 20.3% and 24.1% of total assets, respectively.

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

At June 30, 2001, the recorded investment in loans that are considered to be impaired was approximately $3,208,000, a decrease of $2,161,000 from $5,369,000 at December 31, 2000. The improvements in impaired loans reflect several pay-offs and the charge-off of $1,300,000 of a secured loan outstanding in the amount of $2.2 million which is now in default. For the six months ended June 30, 2001, the Company recognized approximately $125,000 in interest income on these impaired loans on an accrual basis.

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

Total nonperforming assets decreased by $129,000 to $1,714,000 at June 30, 2001 from $1,843,000 at December 31, 2000. Nonaccrual loans decreased $437,000 as a result of improvement in payment performance. Total nonperforming assets represented 1.06% of loans, net of unearned income, discounts and real estate acquired through foreclosure at June 30, 2001 as compared to 1.15% at December 31, 2000.

The table below presents a summary of the Company's nonperforming assets at June 30, 2001 and December 31, 2000.
	2001	2000
	(Amounts in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$1,395	$1,832
Past-due loans	272	11
Nonperforming loans	1,667	1,843

Real estate acquired through foreclosure	47	-
Total nonperforming assets	$1,714	$1,843

Ratios:
Nonperforming loans to loans, net of unearned
income and discount on loans	1.03%	1.15%

Nonperforming assets to loans, net of unearned income,
discounts and real estate acquired through foreclosure	1.06%	1.15%

Nonperforming assets to total assets	0.67%	0.69%

Allowance for loan losses to nonperforming loans	132.03%	145.04%

Allowance for loan losses to nonperforming assets	128.41%	145.04%

Interest income on nonaccrual loans which would have been recorded for the six months period ended June 30, 2001 totaled approximately $74,000.

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

As of June 30, 2001, the allowance for loan losses was approximately $2,201,000, representing 1.36% of total loans, net of unearned income and discounts compared to approximately $2,673,000 at December 31, 2000, which represented 1.67% of total loans, net of unearned income and discounts. For the six months ended June 30, 2001, the Company increased its provision for loan losses by $910,000 to $1,060,000 compared to $150,000 for the same period in 2000. The Company has a secured loan outstanding in the amount of $2.2 million and the borrower is in default. The Company has filed a lawsuit against the debtor and the guarantors. As a result of the $2.2 million loan default, net loan charge-offs totaled $1,532,000 for the period ended June 30, 2001 compared to net loan charge-offs of $384,000 as of June 30, 2000. Approximately $1.3 million of net loans charged-off for the six month period ended June 30, 2001 is attributed to the $2.2 million loan in default.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans. The Company's church loans were approximately $41.9 million at June 30, 2001 and $41.7 million at December 31, 2000. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month period ended June 30, 2001 and year ended December 31, 2000, respectively.

ALLOWANCE FOR LOAN LOSSES
	2001	2000
	(Amounts in thousands, except
	financial ratios)

Loans, net of unearned income and discounts	$162,348	$160,025

Average loans, net of unearned income, discounts
and the allowance for loan losses	$160,909	$159,583

Allowance for loans losses at the
beginning of period	$2,673	$1,612

Loans charged off:
Commercial, financial, and agricultural	1,414	457
Real estate - loans	409	658
Installment loans to individuals	150	777
Total loans charged off	1,973	1,892

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	137	62
Real estate - loans	193	438
Installment loans to individuals	111	309
Total loans recovered	441	809

Net loans charged off	1,532	1,083

Allocation of discount on purchased loans	-	1,400

Additions to allowance for loan losses
charged to operating expense	1,060	744

Allowance for loan losses at period end	$2,201	$2,673

Ratio of net loans charged off to average
loans, net of unearned income and the allowance
for loan losses	0.95%	0.68%

Allowance for loan losses to loans, net of
unearned income	1.36%	1.67%

DEPOSITS

Deposits remain the Company's primary source of funding loan growth. June 30, 2001 total deposits decreased by $12,911,000 or 5.59% to $217,952,000 from December 31, 2000. Noninterest bearing deposits increased by $1,222,000 or 2.21%, while interest-bearing deposits decreased by $14,133,000 or 8.05%. The Company has many Corporate and Governmental customers that make significant deposits to interest-bearing accounts. These funds can be temporary in nature and fluctuate monthly.

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal Home Loan Bank (the "FHLB") advances and short-term borrowings. The Company's bank subsidiary had outstanding advances from the FHLB of $10,000,000 at June 30, 2001 and December 31, 2000. The outstanding advances bear interest at a fixed rate of 5.82% at June 30, 2001 and December 31, 2000, respectively. The advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

The Company has an unsecured note payable of $440,000 at June 30, 2001, which is a decrease of $200,000 from December 31, 2000. The note bears interest at prime minus 50 basis points.

At June 30, 2001, the Company's mortgage subsidiary had $2,043,000 outstanding under a secured warehouse line of credit. The line of credit bears interest on a note by note basis based on the interest rate of the mortgage loans used as collateral and is payable monthly.

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the three month period ended June 30, 2001 decreased slightly by $54,000 to $2,865,000 compared to $2,919,000 for the same period in 2000. The decrease is attributed to net interest margin compression as the Federal Reserve Bank has lowered the discount rate six times during the period. As a consequence the Company's Bank subsidiary lowered its prime rate from a high of 9.50% at the start of the year to 6.75% at June 30, 2001. For the six month period ended June 30, 2001, net interest income increased $153,000 to $5,753,000 compared to $5,600,000 at June 30, 2000. This increase is primarily due to the increase in the average balance outstanding for both interest-bearing deposits and loans. For the six month period of 2001, the average balance outstanding for interest bearing deposits was $14,779,000 compared to $2,974,000 for the same period last year. The average balance outstanding for total loans was $160,909,000 at June 30, 2001 compared to $138,336,000 at June 30, 2000.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from the mortgage company, and profits and commissions earned through securities and insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $2,631,000 for the second quarter of 2001, an overall decrease of $28,000 compared to the three month period ended June 31, 2000. For the six month period ended June 30, 2001, noninterest income increased $650,000 or 14.96% compared to the same period a year ago.

Fee income from service charges on deposit accounts increased $96,000 or 10.96% for the three month period ended June 30, 2001 compared to June 30, 2000. For the six month period ended June 30, 2001, fee income increased $168,000 compared to same period last year. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges, and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the Bank's service area, and the Atlanta metro economy has slowed compared to last year.

Gain on sale of assets and investment securities totaled $873,000 for the second quarter in 2001 and $1,314,000 year to date. For the three month and six month periods ended June 30, 2000, gain on sale of investment securities totaled $745,000. There were no sales of securities in the first or second quarter of 2000. The gains on sale of assets in 2001 represent the sale of recently closed branch offices. These offices were closed due to the bank's strategy of consolidating branches acquired through two acquisitions. In addition, gains were also realized from the sale of investment securities. The Company liquidated a portion of its equity investment portfolio in 2001 in anticipation of changes in market conditions and to offset the loan loss provision for a $2.2 million loan which went into default during 2001.

Origination fees from the mortgage company decreased $299,000 or 44.30% in the second quarter compared to same period in 2000. Year to date, the origination fees have decreased $365,000 or 28.12% compared to the same six month period of last year. The Company's management has implemented corrective actions to improve the mortgage subsidiary's financial performance and hired a new president to improve the performance of the mortgage company. The new president has implemented several changes which should bring the mortgage company back to profitability.

Other operating income increased $47,000 for the second quarter of 2001 compared to the second quarter of 2000. For the six month period, other operating income increased $278,000 to $894,000 or 45.13% compared to $616,000 for the same period in 2000. This increase is attributed to growth in various components of other operating income including: fees earned on two new products issued last year, debit cards, and investment services.

Noninterest expense:

Noninterest expense totaled $3,934,000 for the three month period ended June 30, 2001, a decrease of $122,000 or 3.01% compared to the same period last year. The decrease is attributed to the consolidation of two branches in the second quarter of 2001, which lowered salaries and employee benefits cost. These cost savings are expected to continue as the Company realizes savings in occupancy and equipment, and other expenses for the remainder of the 2001 fiscal year.

For the six-month period ended June 30, 2001, noninterest expense increased $192,000 compared to the same period last year. The increase, in large part, is due to the operating cost of new branches opened during June 2000, and November 2000, and severance payments made to the former employees at the Company's mortgage subsidiary who left during a management restructuring.

Salaries and employee benefits expense decreased $137,000 or 6.88% for the second quarter of 2001 compared to 2000 as the Company consolidated two branches. For the six month period ended June 30, 2001, salaries and benefits increased slightly by $80,000 to $3,861,000 compare to the same period last year.

Net occupancy and equipment expense increased only $10,000 for the second quarter of 2001 compared to 2000. Year to date, net occupancy and equipment expense increased $67,000 or 5.31% in 2001 to $1,328,000 compared to 2000. The increases in net occupancy and equipment expense is attributable to the Company's expansion in new and existing markets, normal renovation of existing properties, and the technical and hardware upgrades needed to support increased business growth. However, these costs are expected to decrease as the Company realizes savings for several branch consolidations enacted during the second quarter of 2001.

Similarly, other operating expenses slightly increased by 0.35% to $1,432,000 for the second quarter in 2001 and 1.64% year to date compared to the same period last year, increased for the same reasons as net occupancy and equipment expense in 2001.

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

The primary source of liquidity for the parent holding company is dividends from the Subsidiary Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends that could be paid by the Bank to the Company in 2001 without prior regulatory approval is approximately $1,132,000 while continuing to meet the capital requirements for "well-capitalized" banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet. On March 31, 2001, the Bank paid cash dividends totaling $948,000 to the Company.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell, and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity, and basically, represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

CAPITAL RESOURCES

Shareholders' equity increased by $529,000 for the six month period ended June 30, 2001, primarily due to a net increase in retained earnings of $862,000. On March 31, 2001, the Company paid a cash dividend of approximately $375,000 to stockholders of record as of March 1, 2001. The annual dividend rate in 2001 was $0.17 per common share, a 6.25% increase over 2000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of June 30, 2001, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 15%, 13% and 9% respectively. As of June 30, 2001, the Company exceeded all capital adequacy requirements to which it is subject.

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

CITIZENS BANCSHARES CORPORATION

Date: August 13, 2001	By: /s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: August 13, 2001	By: /s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and
Chief Operating Officer

Date: August 13, 2001	By: /s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer