Form 10QSB
period 2001-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2001-11-14
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - QSB

( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: 2,068,213 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on October 26, 2001.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands)
	September 30,	December 31,
ASSETS	2001	2000

Cash and due from banks	$ 11,505	$ 12,118
Federal funds sold	410	50
Interest-bearing deposits with banks	7,521	13,004
Certificates of deposit	3,095	995
Investment securities available for sale, at fair value (amortized cost
of $48,972 in 2001 and $58,462 in 2000)	50,003	59,106
Investment securities held to maturity, at cost (estimated fair value
of $2,794 in 2001 and $5,497 in 2000)	2,676	5,431
Other investments	1,511	1,511
Loans held for sale	1,039	264

Loans, net of unearned income and discounts	159,093	160,025
Less: Allowance for loan losses	(1,882)	(2,673)
Loans, net	157,211	157,352

Property held for sale	-	388
Premises and equipment, net	6,353	6,745
Cash surrender value of life insurance	6,930	6,073
Other assets	3,947	4,241

	$ 252,201	$ 267,278

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits	$ 50,719	$ 55,228
Interest-bearing deposits	164,781	175,635

Total deposits	215,500	230,863

Accrued expenses and other liabilities	2,932	3,779
Notes payable	1,460	639
Advances from Federal Home Loan Bank	10,000	10,000

Total liabilities	229,892	245,281

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $1 par value; 20,000,000 shares
authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares
authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	13,298	12,907
Treasury stock, 161,852 and 115,526 shares at cost at
September 30, 2001 and December 31, 2000, respectively	(1,435)	(1,090)
Accumulated other comprehensive income - unrealized
gain on investment securities available for sale	681	415

Total stockholders' equity	22,309	21,997

	$ 252,201	$ 267,278

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Interest income:
Loans, including fees	$ 3,675	$ 3,973	$ 11,477	$ 11,382
Investment securities:
Taxable	564	699	1,868	2,089
Tax-exempt	153	117	429	346
Federal funds sold	9	5	27	29
Interest-bearing deposits	116	76	472	169

Total interest income	4,517	4,870	14,273	14,015

Interest expense:
Deposits	1,602	1,762	5,293	5,000
Other borrowings	175	275	487	582
Total interest expense	1,777	2,037	5,780	5,582

Net interest income	2,740	2,833	8,493	8,433

Provision for loan losses	670	90	1,730	240

Net interest income after provision for
loan losses	2,070	2,743	6,763	8,193

Noninterest income:
Service charges on deposit accounts	974	935	2,830	2,622
Gain on sales of securities	54	-	978	-
Gain on sales of assets	-	-	390	745
Origination fees from mortgage company	464	591	1,397	1,889
Other operating income	242	451	1,135	1,067

Total noninterest income	1,734	1,977	6,730	6,323

Noninterest expense:
Salaries and employee benefits	1,892	1,883	5,752	5,664
Net occupancy and equipment	603	558	1,932	1,819
Other operating expenses	2,104	1,570	4,899	4,320

Total noninterest expense	4,599	4,011	12,583	11,803

Income (loss) before income taxes	(795)	709	910	2,713

Income tax expense (benefit)	(324)	200	144	765

Net income (loss)	$ (471)	$ 509	$ 766	$ 1,948

Other comprehensive income, net of taxes	414	638	266	737
Comprehensive income (loss)	$ (57)	$ 1,147	$ 1,032	$ 2,685

Net income (loss) per share - basic and diluted	$ (0.22)	$ 0.23	$ 0.35	$ 0.87

Weighted average outstanding shares - basic and diluted	2,175	2,228	2,183	2,228

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000
(Unaudited - in thousands)

	2001	2000
OPERATING ACTIVITIES:
Net income	$ 766	$ 1,948
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,730	240
Depreciation	887	644
Amortization and accretion, net	65	64
Gain on sale of assets and securities	(1,368)	(745)
Change in mortgage loans held for sale	(775)	(1,300)
Change in property held for sale	-	(383)
Change in other assets	295	(841)
Change in accrued expenses and other liabilities	(847)	447

Net cash provided by operating activities	753	74

INVESTING ACTIVITIES:
Proceeds from maturities and sales of investments:
Securities held to maturity	556	727
Securities available for sale	55,280	14
Purchases of investments:
Securities available for sale	(42,798)	(1,365)
Purchases of certificates of deposit	(2,100)	(995)
Net decrease in other investments	-	418
Net cash and due from banks acquired from FDIC	-	3,208
Net change in loans	(1,589)	(10,175)
Proceeds from sale of premises and equipment	346	-
Purchases of premises and equipment	(573)	(1,230)
Increase of cash value life insurance policies	(857)	(1,089)
Net change in interest bearing deposits with banks	5,483	(7,397)
Proceeds from sale of property held for sale	509	2,150
Net expenditures on foreclosed real estate	-	(27)
Net change in Federal Funds sold	(360)	625

Net cash provided by (used in) investing activities	13,897	(15,136)

FINANCING ACTIVITIES:
Net change in demand deposits	(4,509)	3,611
Net change in interest-bearing deposits	(10,854)	11,162
Borrowings from line of credit	1,020	861
Principal payments on debt	(200)	(200)
Purchase of treasury stock	(345)	-
Dividends paid	(375)	(356)

Net cash provided by (used in) financing activities	(15,263)	15,078

Net change in cash and due from banks	(613)	16

CASH AND DUE FROM BANKS:
Beginning of period	12,118	11,898

End of period	$ 11,505	$ 11,914

Supplemental disclosures of cash paid during the year for:
Interest	$ 6,402	$ 5,134
Income taxes	$ 595	$ 665
Change in unrealized gain on investment
securities available for sale, net of tax	$ 266	$ 737
Securities held to maturity transferred to available for sale	$ 1,199	$ -

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2001 and 2000
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

The consolidated financial statements of the Company as of September 30, 2001 and December 31, 2000, and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month and nine month periods have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Effective August 29, 2001, The Company amended and restated its Articles of Incorporations, in part, to increase the number of authority shares from 5,000,000 to 20,000,000 shares. As a result, the Company can issue 25,000,000 shares consisting of (i) 20,000,000 shares of Common Stock (the "Common Stock"), $1.00 par value, and (ii) 5,000,000 shares of non-voting common stock (the "Non-Voting Common Stock"), $1.00 par value. The shares of Non-Voting Common Stock, except for voting, have the same preferences, limitations and relative rights as Common Stock.

STOCK REPURCHASE PROGRAM

On August 27, 2001, the Company's announced it intends to repurchase up to 260,000 shares of its common stock under a buy-back program. The shares will be predominantly purchased in the open market over the next twenty-four months, depending on market conditions and other factors. As of September 30, 2001, the Company has repurchased 20,000 shares of its common stock under the 2001stock buy-back program.

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

INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company, through its bank and mortgage subsidiaries, provide a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through 11 full-service branches in metropolitan Atlanta and Columbus, Georgia, and its mortgage subsidiary headquarters. The Company continues to leverage technology to provide customers the convenience of banking on the internet, through its network of automated teller machines and via twenty-four hours telebanking.

The following discussion is of the Company's financial condition as of September 30, 2001 and the changes in the financial condition and results of operations for the nine month periods ended September 30, 2001 and 2000.

FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets for the nine month period ended September 30, 2001, decreased by $15,077,000 to $252,201,000 or 5.64%. The decrease is primarily due to Corporate and Governmental customers that make significant monthly deposits and withdrawals. These funds fluctuate monthly due to the operating needs of the public entity. Consequently, the Company's interest bearing deposits at other banks decreased $5,483,000 or 42.16%. This decrease was offset by the purchase of $2,100,000 in certificates of deposits. The certificates of deposit purchases are attributed to the Company's involvement with the U. S. Department of Treasury Community Development Financial Institution Program ('CDFI"). For its involvement in the CDFI program, the Company receives a grant which is awarded annually. However, the continuation of the CDFI program is contingent upon funds being budgeted for program by the Federal Government.

Similarly, the decrease in investment securities of $11,858,000 or 18.37% is primarily due to the maturity of a short-term investment matched to approximately $10,000,000 in short-term deposits from a local government customer.

From December 31, 2000 to September 30, 2001, net total loans decreased slightly by $141,000 or 0.09% as the Company has seen an increase in its levels of charge-offs. For the nine month period of 2001, the Company charged off net loans totaling $2,521,000 compared to $1,083,000 for the whole year of 2000. These results are attributed to the charge-off of a $2,140,000 loan, which is in default. Premises and equipment decreased $392,000 or 5.81% as the Company closed and sold a branch due to an acquisition related overlap. The Company also did not renew the lease agreement of its South DeKalb branch in June 2001 and accelerated the write-off of leasehold improvements at this location. The loans and deposits of the leased branch were consolidated into a nearby branch within the same community. Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased $857,000 or 14.11% as a result of additional premiums paid during the first nine months of 2001.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At September 30, 2001 and December 31, 2000, the Company's investment securities portfolio represented approximately 20.9% and 24.1% of total assets, respectively.

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

At September 30, 2001, the recorded investment in loans that are considered to be impaired was approximately $1,398,000, a decrease of $3,971,000 from $5,369,000 at December 31, 2000. The improvements in impaired loans reflect several pay-offs and the charge-off of a $2,140,000 loan outstanding, which is in default. For the nine months ended September 30, 2001, the Company recognized approximately $137,000 in interest income on these impaired loans on an accrual basis.

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

Total nonperforming assets decreased by $758,000 or 41.13% to $1,085,000 at September 30, 2001 from $1,843,000 at December 31, 2000. Nonaccrual loans decreased $884,000 or 48.25% as management restructured the Company's loan portfolio by charging-off $1,189,000 of loans during the third quarter because of poor payment performance and credit quality. As a result, the credit quality of the Company's loan portfolio improved. Nonperforming assets to loans, net of unearned income, discounts and real estate acquired through foreclosure and allowance for loan losses to nonperforming assets improved to 0.68% and 173.46%, respectively, compared to 1.15% and 145.04%, respectively, at December 31, 2000.

The table below presents a summary of the Company's nonperforming assets at September 30, 2001 and December 31, 2000.
	2001	2000
	(Amounts in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$948	$1,832
Past-due loans	90	11
Nonperforming loans	1,038	1,843

Real estate acquired through foreclosure	47	-
Total nonperforming assets	$1,085	$1,843

Ratios:
Nonperforming loans to loans, net of unearned
income and discount on loans	0.65%	1.15%

Nonperforming assets to loans, net of unearned income,
discounts and real estate acquired through foreclosure	0.68%	1.15%

Nonperforming assets to total assets	0.43%	0.69%

Allowance for loan losses to nonperforming loans	181.31%	145.04%

Allowance for loan losses to nonperforming assets	173.46%	145.04%

Interest income on nonaccrual loans which would have been recorded for the nine months period ended September 30, 2001 totaled approximately $82,000.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is used to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

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

As of September 30, 2001, the allowance for loan losses was approximately $1,882,000, representing 1.18% of total loans, net of unearned income and discounts compared to approximately $2,673,000 or 1.67% of total loans, net of unearned income and discounts at December 31, 2000. During the third quarter of 2001, the Company increased its provision for loan losses by $670,000 compared to $90,000 for the same period in 2000. For the year, provisions for loan losses totals $1,730,000 compared to $240,000 in 2000 as the Company took steps to restructure its loan portfolio and deal with poor payment performance bought on by the downturn in the U. S. economy. Approximately $2,140,000 of the $3,161,000 total loans charged-off for the nine month period ended September 30, 2001 is attributed to a $2.2 million loan in default.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans. The Company's church loans were approximately $43.7 million at September 30, 2001 and $41.7 million at December 31, 2000. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month period ended September 30, 2001 and year ended December 31, 2000, respectively.

ALLOWANCE FOR LOAN LOSSES
	2001	2000
	(Amounts in thousands, except
	financial ratios)

Loans, net of unearned income and discounts	$159,093	$160,025

Average loans, net of unearned income, discounts
and the allowance for loan losses	$160,988	$159,583

Allowance for loans losses at the
beginning of period	$2,673	$1,612

Loans charged off:
Commercial, financial, and agricultural	2,413	457
Real estate - loans	527	658
Installment loans to individuals	221	777
Total loans charged off	3,161	1,892

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	203	62
Real estate - loans	290	438
Installment loans to individuals	147	309
Total loans recovered	640	809

Net loans charged off	2,521	1,083

Allocation of discount on purchased loans	-	1,400

Additions to allowance for loan losses
charged to operating expense	1,730	744

Allowance for loan losses at period end	$1,882	$2,673

Ratio of net loans charged off to average
loans, net of unearned income and the allowance
for loan losses	1.57%	0.68%

Allowance for loan losses to loans, net of
unearned income	1.18%	1.67%

DEPOSITS

Deposits remain the Company's primary source of funding loan growth. September 30, 2001 total deposits decreased by $15,363,000 or 6.65% to $215,500,000 from December 31, 2000. Noninterest bearing deposits decreased by $4,509,000 or 8.16%, while interest-bearing deposits decreased by $10,854,000 or 6.18%. These decreases are primarily due to the Company's Corporate and Governmental customers that make significant deposits and withdrawals. December 31, 2000 interest bearing deposits included approximately $10,000,000 in short-term deposits from a local government customer. These funds fluctuate monthly due to the operating needs of the customers.

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal Home Loan Bank (the "FHLB") advances and short-term borrowings. The Company's bank subsidiary had outstanding advances from the FHLB of $10,000,000 at September 30, 2001 and December 31, 2000. The outstanding advances bear interest at a fixed rate of 5.82% at September 30, 2001 and December 31, 2000, respectively. The advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

The Company has an unsecured note payable of $440,000 at September 30, 2001, which is a decrease of $200,000 from December 31, 2000. The note bears interest at prime minus 50 basis points.

At September 30, 2001, the Company's mortgage subsidiary had $1,020,000 outstanding under a secured warehouse line of credit. The line of credit bears interest on a note by note basis based on the interest rate of the mortgage loans used as collateral and is payable monthly.

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income represents the excess of income received on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income for the three month period ended September 30, 2001 decreased slightly by $93,000 to $2,740,000 compared to $2,833,000 for the same period in 2000. The decrease is attributed to net interest margin compression as the Federal Reserve Bank continues to lower the discount rate to stimulate the economy. As a result, the Company's Bank subsidiary lowered its prime rate from a high of 9.50% at the start of the year to 6.00% at September 30, 2001. For the nine month period ended September 30, 2001, net interest income increased slightly by $60,000 to $8,493,000 compared to $8,433,000 at September 30, 2000.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from the Mortgage Company, and profits and commissions earned through securities and insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $1,734,000 for the third quarter of 2001, an overall decrease of $243,000 or 12.29% compared to the three month period ended September 31, 2000. For the nine month period ended September 30, 2001, noninterest income increased $407,000 or 6.44% compared to the same period a year ago.

Fee income from service charges on deposit accounts increased $39,000 or 4.17% for the three month period ended September 30, 2001 compared to September 30, 2000. For the nine month period ended September 30, 2001, fee income increased $208,000 compared to same period last year. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges, and other customer service fees. Insufficient funds and returned check charges tends to inversely track the economic conditions of the Bank's service area, and the Atlanta metro economy has slowed considerably as the U. S. economy experience a slow down compared to last year.

Gain on sale of assets and investment securities totaled $54,000 for the third quarter of 2001and $1,368,000 year to date. For the nine month period ended September 30, 2000, gain on sale of assets totaled $745,000. There were no sales of securities during the nine month period of 2000. The gains on sale of assets in 2001 represent the sale of recently closed branch offices. These offices were closed due to their close proximity to other Company owned branches. In addition, gains were also realized from the sale of investment securities. The Company liquidated a portion of its equity investment portfolio in 2001 in anticipation of changes in market conditions and to offset the loan loss provision for a $2.2 million loan, which went into default during 2001.

Origination fees from the Mortgage Company decreased $127,000 or 21.49% in the third quarter compared to same period in 2000. Year to date, the origination fees have decreased $492,000 or 26.05% compared to the same nine month period of last year. Company's management continues to review the financial performance of the mortgage subsidiary.

Other operating income decreased $209,000 for the third quarter of 2001 compared to the third quarter of 2000. This decrease is primarily due to a $297,000 BEA Grant from the CDIF Program the Company received during the third quarter of 2000. For the nine month period, other operating income increased slightly by $68,000 to $1,135,000 or 6.37% compared to $1,067,000 in 2000. This increase is attributed to growth in various components of other operating income including: fees earned on two new products issued last year, debit cards, and investment services.

Noninterest expense:

Noninterest expense totaled $4,599,000 for the three month period ended September 30, 2001, an increase of $588,000 or 14.66% compared to the same period last year. For the nine month period ended September 30, 2001, noninterest expense increased $780,000 compared to the same period last year. These increases are primarily attributed to the write-off of assets and legal costs incurred pursuing recoveries on charged-off loans during the third quarter.

Salaries and employee benefits expense for the third quarter was consistent with the third quarter of 2000, increasing by $9,000. For the nine month period ended September 30, 2001, salaries and benefits increased slightly by $88,000 to $5,752,000 compare to the same period last year due to severance payments made to the former employees at the Company's mortgage subsidiary who left during a management restructuring.

Net occupancy and equipment expense increased by $45,000 for the third quarter of 2001 compared to 2000. Year to date, net occupancy and equipment expense increased $113,000 or 6.21% in 2001 to $1,932,000 compared to 2000. The increases in net occupancy and equipment expense is attributable to the Company's expansion in new and existing markets, normal renovation of existing properties, and the technical and hardware upgrades needed to support increased business growth. The Company opened a new branch in September 2000 and November 2000, and is experiencing a full year of their operating cost in 2001. However, these costs are expected to decrease as the Company realizes savings for branch consolidations enacted during the second quarter of 2001.

Other operating expenses increased $534,000 in the third quarter of 2001 compared to last year third quarter. This increase is primarily due to a $247,000 write-off of miscellaneous assets determined to have no future value. Also, impacting other operating expenses was $180,000 in check losses and $130,000 in legal costs associated with the legal action taken against a borrower in default of their loan agreement. For the first nine months of 2001, other operating expenses increased $579,000 compared to the same period last year.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the parent holding company requires cash for various operating needs including dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses.

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

 CAPITAL RESOURCES

Shareholders' equity increased by $312,000 to $22,309,000 for the nine month period ended September 30, 2001, primarily due to a net increase in retained earnings of $391,000 and unrealized gains in the available for sale security portfolio of $266,000. Offsetting these increases to shareholders' equity was a $345,000 increase in outstanding treasury stock for the nine month period. In August 2001, the Company announced it intends to repurchase as much as 260,000 shares of its common stock under a new buy-back program. On March 31, 2001, the Company paid a cash dividend of approximately $375,000 to stockholders of record as of March 1, 2001. The annual dividend rate in 2001 was $0.17 per common share, a 6.25% increase over 2000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of September 30, 2001, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 15%, 13% and 8% respectively. As of September 30, 2001, the Company exceeded all capital adequacy requirements to which it is subject.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 2.      CHANGES IN SECURITIES

The Company amended and restated its Articles of Incorporations, in part, to increase the number of authority shares from 5,000,000 to 20,000,000 shares. As a result, the Company can issue 25,000,000 shares consisting of (i) 20,000,000 shares of Common Stock (the "Common Stock"), $1.00 par value, and (ii) 5,000,000 shares of non-voting common stock (the "Non-Voting Common Stock"), $1.00 par value. See Exhibit 1 - Amended and Restated Articles of Incorporation.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 13, 2001	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: November 13, 2001	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and Chief Operating Officer

Date: November 13, 2001	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer