Form 10KSB
period 2001-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2002-04-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934  [Fee required]  For fiscal year ended December 31, 2001

*         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934  [No fee required]  For the transition period from ___________ to ____________

            Commission file number  0-14535

          Citizens Bancshares Corporation
(Name of Small Business Issuer in Its Charter)

Georgia	58-1631302
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Piedmont Avenue, N.E., Atlanta, Georgia	30302
(Address of Principal Executive Offices)	(Zip Code)

         (404) 659-5959
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.
Securities registered pursuant to Section 12(g) of the Act:

     20,000,000 Shares of Common Stock, $1.00 par value
 (Title of Class)

            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No  *

            Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. *

            State issuer's revenues for its most recent fiscal year:       $ 27,100,270

            State the aggregate market value of the voting stock held by non‑affiliates of the registrant:   $13,859,848 as of March 4, 2002. Because there is not established public trading market for the registrant's Common Stock, the aggregate market value of the voting stock held by non-affiliates of the registrant is based upon the most recent trades of voting stock of which the registrant is aware.

            Transitional Small Business Users Format:  Yes     *       No  ☒

Page 1 of ______ pages                                                                                              Exhibit Index on Page ____

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II.

            Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 24, 2002, are incorporated by reference into Part III.

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

            On March 10, 2000, the Company acquired certain assets and acquired all of the deposits of Mutual Federal Savings Bank, a failing minority bank, from the Federal Deposit Insurance Corporation.  The Company may make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders.  Such acquisitions, if any, will be subject to certain regulatory approvals and requirements.  See "Business - Bank Holding Company Regulations."

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

            The Bank's home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30302. The Bank operates eleven branch offices located in Atlanta, Lithonia, Decatur, Stone Mountain and Columbus, Georgia.  The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services.  The Bank has no subsidiaries.

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

Loan Portfolio

            The Bank engages in a full complement of lending activities, including consumer/installment loans, home equity lines of credit, construction loans and commercial loans, with particular emphasis on small business loans.  The Bank believes that the origination of short-term fixed rate loans and loans tied to floating interest rates is the most desirable method of conducting its lending activities.

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

Investments

            As of December 31, 2001, investment securities comprised approximately 21.8% of the Company's assets, with loans (net of loan loss reserves) comprising approximately 53.1% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

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

Employees

            As of December 31, 2001, the Bank had 159 full-time employees.  The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

            Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years.  Because the Bank has been incorporated for more than five years, this limitation does not apply to the Bank or the Company.

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

            Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.  At December 31, 2001, we qualified for the well-capitalized category.

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

            FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

            The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

            Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company as a financial holding company.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

            Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate of more than 6% on any obligation for which the borrower is a person on active duty with the United States Military.  The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

  The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

  The Soldiers' and Sailors' Relief Act of 1940, , governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

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

            The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2001 our ratio of total capital to risk-weighted assets was 14% and our ratio of Tier 1 Capital to risk-weighted assets was 13%.

            In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2001, our consolidated leverage ratio was 7%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

            The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year.  Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2001, the amount the Bank could pay was approximately $1,022,000 in dividends to the Company without prior regulatory approval.

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

 Anti-Terrorism Legislation

             In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

  to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

  to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

            Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs.  The USA PATRIOT Act  sets forth minimum standards for these programs, including:

  the development of internal policies, procedures, and controls;

  the designation of a compliance officer;

  an ongoing employee training program; and

  an independent audit function to test the programs.

            Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

            In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.  Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

SELECTED STATISTICAL INFORMATION

            The following statistical information is provided for the Company for the years ended December 31, 2001, 2000 and 1999.  The data is presented using daily average balances.  The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

Average Balance Sheets, Interest Rate, and Interest Differential

Condensed consolidated average balance sheets for the dates indicated are presented below (amounts in thousands):

		2001			2000			1999
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Assets:

Interest-earning assets:
Loans, net (a)	$158,289	$ 14,866	9.39%	$159,583	$ 15,505	9.72%	$120,185	$ 12,356	10.28%

Investment securities:
Taxable (b)	41,092	2,445	5.95%	44,567	2,824	6.34%	44,768	2,774	6.20%
Nontaxable (c)	13,223	930	7.03%	9,642	700	7.26%	9,633	685	7.11%
Federal funds sold	937	31	3.31%	498	31	6.22%	1,184	65	5.49%
Interest bearing deposits	16,377	606	3.70%	5,527	360	6.51%	5,316	256	4.82%

Total interest-earning assets	229,918	$ 18,878	8.21%	$219,817	$ 19,420	8.83%	$181,086	$ 16,136	8.91%

Other non-interest earning assets	30,165			29,455			28,317

Total Assets	$260,083			$249,272			$209,403

Liabilities and stockholders' equity:

Interest bearing liabilities:

Deposits:
Interest bearing demand and savings	$77,071	$ 2,171	2.82%	$72,496	$ 2,555	3.52%	$62,876	$ 1,653	2.63%
Time	92,232	4,606	4.99%	84,934	4,374	5.15%	69,796	3,498	5.01%
Other borrowings	11,340	691	6.09%	12,384	767	6.19%	4,827	319	6.61%

Total interest bearing liabilities	$180,643	$ 7,468	4.13%	$169,814	$ 7,696	4.53%	$137,499	$ 5,470	3.98%

Other non-interest bearing liabilities	57,092			59,452			53,437
Stockholders' equity (d)	22,348			20,006			18,467

Total liabilities and stockholders' equity	$260,083			$249,272			$209,403

Excess of interest-earning assets over
Interest-bearing liabilities	$49,275			$50,003			$43,587

Ratio of interest-earning assets to
Interest-bearing liabilities	127.28%			129.45%			131.70%

Net interest income		$ 11,410			$ 11,724			$ 10,666

Net interest spread			4.08%			4.30%			4.93%

Net interest yield on interest earning assets			4.96%			5.33%			5.89%

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

Selected Statistical Information

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2001, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2001	2000	(decrease)	Volume	Rate
Interest earned on:

Loans, net (b)	$14,866	$15,505	$(639)	$(124)	$(515)
Taxable investment securities (c)	2,445	2,824	(379)	(188)	(191)
Tax-exempt investment securities (d)	930	700	230	256	(26)
Federal funds sold	31	31	-	2	(2)
Interest bearing deposits	606	360	246	554	(308)

Total interest income	18,878	19,420	(542)	500	(1,042)

Interest paid on:

Savings & interest-bearing demand deposits	2,171	2,555	(384)	145	(529)
Time deposits	4,606	4,374	232	370	(138)
Other borrowed funds	691	767	(76)	(64)	(12)

Total interest expense	7,468	7,696	(228)	451	(679)

Net interest income	$11,410	$11,724	$(314)	$49	$(363)

(a) The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b) Included in interest earned on loans are fees of approximately $535,000 in 2001 and $488,000 in 2000. Includes interest income recognized on nonaccrual loans during 2001 and 2000.

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

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2000, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2000	1999	(decrease)	Volume	Rate
Interest earned on:

Loans, net (b)	$15,505	$12,356	$3,149	$3,939	$(790)
Taxable investment securities (c)	2,824	2,774	50	(13)	63
Tax-exempt investment securities (d)	700	685	15	1	14
Federal funds sold	31	65	(34)	(40)	6
Interest bearing deposits	360	256	104	12	92

Total interest income	19,420	16,136	3,284	3,899	(615)

Interest paid on:

Savings & interest-bearing deposits	2,555	1,653	902	296	606
Time deposits	4,374	3,498	876	769	107
Other borrowed funds	767	319	448	484	(36)

Total interest expense	7,696	5,470	2,226	1,549	677

Net interest income	$11,724	$10,666	$1,058	$2,350	$(1,292)

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

Investment Securities

The carrying values of investment securities - held to maturity and investment securities - available for sale at the indicated dates are presented below:

	December 31,
	2001	2000	1999

Held to Maturity:	(amounts in thousands)

U. S. Treasury and U. S. Government agencies	$-	$-	$599
Mortgage-backed securities	-	2,199	3,243
State, county, and municipal securities	2,676	3,232	3,382

Totals	$2,676	$5,431	$7,224

	December 31,
	2001	2000	1999

Available for Sale:	(amounts in thousands)

U. S. Treasury and U. S. Government agencies	$20,118	$49,563	$37,971
Mortgage-backed securities	25,489	6,774	5,990
State, county, and municipal securities	14,485	668	126
Equity securities	1,487	2,101	740

Totals	$61,579	$59,106	$44,827

The following table shows the contractual maturities of all investment securities at December 31, 2001 and the weighted average yields (on a fully taxable basis assuming a 34% tax rate) of such securities.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturing

	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and
U.S. Government agencies	$-		$6,061,651	5.16%	$14,055,932	5.73%	$-	-

Mortgage-backed securities (a)	4,086	5.05%	1,007,690	5.45%	811,807	6.07%	23,665,080	4.79%

State, County, and
Municipal Securities	300,000	6.61%	985,428	7.03%	5,968,604	6.91%	9,907,492	7.00%

Other equity securities (b)	-		-		-		1,487,284	(b)

Totals	$304,086		$8,054,769		$20,836,343		$35,059,856

(a) Mortgage-backed securities have been categorized at their average life according to their projected speed. Principal repayments will occur at varying dates throughout the terms of the mortgages.

(b) Other equity securities are primarily comprised of investments in preferred stock of the Fannie Mae Corporation and Federal Home Loan Mortgage
Corporation. These investments have no specific maturity date or yield.

The Company did not have any investments with a single issuer which exceeded 10% of the Company's stockholders' equity at December 31, 2001, except for U.S. Treasury and U.S. Government agencies as shown in the table above.

Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

	December 31,

	2001	2000	1999	1998	1997

Commercial, financial, and agricultural	$ 49,335,968	$ 48,462,227	$ 45,766,378	$ 37,506,002	$ 39,571,125
Installment	8,154,154	9,606,215	11,935,202	10,763,727	7,994,240
Real estate - mortgage	78,290,855	68,275,993	48,197,864	48,244,210	49,116,102
Real estate - construction	10,817,161	11,640,371	6,840,121	5,297,879	8,338,238
Other	12,603,013	23,421,863	21,129,141	17,096,157	16,589,363
	159,201,151	161,406,669	133,868,706	118,907,975	121,609,068
Less: Net deferred loan fees	189,867	231,488	246,517	246,771	194,764
Allowance for loan losses	2,002,842	2,672,919	1,612,187	1,702,523	1,751,798
Discount on loans acquired from FDIC	1,039,657	1,150,374	-	-	-
	$ 155,968,785	$ 157,351,888	$ 132,010,002	$ 116,958,681	$ 119,662,506

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

The Company's loans to area churches were approximately $43.8 million and $41.7 million at December 31, 2001 and 2000, respectively, which are generally secured by real estate.  The balance of such loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table sets forth certain information at December 31, 2001, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans (amounts in thousands):

	Due after

	One year	Between one	After
	or less	and five years	five years	Total

Commercial, financial, and agricultural	$14,295	$19,878	$15,163	$49,336
Installment	2,063	5,702	389	8,154
Real estate - mortgage	15,074	28,448	34,769	78,291
Real estate - construction	2,151	6,082	2,584	10,817
Other	7,597	3,891	1,115	12,603

	$41,180	$64,001	$54,020	$159,201

Loans due after one year:
Having predetermined interest rates				$54,121
Having floating interest rates				63,900

Total				$118,021

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

At December 31, 2001 and 2000, the recorded investment in loans that are considered to be impaired was $3,316,778 and $5,369,066, respectively (of which $1,760,868 and $1,832,423 were nonaccrual loans at December 31, 2001 and 2000, respectively).  The related allowance for loan losses for each of these loans was $674,586 and $1,058,821 at December 31, 2001 and 2000, respectively.  The average investment in impaired loans during 2001 and 2000 was approximately $3,116,000 and $4,247,000, respectively.  Interest income recognized on impaired loans was approximately $556,000, $260,000, and $210,000 in 2001, 2000, and 1999.  Interest income recognized on a cash basis was approximately $48,000, $85,000, and $131,000 for 2001, 2000, and 1999, respectively.

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

 Nonperforming loans increased to $2,203,000 at December 31, 2001, from $1,843,000 at December 31, 2000.  Real estate acquired through foreclosure increasedslightly to $29,000during 2001.  Nonperforming assets represent 1.41% of loans net of unearned income, discounts and real estate acquired through foreclosure at December 31, 2001, as compared to 1.15% at December 31, 2000.

The table below presents a summary of the Company's nonperforming assets at December 31, as follows (amounts in thousands, except financial ratios):

	2001	2000	1999	1998	1997
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$1,761	$1,832	$1,114	$1,683	$1,005
Past-due loans	442	11	140	470	107

Nonperforming loans	2,203	1,843	1,254	2,153	1,112

Real estate acquired through foreclosure	29	-	318	147	1,075

Total nonperforming assets	$2,232	$1,843	$1,572	$2,300	$2,187

Ratios:
Nonperforming loans to loans, net of
unearned income and discount	1.39%	1.15%	0.94%	1.82%	0.92%

Nonperforming assets to loans, net of unearned
income, discount and real estate acquired through
foreclosure	1.41%	1.15%	1.17%	1.95%	1.79%

Nonperforming assets to total assets	0.76%	0.69%	0.73%	1.11%	1.18%

Allowance for loan losses to
nonperforming loans	90.92%	145.04%	128.56%	79.10%	157.55%

Allowance for loan losses to
nonperforming assets	89.74%	145.04%	102.56%	74.04%	80.11%

Interest income on nonaccrual loans, which would have been reported is summarized as follows:

	December 31,
	2001	2000	1999	1998	1997

Interest at contracted rate	$ 235,000	$ 147,000	$ 144,000	$ 177,000	$ 153,000
Interest recorded as income	48,000	85,000	131,000	38,000	119,000

Reduction of interest income	$ 187,000	$ 62,000	$ 13,000	$ 139,000	$ 34,000

Allowance for Loan Losses

The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to expense:

	December 31,
	2001	2000	1999	1998	1997
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income and discount	$ 157,972	$ 160,026	$ 133,622	$ 118,062	$ 121,414

Average loans, net of unearned income, discounts
and the allowance for loan losses	$ 158,289	$ 159,583	$ 120,185	$ 118,484	$ 115,634

Allowance for loans losses at the beginning of year	$ 2,673	$ 1,612	$ 1,703	$ 1,752	$ 1,806

Loans charged-off:
Commercial, financial, and agricultural	2,510	457	104	85	199
Real estate - loans	570	658	240	145	39
Installment loans to individuals	276	777	301	215	436

Total loans charged off	3,356	1,892	645	445	674

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	359	62	2	69	86
Real estate - loans	343	438	139	21	84
Installment loans to individuals	174	309	126	131	149

Total loans recovered	876	809	267	221	319

Net loans charged-off	2,480	1,083	378	224	355

Allocation of discount on purchased loans	-	1,400	-	-	-

Additions to allowance for loan losses charged to expense	1,810	744	287	175	301

Allowance for loan losses at end of year	$ 2,003	$ 2,673	$ 1,612	$ 1,703	$ 1,752

Ratio of net loans charged-off to average loans, net of unearned
income, discounts and the allowance for loan losses	1.57%	0.68%	0.31%	0.19%	0.31%

Allowance for loan losses to loans, net of unearned income	1.27%	1.67%	1.21%	1.44%	1.44%

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based on individual assets and their cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets.   For loans that are pooled for proposes of determining necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a quarterly basis a comprehensive review of the adequacy of allowance for loan losses is performed.  This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit.

Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectable and subsequent recoveries are added to the allowance.  For the year ended 2001, provisions for loan losses totaled $1,810,000 compared to $744,000 in 2000.  In 2001, the Company took the necessary steps to restructure its loan portfolio and dealt with poor payment performance bought on by the downturn in the U. S. economy.  Approximately $2,140,000 of the $3,356,000 in loans charged-off  in 2001 is attributed to a $2.2 million loan that was in default.

During March 2000, the Company acquired loans with a principal balance of $26.0 million at a discount of $3.1 million from the Federal Deposit Insurance Corporation (the "FDIC").  Management evaluated the fair value of the loans acquired and determined, in accordance with its policy, $1.4 million of the discount should be allocated to the allowance for loan losses.  The remaining discount is being accreted over the estimated remaining lives of the purchased loans.  Accretion of the discount resulted in an adjustment to interest income of approximately $193,000 during 2001.

The allowance for loan losses at year ended December 31, 2001 was approximately $2,003,000, representing 1.27% of total loans, net of unearned income compared to approximately $2,673,000 at December 31, 2000, which represented 1.67% of total loans, net of unearned income.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans.  The Company's church loans were approximately $43.8 million and $41.7 million at December 31, 2001 and 2000, respectively. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

Allocation of Allowance for Loan Losses

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below.  This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such other factors that, in the judgement of management, deserve recognition in estimating loan losses.  Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and the Company's valuation of real estate acquired through foreclosure.  Such agencies may require the Company to recognize additions to the allowance or adjustments to the valuations based on their judgements about information available to them at the time of their examination.  Because the allocation is based on estimates and subjective judgement, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur.  The amount of such components of the allowance for loan losses and the ratio of each loan category to total loans outstanding are presented below (amounts in thousands, except financial ratios):

	Commercial,
	financial, and	Installment and	Real
	agricultural	other	estate	Total

December 31, 2001 Allowance	$ 966	$ 318	$ 719	$ 2,003
Percent of loans in each caterory to total loans	31.0%	13.0%	56.0%	100.0%

December 31, 2000 Allowance	$ 1,487	$ 120	$ 1,066	$ 2,673
Percent of loans in each caterory to total loans	30.0%	20.5%	49.5%	100.0%

December 31, 1999 Allowance	$ 333	$ 260	$ 1,019	$ 1,612
Percent of loans in each caterory to total loans	34.2%	24.7%	41.1%	100.0%

December 31, 1998 Allowance	$ 512	$ 352	$ 839	$ 1,703
Percent of loans in each caterory to total loans	30.0%	20.7%	49.3%	100.0%

December 31, 1997 Allowance	$ 500	$ 412	$ 840	$ 1,752
Percent of loans in each caterory to total loans	28.5%	23.5%	48.0%	100.0%

Deposits

The average amount of and average rate paid on deposits by category for the last three years are presented below:

	Years Ended December 31,
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$ 54,475,615	- %	$ 56,257,053	- %	$ 50,445,365	- %
Savings and interest-bearing demand deposits	77,071,261	2.82%	72,496,210	3.52%	62,876,120	2.63%
Time deposits	92,232,415	4.99%	84,933,979	5.15%	69,796,260	5.01%

Total average deposits	$ 223,779,291	3.03%	$ 213,687,242	3.24%	$ 183,117,745	2.81%

The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2001:

3 months or less	$ 26,436
Over 3 months through 6 months	16,843
Over 6 months through 12 months	12,207
Over 12 months	7,449

Total	$ 62,935

Short Term Borrowings

 There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of stockholders' equity for each of the years ended December 31, 2001, 2000, and 1999.

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

The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities over a one year horizon as of December 31, 2001.

	Cumulative amounts as of December 31, 2001
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$ 300	$ 4	$ 8,055	$ 55,896	$ 64,255
Loans	17,089	24,091	64,001	54,020	159,201
Federal funds sold	1,560	-	-	-	1,560
Interest-bearing deposits with other banks	37,258	-	-	-	37,258
Total interest-sensitive assets	$ 56,207	$ 24,095	$ 72,056	$ 109,916	$ 262,274

Investment-sensitive liabilities:
Deposits	$ 143,289	$ 46,400	$ 16,189	$ 122	$ 206,000
Other borrowings	10,330	940	-	-	11,270
Total interest-sensitive liabilities	$ 153,619	$ 47,340	$ 16,189	$ 122	$ 217,270

Interest-sensitivity gap	$ (97,412)	$ (23,245)	$ 55,867	$ 109,794	$ 45,004

Cumulative interest-sensitivity gap to
total interest-sensitivity assets	(37.14)%	(46.00)%	(24.70)%	17.16%	17.16%

ITEM 2.            DESCRIPTION OF PROPERTIES

            The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia.  The Bank also operates ten branch offices:  the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 2577 M. L. King, Jr., Drive NW, Atlanta, Georgia, which is owned by the Bank; the office located at 965 M. L. King Jr., Drive SW, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located in Kroger at 6055 Old National Highway, College Park, Georgia, which is leased (the lease expires in August 2004); the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 6 Eleventh Street, Columbus, Georgia, which is leased (the lease expires in August 2003); and the office located at Stonecrest Mall, 2929 Turner Hill Road, Lithonia, Georgia, which is leased (the lease expires in February 2006).

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED SHAREHOLDER MATTERS

            The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is limited trading.  The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2000.  The prices set forth below reflect only information that has come to management's attention and do not include retail mark‑ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid

March 31, 2000	$7.00	$5.00
June 30, 2000	$10.00	$3.50
September 30, 2000	$8.00	$4.50
December 31, 2000	$7.56	$4.06
March 31, 2001	$7.50	$6.00
June 30, 2001	$9.00	$6.00
September 30, 2001	$8.25	$6.68
December 31, 2001	$9.00	$5.44

            As of April 10, 2002, there were 1,444 holders of record of Common Stock.

            The Company paid an annual cash dividend of $0.17 per share in 2001 and $0.16 per share in 2000.  The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company.  See "Description of Business - Bank Regulation."

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

This report may contain forward-looking statements which are subject to numerous assumptions, risks and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes in underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory practices or requirements. The Company disclaims any obligations to update any such forward-looking statements.

Critical Accounting Policies

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Management believes the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and results of operations.

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the following as the most critical accounting policy upon which its financial status depends. The critical policy was determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The Company's most critical accounting policy is related to the:

Allowance for Loan Losses -The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based on individual assets and their related cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets.  For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of chargeoffs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates.  The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a quarterly basis a comprehensive review of the adequacy of allowance for loan losses is performed.  This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit.  Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectable and subsequent recoveries are added to the allowance.

A description of the Company's other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

The Company

Citizens Bancshares Corporation (the "Company") is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services").  The Company, through the Bank and Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its two primary market areas, metropolitan Atlanta and Columbus.   The Bank is a member of the Federal Reserve System and operates under a state charter.  The Company serves its customers through eleven full-service bank branches and the mortgage company headquarters.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes, and Selected Statistical Information, appearing in other sections of this Annual Report.

Summary

The following selected financial data for Citizens Bancshares Corporation and subsidiaries should be read in conjunction with the consolidated financial statements and related notes appearing in another section of this Annual Report.

Years ended December 31,
	2001	2000	1999	1998	1997
(amounts in thousands, except per shares data and financial ratios)
Statement of income data:
Net interest income	$ 11,095	$ 11,485	$ 10,435	$ 9,209	$ 9,322
Provision for loan losses	$ 1,810	$ 744	$ 287	$ 175	$ 301
Net income	$ 1,290	$ 2,101	$ 1,881	$ 1,766	$ 317
Per share data:
Net income	$ 0.59	$ 0.95	$ 0.87	$ 0.82	$ 0.15
Book value	$ 10.23	$ 9.98	$ 8.47	$ 8.56	$ 7.77
Cash dividends declared	$ 0.17	$ 0.16	$ 0.15	$ -	$ 0.01
Balance sheet data:
Loans, net of unearned income and discounts	$ 157,972	$ 160,026	$ 133,622	$ 118,661	$ 121,414
Deposits	$ 257,801	$ 230,863	$ 182,813	$ 184,672	$ 163,943
Notes payable	$ 1,270	$ 640	$ 835	$ 1,427	$ 275
Advances from Federal Home Loan Bank	$ 10,000	$ 10,000	$ 10,000	$ -	$ 1,576
Total assets	$ 294,500	$ 267,278	$ 215,510	$ 206,827	$ 185,745
Average stockholders' equity	$ 22,348	$ 20,006	$ 18,467	$ 17,283	$ 15,879
Average assets	$ 260,083	$ 249,272	$ 209,403	$ 194,260	$ 189,361
Ratios:
Net income to average assets	0.50%	0.84%	0.90%	0.91%	0.17%
Net income to average stockholders' equity	5.77%	10.50%	10.19%	10.22%	2.00%
Dividend payout ratio	29.00%	16.97%	17.26%	- %	8.73%
Average stockholders' equity to average assets	8.59%	8.03%	8.82%	8.90%	8.39%

For the year ended December 31, 2001, total interest income decreased by $618,000 to $18,563,000, a 3.22% decrease compared to last year's total interest income of $19,182,000 in 2000, which represented an increase of 20.61% over 1999.  For 2001, total interest expense on deposits and other borrowings decreased by $229,000 to $7,468,000, a 2.97% decrease over the Company's previous year results of $7,697,000 in 2000, which was a 40.71% increase over 1999.  These year to year fluctuations are due to changes in interest earning assets and interest bearing liabilities rates, volumes and mix that occurs throughout the year.  Average interest earning assets for years ended December 31, 2001, 2000 and 1999 were $229,918,000, $219,817,000 and $181,086,000, respectively.  Average interest bearing liabilities outstanding for years ended December 31, 2001, 2000 and 1999 were $180,643,000, $169,814,000 and $137,499,000, respectively.  Also, the Company's total interest income and expense were affected by the Federal Reserve Bank adjusting the federal funds rate throughout 2001, 2000 and 1999.

In 2001, the Company reported net income of $1,290,000, a decrease of 38.59% over the Company's previous net income of $2,101,000 in 2000, which represented an 11.70% increase over 1999.    The decrease in 2001 is primarily due to the $1,066,000 increase in the provision for loan losses over last year's provision of $744,000 in 2000,  representing a 143.18% increase.  The increase in the provision for loan losses was due to a $2.2 million loan that was in default and charged-off in 2001. The provision for loan losses increased by $457,000 in 2000 over 1999 or 159.37% for primarily the same reason.

As a result, net income per share was $0.59, $0.95, and $0.87 in 2001, 2000 and 1999, respectively.   The Company's net income to average stockholders' equity (ROE) was 5.77%,  10.50%, and 10.19% in  2001, 2000, 1999, respectively.  Overall, the Company's capital position remains strong as the ratio of average stockholders' equity to average assets for 2001 was 8.59%, compared to 8.03% in 2000 and 8.82% in 1999.

Financial Condition

The Company's total assets in 2001 increased by $27,222,000, or 10.19%, to $294,500,000 over 2000's total assets of $267,278,000.  Much of the increase in the Company's total assets in 2001 was attributable to a $1,510,0000 increase in federal funds sold, a $24,254,000 increase in interest bearing deposits with banks, and a $2,100,000 increase in purchased certificates of deposits.  This asset growth is predominately due to internal growth in the Company's target market area.  The Company also has several corporate and governmental customers that make significant monthly deposits and withdrawals.  These funds fluctuate monthly due to these entities operating needs.

Property held for sale decreased $388,000 in 2001, compared with 2000.  Due to the close proximity of the Company's main bank office, the Company sold a non-strategic branch recognizing a pretax gain of approximately $121,000.

Premises and equipment decreased $634,000 or 9.4% at December 31, 2001, from December 31, 2000. The decrease in premises and equipment is attributable to the sale of a Company's bank branch that was no longer in use for approximately $346,000.  The Company recognizing a pretax gain of approximately $288,000 from this transaction.  The Company did not renew the lease agreement of its South DeKalb branch in June 2001 and accelerated the write-off of leasehold improvements at this location.  The loans and deposits of the leased branch were consolidated into a nearby branch within the same community.  Also, in 2001, due to Cub Foods closing all their facilities located in the Atlanta metropolitan area, the Company consolidated its Cub Foods supermarket branch to the Cascade branch.  The closing of this branch resulted in a $49,000 loss to the Company.

Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased approximately $944,000 or 15.55% as a result of additional premiums paid during 2001 and earnings on such premiums.

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

As of December 31, 2001, investment securities comprised approximately 21.8% of the Bank's assets.  The investment portfolio had a fair market value of $64,323,000 and an amortized cost of $64,480,000, for a total unrealized loss of $157,000.  As of December 31, 2000, investment securities comprised approximately 24.1% of the Bank's assets.  The investment portfolio had a fair market value of $64,603,000 and an amortized cost of $63,893,000, representing an unrealized gain of $710,000.

On January 1, 2001, the Company transferred held-to-maturity securities that had an amortized cost of $2,198,000, and an estimated fair market value of $2,213,000 into available-for-sale securities.  This decision was due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 133 is discussed in greater detail in the Management's Discussion and Analysis' section entitled "Recent Accounting Pronouncements and Other Accounting Issues".  The Company's adoption of SFAS 133 in January, 2001, did not impact fiscal year 2001 net income.

Total investments classified as held-to-maturity as of December 31, 2001, were $2,676,000, amortized cost ($2,744,000 estimated fair value), compared to $5,431,000, amortized cost ($5,497,000 estimated fair value) as of December 31, 2000.  Total investments classified as available-for-sale were $61,579,000, at fair value ($61,804,000 amortized cost) as of December 31, 2001, compared to $59,106,000 at fair value ($58,462,000 amortized cost) as of December 31, 2000.

The following table shows the contractual maturities of all investment securities at December 31, 2001 and the weighted average yields (on a fully taxable basis assuming a 34% tax rate) of such securities.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

			Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and
U.S. Government agencies	$-		$6,061,651	5.16%	$14,055,932	5.73%	$-	-

Mortgage-backed securities (a)	4,086	5.05%	1,007,690	5.45%	811,807	6.07%	23,665,080	4.79%

State, County, and
Municipal Securities	300,000	6.61%	985,428	7.03%	5,968,604	6.91%	9,907,492	7.00%

Other equity securities (b)	-		-		-		1,487,284	(b)

Totals	$304,086		$8,054,769		$20,836,343		$35,059,856

(a) Mortgage-backed securities have been categorized at their average life according to their projected speed. Principal repayments will occur at varying dates throughout the terms of the mortgages.

(b) Other equity securities are primarily comprised of investments in preferred stock of the Fannie Mae Corporation and Federal Home Loan Mortgage
Corporation. These investments have no specific maturity date or yield.

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

The provision for loan losses is the charge against operating earnings that management determines is necessary to maintain the reserve for possible loan losses at an adequate level. The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions.  In 2001, the Company increased its provision for loan losses to $1,810,000 from $744,000 as was reported in 2000, or a total increase of $1,066,000.  Last year the Bank had a loan outstanding in the amount of $2.2 million that was secured by the debtor's accounts receivable.  The loan was in default and management, based on the available information, reserved a portion of this loan at December 31, 2000.  During 2001, management determined the loan to be uncollectible and wrote off the entire balance.  The Company also took steps to deal with poor payment performance bought on by the downturn in the U. S. economy.

At December 31, 2001, the Company's allowance for loan losses was approximately $2,003,000 or 1.27% of loans, net of unearned income.  During 2000, the Company acquired loans with a principal balance of $26.0 million at a discount of $3.1 million from the Federal Deposit Insurance Corporation (the "FDIC") (see Note 2 to the Consolidated Financial Statements).  Management evaluated the fair value of the loans acquired and determined, in accordance with its policy, $1.4 million of the discount was allocated to the allowance for loan losses.  The remaining discount is being accreted over the estimated remaining lives of the purchased loans. Accretion of the discount resulted in an adjustment to interest income of approximately $193,000 and $187,000 during 2001 and 2000, respectively.  Management believes that the reserve for possible loan losses was adequate to provide for potential loan losses at December 31, 2001 and 2000.

Deposits

Deposits remain the Company's primary source of funding loan growth.  Total deposits at December 31, 2001 increased almost $27,000,000, or 11.67%, to $257,801,000 compared with $230,863,000 at December 31, 2000, which was an increase of 26.28% increase over the total deposits of $182,813,000 at December 31, 1999.  For the last two years, the Company has realized a growth in total deposits of 41.0%.

Noninterest bearing deposits decreased by $3,426,000, or 6.20% from December 31, 2000 to December 31, 2001, while interest-bearing deposits have increased by $30,364,000 or 17.29% for this same period.  These increases are primarily due to internal growth.  The Company opened a new branch in 2001 in the new Stonecrest Mall and several new branches were opened in 2000.  The Company also has Corporate and Governmental customers that have significant deposits and withdrawal activities that impact deposits balance significantly.  For a discussion of deposits, maturities, and composition, refer to Note 6, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the "FHLB") advances and short-term borrowings.  The Company's bank subsidiary had outstanding advances from the FHLB of $10,000,000 at December 31, 2001 and 2000.  The outstanding advances bear interest at a fixed rate of 5.82% at September 30, 2001 and December 31, 2000, respectively.  The advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

The Company has an unsecured note payable of approximately $940,000 at December 31, 2001.  The note bears interest at prime minus 50 basis points.

Also, at December 31, 2001, the Company's mortgage subsidiary had approximately $331,000 outstanding under a secured warehouse line of credit.  The line of credit bears interest on a note by note basis based on the interest rate of the mortgage loans used as collateral and is payable monthly.

Disclosure about Contractual Obligations and Commitments

The following tables identify the Company's aggregated information about contractual obligations and commercial commitments at December 31, 2001.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total

Warehouse lines of credit	$330,574	$-	$-	$-	$330,574
FHLB advances	10,000,000	-	-	-	10,000,000
Short-term debt	939,668	-	-	-	939,668
Operating leases	440,811	798,391	472,356	-	1,711,558

	$11,711,053	$798,391	$472,356	$-	$12,981,800

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total

Commitments to extend credit	$32,999,000	$-	$-	$-	$32,999,000
Standby letters of credit	1,192,000	-	-	-	1,192,000

	$34,191,000	$-	$-	$-	$34,191,000

Liquidity Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities they serve. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations;  capital injections to its subsidiaries;  the servicing of debt;  and the payment of general corporate expenses. The primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year.  The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2001, the amount the Bank could pay was approximately $1,022,000 in dividends to the Company without prior regulatory approval.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

Capital Resources

Stockholders' equity decreased by $224,000 during 2001 primarily due to treasury stock purchased and dividends paid by the Company.  The Company purchased 76,326 shares of treasury stock in 2001 at an average cost of $7.53.  Shareholders' equity increased by $3,115,000 in 2000, primarily due to retained earnings and a decrease in accumulated other comprehensive loss.

Dividends of $374,000 were paid on the Company's common stock in 2001, representing a 4.73% increase over 2000.  The annual dividend rate in 2001 was $0.17 per common share, a 6.25% increase over 2000.  The dividend payout ratio was 29.00%, 16.97% and 17.26% for 2001, 2000 and 1999, respectively.  The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.  Subsequent to year end, the Company's Board of Directors approved $0.16 per common share to be paid in 2002.

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.  The Company has satisfied its capital requirements principally through the retention of earnings.  The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength.  Overall, the Company's capital position remains strong as the ratio of average stockholders' equity to average assets for 2001 was 8.59% compared with 8.03% in 2000 and 8.82% in 1999.

In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Company and the Subsidiary Banks are required to maintain.  These risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off of the balance sheet.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2001 our ratio of total capital to risk-weighted assets was 14% and our ratio of Tier 1 Capital to risk-weighted assets was 13%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 7%.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the principal component of a financial institution's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  During 2001, 2000, and 1999 the Company's net interest income was affected by the Federal Reserve adjusting the federal funds target rate. During 2001, the federal funds target rate began at 6.5%, was adjusted downward 11 times, and ended the year at 1.75%.  During both 2000 and 1999 the federal funds target was adjusted upward, beginning the years at 5.5% and 4.5% and ending the years at 6.5% and 5.5%, respectively.

Net interest income, on a fully tax-equivalent basis, accounted for 58.12% of net interest income and noninterest income before provision for loan losses in 2001, 58.90% in 2000 and 58.29% in 1999.  The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates.  The Company has an Asset/Liability Management Committee ("ALCO"), which is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors.  ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposure.  Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

The following table represents the Company's net interest income on a tax-equivalent basis.  Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34% for 2001, 2000, 1999.

	December 31,
	2001	2000	1999
	(amounts in thousands)

Interest Income	$ 18,563	$ 19,182	$ 15,904
Tax-equivalent adjustment	315	238	232

Interest income, tax-equivalent basis	18,878	19,420	16,136
Interest expense	(7,468)	(7,696)	(5,470)

Net interest income, tax equivalent basis	11,410	11,724	10,666

Provision for loan losses	(1,810)	(744)	(287)
Noninterest income	8,537	8,420	7,864
Noninterest expense	(16,324)	(16,297)	(15,474)

Income before income taxes	1,813	3,103	2,769

Income tax expense	(208)	(764)	(656)
Tax-equivalent adjustment	(315)	(238)	(232)

Income tax expense, tax-equivalant basis	(523)	(1,002)	(888)

Net income	$ 1,290	$ 2,101	$ 1,881

Net interest income on a tax-equivalent basis for 2001 decreased by $313,000 or 2.67% compared to 2000 after increasing $1,055,000 or 9.89% in 2000 as compared to 1999.  As a result of rapid interest rates decreases during 2001 and competition from local area banks, the Company could not pass along the additional cost of funding the Bank's earning assets.  The Company's net interest margin in 2001, 2000 and 1999 was 4.96%, 5.33% and 5.89%, respectively.

The 2001 yield on average earning assets decreased 62 basis point due to decreases in yields on most asset categories.  The decrease in yields was primarily attributable to the purchase, origination and repricing of interest earning assets at lower rates, as evidenced by the decrease in the fed funds target rate during 2001.  The $10,101,000 increase in average earning assets was due primarily to a $10,850,000 increase in interest bearing deposits with banks and $106,000 million increase in investment securities partially offset by a $1,294,000 decrease in net loans.  Total interest expense decreased $228,000 or 2.97% in 2001 due to a 6.37% increase in the average volume of interest bearing liabilities offset by a 40 basis point decrease in the rate paid.

Interest income increased $3,278,000 or 20.61% in 2000 as a result of a 21.39% increase in the volume of average earning assets.  The increase in the volume of average earning assets was primarily attributable to the acquisition loans with a principal balance of $26.0 million at a discount of $3.1 million from the Federal Deposit Insurance Corporation (the "FDIC").  Total interest expense increased $2,226,000 or 40.69% in 2000 due to a 23.50% increase in the average volume of interest bearing liabilities and a 55 basis point increase in the rate paid on interest bearing liabilities. The increase in yields was primarily attributable to the repricing of interest bearing liabilities at higher rates, as evidenced by the increase in the federal funds target rate during 2000 and 1999 and market competition.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from mortgage company, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $8,537,000 in 2001, an increase of 1.38% compared to the prior year, and $8,421,000 in 2000, an increase of 7.08% from the amount reported in 1999.

Fee income from service charges on deposit accounts increased 7.71% in 2001, decreased 2.23% in 2000, and decreased 8.95% 1999.  A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees.  Insufficient funds and returned check charges tend to inversely track the economic conditions of the Bank's service area, and the Atlanta, Georgia economy had been exceptionally strong up to the September 11, 2001, incident which preceded the U.S. economic recession.

Gain on sale of assets were $390,000 in 2001 and $745,000 in 2000, representing the gain realized on the sales of non-strategic branches.  There were no sales of assets in 1999.  Gains on sales of securities were $1,051,000, $62,000, and $7,000 in 2001, 2000 and 1999, respectively.  The Company liquidated a portion of its equity investment portfolio in anticipation of changes in market conditions and to offset the increase in the provision for loan losses.

Origination fees from mortgage subsidiary decreased $886,000 or 36.99% in 2001 and decreased $903,000 or 27.38% in 2000 after increasing $148,000 in 1999.  Over the past two years, the mortgage subsidiary has been unfavorably impacted by decreased loan volume.  Management has implemented corrective actions to improve the mortgage subsidiary's financial performance by reducing excess staff and overhead cost to a level to match loan volume.  On December 28, 2001 the Company realigned its mortgage subsidiary to become a department of the bank subsidiary.

Other operating income increased $96,000 or 5.7% in 2001, compared to an increase of $740,000 in 2000 and an increase of $105,000 in 1999.  The most significant component of the increase in other operating income in 2001 and 2000 were  $396,000 and $297,000, respectively,  received from the U.S. Department of the Treasury through its Bank Enterprise Award Program.  This program provides community banks the opportunity to increase loans and financial services within the inner city.

Noninterest Expense

Noninterest expense totaled $16,324,000 in 2001, an increase of 0.17% from the prior year, and $16,297,000 in 2000, an increase of 5.32% from that reported in 1999.  The increases in 2001,  2000 and 1999, in large part, were due to the addition of several new branches opened during 2001, 2000 and 1999.

Salaries and employee benefits expense decreased 1.7% for 2001 compared to an increase of 1.17% for 2000 and an increase of 2.34% in 1999.  The 2001 decrease in salaries and employee benefits was primarily due to decreased employee headcount as the Company consolidated several under performing branches to control overhead expenses.  The increase in 2000 for salary and employee benefits was the result of increased number of employees, increased insurance costs, and regular merit increases due to an increase in the number of branches.

Net occupancy and equipment expense decreased 2.68% in 2001, increased 3.84% in 2000, and decreased 4.00% in 1999.  The decrease in net occupancy and equipment expense in 2001 was due primarily to the closure of three branches during the fiscal year.  Increase in net occupancy and equipment expense in 2000 was primarily attributable to the Company's expansion in new and existing markets, normal renovation of existing properties, and the technical and hardware upgrades needed to support increased business growth.

Other operating expenses increased 3.65% in 2001 to $6,363,000 after increasing 11.64% in 2000 to $6.1 million, and 10.01% to $5.5 million in 1999.  The increases were primarily attributable to a combination of data processing costs, marketing expenses associated the opening of new branches and new products, the integration of loans and deposits purchased from the FDIC, and other expenses related to normal business operation.

Income Taxes

Income tax expense decreased by $556,000, or 72.83%, to $207,000 for the year ended December 31, 2001.  The effective tax rate as a percentage of pretax income was 13.85% in 2001, 26.7% in 2000, and 25.9% in 1999.  The statutory federal rate was 34 percent during 2001, 2000, and 1999.  The decrease in the effective tax rate in 2001 was primarily due to the increase in tax-exempt interest income, net of disallowed interest expense earned on obligations of qualifying state and municipal authorities as a percentage of income before income taxes. For further information concerning the provision for income taxes, refer to Note 8, Income Taxes, in the Notes to Consolidated Financial Statements.

Quarterly Financial Data (Unaudited)

The following table presents the Company's quarterly financial data for the years ended December 31, 2001 and 2000 (amounts in thousands):

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2001	2001	2001	2001	2000	2000	2000	2000

Interest Income	$ 4,940	$ 4,815	$ 4,517	$ 4,291	$ 4,255	$ 4,890	$ 4,870	$ 5,167
Interest expense	2,052	1,950	1,777	1,689	1,574	1,971	2,037	2,115

Net Interest income	2,888	2,865	2,740	2,602	2,681	2,919	2,833	3,052

Provision for loans loss	120	940	670	80	60	90	90	504
Non-interest income	2,366	2,631	1,734	1,806	1,687	2,659	1,977	2,098
Non-interest expense	4,051	3,934	4,599	3,740	3,736	4,056	4,011	4,494

Income before income taxes	1,083	622	(795)	588	572	1,432	709	152

Income tax expense (benefit)	325	143	(324)	64	152	413	200	(1)

Net income (loss)	$ 758	$ 479	$ (471)	$ 524	$ 420	$ 1,019	$ 509	$ 153

Basic and diluted net income (loss) per common
and common equivalent share outstanding	$ 0.35	$ 0.22	$ (0.22)	$ 0.24	$ 0.19	$ 0.46	$ 0.23	$ 0.07

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125.  SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires substantial disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control.  Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  The adoption of the SFAS No. 140 did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria for recognizing intangible assets.  The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.  SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside a business combination and for goodwill and other intangible assets subsequent to their acquisition.  SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be amortized and will be subject to an annual impairment test.  The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses accounting for and reporting of the impairment or disposal of long-lived assets.  The Company adopted the provisions of SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's results of operations, financial position, or cash flows; however, SFAS No. 144 may modify the presentation of the operating results from abandoned or disposed businesses and the Company's consolidated statement of operations in the future.

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

Firstly, the Company has adopted an asset/liability management program to monitor the Company's interest rate sensitivity and to ensure the Company is competitive in the loans and deposit market.  Secondly, the Company performs periodic reviews to ensure its banking services and products are priced appropriately.  Various information shown elsewhere in the Company's 10-KSB and in the Notes to Consolidated Financial Statements, should be considered in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.

ITEM 7.            FINANCIAL STATEMENTS

The following financial statements are included in Exhibit 13.1, and are hereby incorporated herein by reference:

            Report of Independent Certified Public Accountants

            Financial Statements

                  Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999
                  Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001,
                  2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended December 31, 2001,  2000 and 1999
                  Notes to Consolidated Financial Statements

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                      PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002 under the headings, "Election of Directors - Director Nominees" at pages 3 through 5  "Principal Officers" at pages 6 and 7, "Beneficial Ownership of Common Stock" at pages 9 through 11, and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" at page 11, and are incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

            The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002 under the heading, "Executive Compensation" at pages 7 and 8, and are incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002 under the heading, "Beneficial Ownership of Common Stock" at pages 9 through 11, and are incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002 under the heading  "Certain Transactions" at page 8, and are incorporated herein by reference.

ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K

            (a)            Exhibits

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Instruments Defining the Rights of Security Holders.(3)

Exhibit Number	Exhibit
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(4)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(4)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(4)
10.4	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(5)
10.5	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999 Incentive Stock Option Plan.(5)
13.1

The Company's 2001 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	List of subsidiaries of the Company.(4)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of attorney. See the signature pages to this Report.

__________________

*  Compensatory plan or arrangement.

(1)      Incorporated by reference to exhibit of same number in the Company's Form 10-QSB for the quarter ending September 30, 2001.

(2)      Incorporated by reference to exhibit of same number in the Company's Registration Statement on Form 10, File No. 0-14535.

(3)   See the Articles of Incorporation of the Company at Exhibit 3.1 hereto and the Bylaws of the Company at Exhibit 3.2 hereto.

(4)      Incorporated by reference to exhibit of same number in the Company's 2000 Form 10-KSB.

(5)      Incorporated by reference to exhibit of same number in the Company's Registration Statement on Form S-3, File No. 333-91003.

            (b)            Not applicable.

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

                                                                        Date:  April 11, 2002

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

Signature	Title	Date

/s/ Herman J. Russell Herman J. Russell	Chairman of the Board	April 11, 2002

/s/ Gregory T. Baranco Gregory T. Baranco	Director	April 11, 2002

/s/ Thomas E. Boland Thomas E. Boland	Director	April 11, 2002

/s/ Bernard H. Bronner Bernard H. Bronner	Director	April 11, 2002

/s/ Robert L. Brown Robert L. Brown	Director	April 11, 2002

/s/ Johnnie L. Clark Johnnie L. Clark	Director	April 11, 2002

/s/ William Cleveland William Cleveland	Director	April 11, 2002

/s/ C. David Moody C. David Moody	Director	April 11, 2002

/s/ Lynn Pattillo Lynn Pattillo	Director	April 11, 2002

/s/ Ray Robinson Ray Robinson	Director	April 11, 2002

/s/ H. Jerome Russell H. Jerome Russell	Director	April 11, 2002

/s/ R. K. Sehgal R.K. Sehgal	Director	April 11, 2002

/s/ James E. Young James E. Young	Director President*	April 11, 2002

/s/ Samuel J. Cox Samuel J. Cox	Senior Vice President and Chief Financial Officer**	April 11, 2002

*   Principal executive officer

**  Principal Accounting and Financial Officer