Form 10-Q
period 2002-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2002-05-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

TO THE SECURITIES EXCHANGE ACT OF 1934

For the period ended   March 31, 2002

( )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File No: 0 - 14535

CITIZENS BANCSHARES CORPORATION
 (Exact name of registrant as specified in its charter)

Georgia	58 -1631302
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia                  30303
(Address of principal executive office)                                                   (Zip Code)

Registrant's telephone number, including area code:                (404) 659 - 5959

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days. Yes  X        No   .

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: 2,027,825 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on April 30, 2002.

PART I. Financial Information

ITEM 1. Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(In thousands, except share data)

ASSETS	2002	2001
	(Unaudited)

Cash and due from banks	$ 13,484	$ 12,877
Federal funds sold	555	1,560
Interest-bearing deposits with banks	28,551	37,258
Certificates of deposit	3,095	3,095
Investment securities available for sale, at fair value	70,162	61,579
Investment securities held to maturity, at cost	2,376	2,676
Other investments	1,511	1,511
Loans held for sale	-	422
Loans, net	153,901	155,969
Premises and equipment, net	6,407	6,111
Cash surrender value of life insurance	6,951	7,017
Other assets	5,106	4,425

	$ 292,099	$ 294,500

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest-bearing deposits	$ 54,622	$ 51,801
Interest-bearing deposits	202,358	206,000

Total deposits	256,980	257,801

Accrued expenses and other liabilities	2,735	3,656
Notes payable	940	1,270
Advances from Federal Home Loan Bank	10,000	10,000

Total liabilities	270,655	272,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $1 par value; 5,000,000 shares
authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares
authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	13,803	13,823
Treasury stock, 195,152 and 191,852 shares at cost	(1,689)	(1,665)
Accumulated other comprehensive income - unrealized
loss on investment securities	(435)	(150)

Total stockholders' equity	21,444	21,773

	$ 292,099	$ 294,500

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(In thousands)

	2002	2001
	(Unaudited)
Interest income:
Loans, including fees	$ 3,118	$ 3,937
Investment securities:
Taxable	666	658
Tax-exempt	213	126
Dividends	43	46
Federal funds sold	10	14
Interest-bearing deposits	131	160

Total interest income	4,181	4,941

Interest expense:
Deposits	1,336	1,910
Other borrowings	164	142

Total interest expense	1,500	2,052

Net interest income	2,681	2,889

Provision for loan losses	175	120

Net interest income after provision for
loan losses	2,506	2,769

Noninterest income:
Service charges on deposit accounts	858	882
Gain on sales of securities	30	320
Gain on sales of assets	-	121
Origination fees from mortgage company	111	558
Other operating income	353	485

Total noninterest income	1,352	2,366

Noninterest expense:
Salaries and employee benefits	1,717	2,007
Net occupancy and equipment	556	681
Other operating expenses	1,239	1,363

Total noninterest expense	3,512	4,051

Income before income taxes	346	1,084

Income tax expense	25	325

Net income	$ 321	$ 759

Net income per share - basic and diluted	$ 0.15	$ 0.35

Weighted average outstanding shares - basic and diluted	2,126	2,195

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002, AND 2001
(In thousands)

	2002	2001
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$ 321	$ 759
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses	175	120
Depreciation	228	290
Amortization and accretion, net	45	15
Gain on sale of assets and securities	(30)	(441)
Change in mortgage loans held for sale	422	264
Proceeds from sale of property held for sale	-	509
Change in other assets	(536)	213
Change in accrued expenses and other liabilities	(921)	(98)

Net cash provided by (used in) operating activities	(296)	1,631

INVESTING ACTIVITIES:
Proceeds from maturities of investments:
Securities held to maturity	300	255
Securities available for sale	4,215	27,150
Purchases of investments:
Securities available for sale	(14,275)	(14,888)
Proceeds from sales of investment securities available for sale	1,032	322
Net change in loans	1,893	(3,047)
Purchases of premises and equipment	(524)	(354)
Net change in cash surrender value of life insurance	66	(324)
Net change in interest bearing deposits with banks	8,707	(967)
Purchases of certificates of deposit	-	(1,400)
Net change in Federal Funds sold	1,005	(5)

Net cash provided by investing activities	2,419	6,742

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	2,821	(1,656)
Net change in interest-bearing deposits	(3,642)	3,679
Principal payments on debt	(330)	(200)
Purchase of treasury stock	(24)	(130)
Dividends paid	(341)	(374)

Net cash provided by (used in) financing activities	(1,516)	1,319

Net change in cash and due from banks	607	9,692

CASH AND DUE FROM BANKS:
Beginning of year	12,877	12,118

End of year	$ 13,484	$ 21,810

Supplemental disclosures of cash paid during the year for:
Interest	$ 1,655	$ 2,361
Income taxes	145	265
Change in unrealized gain (loss) on investment
securities available for sale, net of tax	(285)	257

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2002 and 2001
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Citizens Bancshares Corporation and subsidiaries (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia through its wholly owned subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Bank operates under a state charter and serves its customers through 11 full-service branches in metropolitan Atlanta and one full-service branch in Columbus, Georgia.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The results of operations for the interim periods reported herein are not necessarily of the results expected for the full year.

The consolidated financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month periods have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Loan Losses -The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. These estimates for losses are based on individual assets and their related cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of chargeoffs, and other delinquency analyses. Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a quarterly basis a comprehensive review of the adequacy of the allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit. Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectable and subsequent recoveries are added to the allowance.

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company has followed those policies in preparing this report.

COMMON STOCK

Basic net income per share (EPS) is computed based on net income divided by the weighted average number of common share equivalents outstanding. Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares. The Company's potential common shares are due to outstanding stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria for recognizing intangible assets. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside a business combination and for goodwill and other intangible assets subsequent to their acquisition. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses accounting for and reporting of the impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations, financial position, or cash flows; however, SFAS No. 144 may modify the presentation of the operating results from abandoned or disposed businesses and the Company's consolidated statement of operations in the future.

RECLASSIFICATIONS

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that wholly owns two subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Company, through the Bank and Mortgage Services, provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia. The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through 11 full-service branches in metropolitan Atlanta and one full-service branch in Columbus, Georgia.

The following discussion is of the Company's financial condition as of March 31, 2002 and the changes in the financial condition and results of operations for the three month periods ended March 31, 2002 and 2001.

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

FINANCIAL CONDITION

The Company's total assets at March 31, 2002, increased by $22,583,000 or 8.38% to $292,099,000 compared to the same period a year ago. The Company continues to focus on growth and expansion opportunities. In January 2002, the Company opened its newest branch in the Stonecrest Mall located in Conyers, Georgia. For the three month period ended March 31, 2002, total assets decreased slightly by $2,401,000 or 0.82%. The decreases in federal funds of $1,005,000 and interest bearing deposits with banks of $8,707,000 since December 31, 2001 were partially offset by an $8,583,000 increase in higher yielding investments securities classified as available for sale. Loans, net decreased $2,068,000 or 1.33% during the three months of 2002 as the Company's target market area continues to be impacted by the economy.

Loans held for sale decreased $422,000 as all loans generated by the Company's mortgage subsidiary were sold loans by the end of the quarter. Premises and equipment increased $296,000 primarily because of the opening of the Stonecrest Mall branch. Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, decreased $66,000 as the Company cashed in several policies on officers no longer with the Company.

Total liabilities decreased $2,072,000 to $270,655,000 at March 31, 2002 from December 31, 2001. While total deposits decrease slightly by $821,000, noninterest-bearing deposits increased $2,821,000 or 5.45% and interest-bearing deposits decreased $3,642,000 or 1.77%. As a result of this decrease in interest-bearing deposits and lower deposit rates, accrued interest payable decreased $155,000. During the three months ended March 31, 2002, the Company repaid $330,000 of its outstanding notes payable.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At March 31, 2002 and December 31, 2001, the Company's investment securities portfolio represented approximately 24.83% and 21.82% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2002:

U.S. Treasury and
U.S. Government agencies	$ 18,021	$ 41	$ 326	$ 17,736
State, county, and municipal securities	16,755	75	231	16,599
Mortgage-backed securities	34,641	74	345	34,370
Equity securities	1,400	91	34	1,457

Totals	$ 70,817	$ 281	$ 936	$ 70,162

At December 31, 2001:

U.S. Treasury and
U.S. Government agencies	$ 20,057	$ 126	$ 65	$ 20,118
State, county, and municipal securities	14,740	38	293	14,485
Mortgage-backed securities	25,607	71	189	25,489
Equity securities	1,400	112	25	1,487

Totals	$ 61,804	$ 347	$ 572	$ 61,579

Investment securities held to maturity are summarized as follows (in thousands):
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2002:

State, county, and municipal securities	$ 2,376	$ 91	$ -	$ 2,467

Totals	$ 2,376	$ 91	$ -	$ 2,467

At December 31, 2001:

State, county, and municipal securities	$ 2,676	$ 70	$ 2	$ 2,744

Totals	$ 2,676	$ 70	$ 2	$ 2,744

LOANS

Loans outstanding by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2002	2001

Commercial, financial, and agricultural	$ 47,581	$ 49,336
Installment	7,605	8,154
Real estate - mortgage	78,255	78,291
Real estate - construction	11,754	10,817
Other	11,755	12,603

	156,950	159,201
Less: Net deferred loan fees	216	190
Allowance for loan losses	1,844	2,003
Discount on loans acquired from FDIC	989	1,039

	$ 153,901	$ 155,969

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

At March 31, 2002, the recorded investment in loans that are considered impaired was approximately $2,974,000, a decrease of $343,000 from $3,317,000 at December 31, 2001.

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

Nonperforming assets increased by $653,000 to $2,885,000 at March 31, 2002 from $2,232,000 at December 31, 2001. Nonperforming assets represented 1.86% of loans, net of unearned income, discounts and real estate acquired through foreclosure at March 31, 2002 as compared to 1.41% at December 31, 2001.

The table below presents a summary of the Company's nonperforming assets at March 31, 2002 and December 31, 2001.

	2002	2001
	(Amounts in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$2,437	$1,761
Past-due loans	26	442

Nonperforming loans	2,463	2,203

Real estate acquired through foreclosure	422	29

Total nonperforming assets	$2,885	$2,232

Ratios:
Nonperforming loans to loans, net of unearned
income and discount on loans	1.58%	1.39%

Nonperforming assets to loans, net of unearned income,
discounts and real estate acquired through foreclosure	1.86%	1.41%

Nonperforming assets to total assets	0.99%	0.76%

Allowance for loan losses to nonperforming loans	74.87%	90.92%

Allowance for loan losses to nonperforming assets	63.92%	89.74%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectable and subsequent recoveries are added to the allowance. For the three months ended March 31, 2002, provisions for loan losses totaled $175,000 compared to $120,000 for the same period in 2001.

The allowance for loan losses for the three month period ended March 31, 2002 was approximately $1,844,000, representing 1.18% of total loans, net of unearned income compared to approximately $2,003,000 at December 31, 2001, which represented 1.27% of total loans, net of unearned income.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans. The Company's church loans were approximately $41.7 million at March 31, 2002 and $43.8 million at December 31, 2001. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month period ended March 31, 2002 and year ended December 31, 2001, respectively.

	2002	2001
	(Amounts in thousands, except
	financial ratios)

Loans, net of unearned income and discounts	$155,745	$157,972

Average loans, net of unearned income, discounts
and the allowance for loan losses	$153,992	$158,289

Allowance for loans losses at the
beginning of period	$2,003	$2,673

Loans charged off:
Commercial, financial, and agricultural	90	2,510
Real estate - loans	379	570
Installment loans to individuals	180	276

Total loans charged off	649	3,356

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	49	359
Real estate - loans	254	343
Installment loans to individuals	12	174

Total loans recovered	315	876

Net loans charged off	334	2,480

Additions to allowance for loan losses
charged to operating expense	175	1,810

Allowance for loan losses at period end	$1,844	$2,003

Ratio of net loans charged off to average loans, net of
unearned income and the allowance for loan losses	0.22%	1.57%

Allowance for loan losses to loans, net of unearned income	1.18%	1.27%

DEPOSITS

Deposits remain the Company's primary source of funding loan growth. Total deposits for the first quarter of 2002 reminded constant with December 31, 2001 balance, decreasing by 0.32% or $821,000 to $256,980,000. Noninterest-bearing deposits increased by $2,821,000 or 5.45%, while interest-bearing deposits decreased by $3,642,000 or 1.77%. The Company has corporate and governmental customers that make significant deposits and withdrawal activities based on their budgetary needs. Such activity can influence the Company's deposit balance.

The following is a summary of interest-bearing deposits (in thousands):
	March 31,	December 31,
	2002	2001

NOW and money market accounts	$ 42,559	$ 39,989
Savings accounts	59,887	65,556
Time deposits of $100,000 or more	63,465	62,935
Other time deposits	38,177	39,339
Premium on purchased deposits	(1,730)	(1,819)

	$ 202,358	$ 206,000

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal Home Loan Bank (the "FHLB") advances and short-term borrowings. The Company's bank subsidiary had outstanding advances from the FHLB of $10,000,000 at March 31, 2002 and December 31, 2001, respectively. The outstanding advances bear interest at a fixed rate of 5.82%. The advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

The Company has an unsecured note payable of approximately $940,000 at March 31, 2002 and December 31, 2001, respectively. The note bears interest at the lender's prime rate minus 50 basis points.

In addition, at December 31, 2001, the Company's mortgage subsidiary had approximately $331,000 outstanding under a secured warehouse line of credit. The line was repaid and terminated during the first quarter of 2002.

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income is the principal component of a financial institution's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. During 2001 the Company's net interest income was affected by the Federal Reserve adjusting the federal funds target rate downward 11 times to it current target of 1.75% at March 31, 2002 and a slowdown in the economy. Loan volume was also down as net loans decreased $6,378,000 or 3.98% for the twelve month period ended March 31, 2002. As a result, net interest income for the three month period decreased $208,000 to $2,681,000 compared to $2,889,000 for the same period in 2001. For the first quarter 2002, interest on loans, including fees decreased $819,000 or 20.80% and interest expense on deposits decreased $574,000 or 30.05% compared to March 31, 2001.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from Mortgage Services, and profits and commissions earned through securities and insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $1,352,000 for the first quarter of 2002, a decrease of $1,014,000 or 42.86% compared to March 31, 2001.

Fee income from service charges on deposit accounts decreased slightly by $24,000 in 2002. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees.

Gain on sale of investment securities totaled $30,000 for the first quarter in 2002. Gain on sale of assets and investment securities totaled $441,000 for the first quarter in 2001 representing the gains realized on the sale of a non-strategic branch and gains realized from the sale of investment securities. During the first quarter of 2001, the Company liquidated a portion of its equity investment portfolio in anticipation of changes in market conditions and realized a pretax gain of $320,000 and it's also realized a pretax gain of $121,000 on the sale of the branch building.

Origination fees from the mortgage subsidiary decreased $447,000 or 80.11% in the first quarter of 2002. Over the past two years, the mortgage subsidiary has been unfavorably impacted by decreased loan volume. In December 2001, management implemented corrective actions to improve the mortgage subsidiary's financial performance by reducing excess staff and overhead cost to a level to match loan volume. Additionally in December 2001, the Company realigned its mortgage subsidiary to become a department of the bank subsidiary.

Other operating income decreased $132,000 to $353,000 for the three month period ended March 31, 2002 compared to $485,000 for the same period in 2001. This decrease is attributed to various immaterial components of other operating income including investment services and other recoveries.

Noninterest expense:

Noninterest expense totaled $3,512,000 for the three month period ended March 31, 2002, a decrease of $539,000 or 13.31% compared to the same period last year. The decrease, in large part, is due to management's efforts taken last year to reduce overhead expenses by consolidating and closing several under performing branches and restructuring the Company's mortgage subsidiary.

As a result, salaries and employee benefits expense decreased $290,000 or 14.45% for the first quarter of 2002 compared to the same period in 2001.

Net occupancy and equipment expense decreased by $125,000 or 18.36% in 2002 to $556,000 for the first quarter of 2002 compared to the same period in 2001, as the Company closed three branches during the year ended December 31, 2001.

Similarly, other operating expenses, decreased $124,000 or 9.10% to $1,239,000 in 2002, due to the same reasons as the decrease in net occupancy and equipment expense noted above.

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

The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2002.

	Cumulative amounts as of March 31, 2002
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$ -	$ 336	$ 5,535	$ 66,667	$ 72,538
Certificates of deposit	95	-	3,000	-	3,095
Loans	23,939	21,565	60,515	50,931	156,950
Federal funds sold	555	-	-	-	555
Interest-bearing deposits with other banks	28,551	-	-	-	28,551

Total interest-sensitive assets	$ 53,140	$ 21,901	$ 69,050	$ 117,598	$ 261,689

Investment-sensitive liabilities:
Deposits (a)	$ 130,368	$ 55,656	$ 12,180	$ 4,154	$ 202,358
Other borrowings	10,000	940	-	-	10,940

Total interest-sensitive liabilities	$ 140,368	$ 56,596	$ 12,180	$ 4,154	$ 213,298

Interest-sensitivity gap	$ (87,228)	$ (34,695)	$ 56,870	$ 113,444	$ 48,391

Cumulative interest-sensitivity gap to
total interest-sensitivity assets	(33.33)%	(46.59)%	(24.86)%	18.49%	18.49%

(a) Savings, Now and money market deposits totaling $102,446,000 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities we serve. Additionally, the parent holding company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses.

The primary source of liquidity for the parent holding company is dividends from the Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. The total dividends that could be paid by the Bank to the Company in 2002 without prior regulatory approval is approximately $1,022,000 while continuing to meet the capital requirements for "well-capitalized" banks. Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet. In February 2002, the Bank paid cash dividends totaling $941,000 to the Company.

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

CAPITAL RESOURCES

Shareholders' equity decreased by $329,000 for the three months ended March 31, 2002, due to the net change in retained earnings and an increase in accumulated other comprehensive loss. On March 15, 2002, the Company paid a cash dividend of approximately $341,000 to stockholders of record as of March 1, 2002. The annual dividend rate in 2002 was $0.16 per common share. Accumulated other comprehensive loss increased by $285,000 to $435,000 for the first quarter of 2002.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of March 31, 2002, the Company's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 8% respectively. As of March 31, 2002, the Company meets all capital adequacy requirements to which it is subject.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about market risk is as follows (in thousands):

	Carrying	Fair	% Increase (Decreased) in
	Value	Value	Fair Value due to Rate Movement
			Down 100bps	Up 100 bps

Investments	$ 72,538	$ 72,629	4.10%	(4.81) %
Loans	155,745	155,671	1.41	(1.53)
Deposits	202,358	195,027	1.01	(0.99)
Other borrowings	10,940	12,205	6.77	(6.27)

The Company has adopted an asset/liability management program to monitor the Company's interest rate sensitivity and to ensure that the Company is competitive in the loans and deposits markets.  Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.  The Company has not entered into any derivative financial instruments such as futures, forwards, swaps, or options.  Additionally, refer to our interest sensitive management and liquidity disclosures within Part I, Item 2, of this Form 10-Q.

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

CITIZENS BANCSHARES CORPORATION
Date: May 12, 2002	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 12, 2002	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and Chief Operating Officer

Date: May 12, 2002	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer