Form 10-Q
period 2002-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2002-08-14
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: 2,099,969 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on July 31, 2002.

Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(In thousands, except share data)

ASSETS	2002	2001
	(Unaudited)
Cash and due from banks	$ 10,218	$ 12,877
Federal funds sold	-	1,560
Interest-bearing deposits with banks	2,744	37,258
Certificates of deposit	3,095	3,095
Investment securities available for sale, at fair value	81,126	61,579
Investment securities held to maturity, at cost	2,376	2,676
Other investments	1,511	1,511
Loans held for sale	-	422
Loans receivable, net	151,665	155,969
Premises and equipment, net	6,396	6,111
Cash surrender value of life insurance	7,054	7,017
Other assets	4,381	4,425

Total Assets	$ 270,566	$ 294,500

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits	$ 53,498	$ 51,801
Interest-bearing deposits	175,864	206,000

Total deposits	229,362	257,801

Accrued expenses and other liabilities	2,806	3,656
Notes payable	740	1,270
Trust preferred securities	5,000	-
Advances from Federal Home Loan Bank	10,000	10,000

Total liabilities	247,908	272,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $1 par value; 5,000,000 shares
authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares
authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	14,233	13,823
Treasury stock, at cost (220,096 and 191,852 shares, respectively)	(1,890)	(1,665)
Accumulated other comprehensive income (loss), net of taxes	550	(150)

Total stockholders' equity	22,658	21,773

	$ 270,566	$ 294,500
See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Interest income:
Loans, including fees	$ 3,094	$ 3,865	$ 6,212	$ 7,802
Investment securities:
Taxable	837	601	1,546	1,304
Tax-exempt	241	150	454	276
Federal funds sold	2	4	12	18
Interest-bearing deposits	107	195	238	355

Total interest income	4,281	4,815	8,462	9,755

Interest expense:
Deposits	1,157	1,779	2,493	3,689
Other borrowings	160	171	324	313

Total interest expense	1,317	1,950	2,817	4,002

Net interest income	2,964	2,865	5,645	5,753

Provision for loan losses	225	940	400	1,060

Net interest income after provision for loan losses	2,739	1,925	5,245	4,693

Noninterest income:
Service charges on deposits	887	973	1,745	1,855
Gain on sales of securities	212	604	242	924
Gain on sales of assets	-	269	-	390
Origination fees from mortgage company	9	376	120	933
Other operating income	354	409	707	894

Total noninterest income	1,462	2,631	2,814	4,996

Noninterest expense:
Salaries and employee benefits	1,794	1,854	3,511	3,861
Net occupancy and equipment	551	648	1,107	1,328
Other operating expenses	1,388	1,432	2,627	2,795

Total noninterest expense	3,733	3,934	7,245	7,984

Income before income taxes	468	622	814	1,705

Income tax expense	39	143	64	468

Net income	$ 429	$ 479	$ 750	$ 1,237

Net income per share - basic and diluted	$ 0.20	$ 0.22	$ 0.35	$ 0.56

Weighted average outstanding shares - basic and diluted	2,109	2,187	2,118	2,187

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(In thousands)
	2002	2001
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$750	$1,237
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Provision for loan losses	400	1,060
Depreciation and amortization	478	624
Amortization (accretion), net	(4)	24
Gain on investments	(242)	(1,314)
Change in mortgage loans held for sale	422	(1,789)
Change in other assets	99	(159)
Change in accrued expenses and other liabilities	(850)	(209)

Net cash provided by (used in) operating activities	1,053	(526)

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	300	255
Proceeds from maturities of investment securities available for sale	8,418	40,375
Purchases of investment securities available for sale	(35,360)	(27,415)
Proceeds from sale of investment securities available for sale	8,604	-
Purchases of certificates of deposits	-	(2,100)
Net change in loans	3,587	(3,855)
Increase in cash surrender value of life insurance	(37)	(670)
Proceeds from sale of premises and equipment	-	346
Purchases of premises and equipment	(763)	(486)
Proceeds from sale of property held for sale	-	509
Net change in interest bearing deposits with banks	34,514	2,958
Net change in federal funds sold	1,560	(55)

Net cash provided by investing activities	20,823	9,862

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	1,697	1,222
Net change in interest-bearing deposits	(30,136)	(14,133)

Purchase of treasury stock	(225)	(185)
Proceeds from issuance of trust preferred securities	5,000	-
Principal payment on debt	(530)	(200)
Borrowings from line of credit	-	2,044
Dividends paid	(341)	(375)

Net cash used in financing activities	(24,535)	(11,627)

Net change in cash and due from banks	(2,659)	(2,291)

Cash and due from banks at beginning of period	12,877	12,118

Cash and due from banks at end of period	$10,218	$9,827

Supplemental disclosures of cash paid during the period for:
Interest	$3,191	$2,033

Income taxes	$290	$595

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available
for sale, net of taxes	$700	$148

Real estate acquired through foreclosure	$392	$-

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2002 and 2001
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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2002 fiscal year.

The consolidated financial statements of the Company as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month and six month periods have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING POLICIES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which often require the judgment of management in the selection and application of certain accounting principles and methods. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company has followed those policies in preparing this report. Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the following as the most critical accounting policies upon which its financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company's most critical accounting policies relate to :

Investment Securities The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2001 or 2002.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security.  A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Loans   Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses.  Interest income on loans is recognized on a level-yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level-yield method.  Discounts on loans purchased are accreted using the level-yield method over the estimated remaining life of the loan purchased.

Allowance for Loan Losses - The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. These estimates for losses are based on not only on individual assets and their related cash flow forecasts, sales values, independent appraisals, but also the volatility of certain real estate markets, and the concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses. Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a quarterly basis a comprehensive review of the adequacy of the allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit. Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.  The Company has followed those policies in preparing this report.

TRUST PREFERRED SECURITIES

During the second quarter of 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities ("Preferred Securities") through one issuance by a wholly-owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the "Trust"). The Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures, Libor plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At June 30, 2002, the interest rate for the Preferred Securities was 5.34%.

ACQUISITION

On May 30, 2002, the Company signed a definitive agreement to purchase CFS Bancshares, Inc., the parent company of Citizens Federal Savings Bank of Birmingham, Alabama. At May 30, 2002, Citizens Federal Savings Bank had total assets of $107,526,000. The completion of the purchase agreement is pending regulatory approval.

COMMON STOCK

Basic net income per share (EPS) is computed based on net income divided by the weighted average number of common share equivalents outstanding. Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares.  The Company's potential common shares are due to outstanding stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes criteria for recognizing intangible assets. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside a business combination and for goodwill and other intangible assets subsequent to their acquisition. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

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

 Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia through its wholly owned subsidiaries, Citizens Trust Bank (the "Bank") and Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services"). The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through 11 full-service branches in metropolitan Atlanta and one full-service branch in Columbus, Georgia.

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

The following discussion is of the Company's financial condition as of June 30, 2002 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2002 and 2001.

FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets at June 30, 2002, increased by $14,035,000 to $270,566,000 - an increase of 5.47% compared to the same period a year ago. The Company continues to focus on growth and expansion opportunities. In January 2002, the Company opened its newest branch in the Stonecrest Mall located in Conyers, Georgia. For the six month period ended June 30, 2002, total assets decreased $23,934,000, or 8.13%. This decrease is primarily due to corporate and governmental customers which make significant monthly deposits and withdrawals. These deposits are typically interest-bearing deposits.  During the six month period ended June 30, 2002, interest-bearing deposits decreased $30,136,000 or 14.63%. Also, in an effort to lower its interest expense on deposits and improve its net interest margin, the Company did not renew maturing time deposits requiring negotiated rates above current market rates.

The decreases in federal funds of $1,560,000 and interest bearing deposits with banks of $34,514,000 since December 31, 2001, are in part related to a $19,547,000 or 31.74% increase in investment securities available for sale. Due to the slowdown in the economy and low loan demand, the Company reallocated its excess liquidity into higher yielding investments products to improve its net interest margin. Also, as previously mentioned, several of the Company's large corporate and governmental customers made significant withdrawals during the second quarter period and several large time deposits were not renewed due to interest rates that were above market conditions. From December 31, 2001 to June 30, 2002, net total loans decreased approximately $4,304,000 or 2.76%. The decrease in loans is due to the unstable economy as loans demand has slowed, combined with the Company tightening its lending standards.

Premises and equipment, net of accumulated depreciation increased $285,000 or 4.67%. A substantial portion of the increase in premises and equipment is due to a new branch that was opened January 2002 in the Stonecrest Mall located in Conyers, Georgia. Loans held for sale decreased $422,000 as these loans were sold during the year. Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased $37,000 or 0.53% as a result of the net additional premiums paid during the first six months of 2002.

Total liabilities decreased $24,819,000 to $247,908,000 at June 30, 2002 from December 31, 2001. This decrease is primarily due to the $30,136,000 or 14.63% decrease in interest-bearing deposits mentioned previously. As a result of this decrease in interest-bearing deposits and lower deposit rates, accrued interest payable decreased $374,000. During the six months ended June 30, 2002, the Company repaid $530,000 of its outstanding notes payable. On June 26, 2002, the Company issued debt of $5,000,000 in a pooled trust preferred securities transaction with an interest rate of LIBOR plus 3.45% which is callable after five years at the Company's discretion.  At June 30, 2002, the interest rate for the trust preferred securities was 5.34%.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as, some equity securities. Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock. At June 30, 2002 and December 31, 2001, the Company's investment securities portfolio represented approximately 30.86% and 21.82% of total assets, respectively.

Investment Securities available for sale at June 30, 2002 are summarized as follows (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury and
U.S. Government agencies	$ 20,517	$ 217	$ (18)	$ 20,716
State, county, and municipal securities	18,910	326	(24)	19,212
Mortgage-backed Securities	39,466	443	(66)	39,843
Equity securities	1,400	-	(45)	1,355

Totals	$ 80,293	$ 986	$ (153)	$ 81,126

Investment Securities held to maturity at June 30, 2002 are summarized as follows (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

State, county, and municipal securities	$ 2,376	$ 123	$ -	$ 2,499

Totals	$ 2,376	$ 123	$ -	$ 2,499

LOANS

Loans outstanding by classification, are summarized as follows (in thousands):
	June 30,	December 31,
	2002	2001

Commercial, financial, and agricultural	$ 49,582	$ 49,336
Installment	6,907	8,154
Real estate - mortgage	75,508	78,291
Real estate - construction	11,778	10,817
Other	11,042	12,603

	154,817	159,201
Less: Net deferred loan fees	220	190
Allowance for loan losses	1,993	2,003
Discount on loans acquired from FDIC	939	1,039

Total Loans	$ 151,665	$ 155,969

IMPAIRED LOANS

Management considers a loan to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

At June 30, 2002, the recorded investment in loans that are considered impaired was approximately $2,752,000, a decrease of $565,000 from $3,317,000 at December 31, 2001.

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

Nonperforming assets increased by $1,332,000 to $3,564,000 at June 30, 2002 from $2,232,000 at December 31, 2001. This increase includes $940,000 of the guaranteed portion of SBA loans which is fully recoverable once the Company completes the loan liquidation process. Nonperforming assets represented 2.32% of loans, net of unearned income, discounts and real estate acquired through foreclosure at June 30, 2002 as compared to 1.41% at December 31, 2001.

The table below presents a summary of the Company's nonperforming assets at June 30, 2002 and December 31, 2001.
	2002	2001
(Amounts in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$2,820	$1,761
Past-due loans	322	442

Nonperforming loans	3,142	2,203

Real estate acquired through foreclosure	422	29

Total nonperforming assets	$3,564	$2,232

Ratios:
Nonperforming loans to loans, net of unearned
income and discount on loans	2.04%	1.39%

Nonperforming assets to loans, net of unearned income,
discounts and real estate acquired through foreclosure	2.32%	1.41%

Nonperforming assets to total assets	1.32%	0.76%

Allowance for loan losses to nonperforming loans	63.43%	90.92%

Allowance for loan losses to nonperforming assets	55.92%	89.74%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. For the six months ended June 30, 2002, provisions for loan losses totaled $400,000 compared to $1,060,000 for the same period in 2001. For the period ended June 30, 2001, the Company added an additional $940,000 to the loan loss provision to cover the charge-off of a large factoring relationship.

The allowance for loan losses for the six month period ended June 30, 2002 was approximately $1,993,000, representing 1.30% of total loans, net of unearned income compared to approximately $2,003,000 at December 31, 2001, which represented 1.27% of total loans, net of unearned income.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans. The Company's church loans were approximately $40.9 million at June 30, 2002 and $43.8 million at December 31, 2001. Accordingly, the ultimate collectibility of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loans losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month period ended June 30, 2002 and year ended December 31, 2001, respectively.
	2002	2001
	(Amounts in thousands, except
	financial ratios)

Loans, net of unearned income and discounts	$153,658	$157,972

Average loans, net of unearned income, discounts
and the allowance for loan losses	$153,193	$158,289

Allowance for loans losses at the
beginning of period	$2,003	$2,673

Loans charged off:
Commercial, financial, and agricultural	427	2,510
Real estate - loans	225	570
Installment loans to individuals	387	276

Total loans charged off	1,039	3,356

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	483	359
Real estate - loans	64	343
Installment loans to individuals	82	174

Total loans recovered	629	876

Net loans charged off	410	2,480

Additions to allowance for loan losses
charged to operating expense	400	1,810

Allowance for loan losses at period end	$1,993	$2,003

Ratio of net loans charged off to average loans, net of
unearned income, discounts and the allowance for loan losses	0.27%	1.57%

Allowance for loan losses to loans, net of unearned income and discounts	1.30%	1.27%

DEPOSITS

Deposits remain the Company's primary source of funding loan growth. Total deposits for the six month period ended June 30, 2002 decreased by 11.03% or $28,438,000 to $229,362,000. Noninterest-bearing deposits increased by $1,697,000 or 3.28%, while interest-bearing deposits decreased by $30,136,000 or 14.63%. This decrease is primarily due to Corporate and Governmental customers which make significant monthly deposits and withdrawals based on their budgetary needs. Also, in an effort to lower interest expense on deposits and improve its net interest margin, the Company did not renew maturing time deposits requiring negotiated rates above current market rates.

The following is a summary of interest-bearing deposits (in thousands):
	June 30	December 31,
	2002	2001

NOW and money market accounts	$ 40,271	$ 39,989
Savings accounts	51,973	65,556
Time deposits of $100,000 or more	46,694	62,935
Other time deposits	38,568	39,339
Premium on purchased deposits	(1,642)	(1,819)

	$ 175,864	$ 206,000

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal Home Loan Bank (the "FHLB") advances and short-term borrowings. The Company's bank subsidiary had outstanding advances from the FHLB of $10,000,000 at June 30, 2002 and December 31, 2001, respectively. The outstanding advances bear interest at a fixed rate of 5.82%. The advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

During the second quarter of 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities ("Preferred Securities") through one issuance by a wholly-owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the "Trust"). The Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures, Libor plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Company has an unsecured note payable of approximately $740,000 at June 30, 2002 and $940,000 at December 31, 2001. The note bears interest at the lender's prime rate minus 50 basis points.

At December 31, 2001, the Company's mortgage subsidiary had $330,000 outstanding under a secured warehouse line of credit. The line was repaid and terminated during the first quarter of 2002.

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

During 2001 the Company's net interest income was affected by the Federal Reserve adjusting the federal funds target rate downward 11 times to its current target of 1.75% at June 30, 2002, as well as a slowdown in the economy. Loan volume was down as net loans decreased $8,482,000 or 5.30% for the twelve month period ended June 30, 2002. As a result, interest income on loans, including fees decreased $1,590,000 or 20.38% for the six month period in 2002. Similarly, interest expense on deposits decreased $1,196,000 or 32.42% compared to June 30, 2001 as the Company was able to reprice it interest bearing deposits to offset lower loan yields and volume. Investment securities income increased $420,000 or 26.58% as the Company reallocated excess liquidity to higher yielding investment assets during the second quarter of 2002. As a result, net interest income for the six month period only decreased $108,000 to $5,645,000 compared to $5,753,000 for the same period in 2001.

For the three month period ending June 30, 2002, interest income on loans, including fees decreased $771,000 or 19.95% compared to last year due to decreased loan volume and lower interest rates. Similarly, interest expense on deposits decreased $622,000 or 34.96% compared to the three month period ended June 30, 2001 as the Company did not renew several high price time deposits. Investment securities income increased $327,000 or 43.54% as the Company reallocated excess liquidity to higher yielding investment assets during the second quarter of 2002. As a result, net interest income for the three month period increased $99,000 to $2,964,000 compared to $2,865,000 for the same period in 2001.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from Mortgage Services, and profits and commissions earned through securities and insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $2,814,000 for the six month period of 2002, a decrease of $2,182,000 or 43.67% compared to June 30, 2001.

Fee income from service charges on deposit accounts decreased slightly by $110,000 for the second quarter of 2002 compared with the same period in 2001. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges and other customer service fees.

Gain on sale of assets and investment securities totaled $242,000 for the six month period ended June 30, 2002. Gain on sale of assets and investment securities totaled $1,314,000 for the same period in 2001. During the second quarter of 2001, the Company liquidated a large portion of its equity investment portfolio in anticipation of changes in market conditions and realized a pretax gain of $924,000. The Company also realized a pretax gain of $390,000 on the sale two branch buildings for the six month period ended June 30, 2001.

Origination fees from the mortgage subsidiary decreased $813,000 or 87.11% in the six month period ended June 30, 2002. Over the past two years, the mortgage subsidiary has been unfavorably impacted by decreased loan volume. In December 2001, management implemented corrective actions to improve the mortgage subsidiary's financial performance by reducing excess staff and overhead cost to a level to match loan volume. Additionally in December 2001, the Company realigned its mortgage subsidiary to become a department of the Bank subsidiary.

Other operating income decreased $187,000 to $707,000 for the six month period ended June 30, 2002 compared to $894,000 for the same period in 2001. This decrease is attributed to various immaterial components of other operating income including investment services and other recoveries.

Noninterest expense:

Noninterest expense totaled $7,245,000 for the six month period ended June 30, 2002, a decrease of $739,000 or 9.26% compared to the same period last year. The decrease, in large part, is due to management's efforts taken last year to reduce overhead expenses by consolidating and closing several under performing branches and restructuring the Company's mortgage subsidiary. As a result, salaries and employee benefits expense decreased $350,000 or 9.06% for the six month period compared to the same period in 2001.

Net occupancy and equipment expense decreased by $221,000 or 16.67% to $1,107,000 for the six month period in 2002 compared to the same period in 2001. This decrease is primarily the results of the Company closing three branches during the fiscal year ended December 31, 2001. Two of the branches were closed during the six month period ended June 30, 2001, and one branch was closed in November 2001.

Similarly, other operating expenses, decreased $168,000 or 6.01% to $2,627,000 for the second quarter of 2002, compared to $2,795,000 for the same period in 2001. This decrease is also due to the closure of several branches in the previous year as discussed above.

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

The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2002.
	Cumulative amounts as of June 30, 2002
	Maturing and repricing within

	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$ -	$ 336	$ 9,996	$ 73,170	$ 83,502
Certificates of deposit	95	-	3,000	-	3,095
Loans	20,136	22,003	58,569	54,109	154,817
Interest-bearing deposits with other banks	2,744	-	-	-	2,744

Total interest-sensitive assets	$ 22,975	$ 22,339	$ 71,565	$ 127,279	$ 244,158

Investment-sensitive liabilities:
Deposits (a)	$ 125,526	$ 31,506	$ 13,238	$ 5,594	$ 175,864
Trust preferred securities	-	-	5,000	-	5,000
Other borrowings	10,000	740	-	-	10,740

Total interest-sensitive liabilities	$ 135,526	$ 32,246	$ 18,238	$ 5,594	$ 191,604

Interest-sensitivity gap	$ (112,551)	$ (9,907)	$ 53,327	$ 121,685	$ 52,554

Cumulative interest-sensitivity gap to
total interest-sensitive assets	(46.10)%	(50.16)%	(28.31)%	21.52%	21.52%

(a) Savings, Now and money market deposits totaling $92,244 are included in the maturing in 3 months classification.

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

CAPITAL RESOURCES

Shareholders' equity increased $885,000 for the six months ended June 30, 2002, due to the net change in retained earnings and an increase in accumulated other comprehensive gain. On March 15, 2002, the Company paid a cash dividend of approximately $341,000 to stockholders of record as of March 1, 2002. The annual dividend rate in 2002 was $0.16 per common share. For the six month period ended June 30, 2002, accumulated other comprehensive gain increased $700,000 to $550,000, compared with an accumulated other comprehensive loss of $150,000 at December 31, 2001.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of June 30, 2002, the Company's bank subsidiary's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 16% and 9% respectively. As of June 30, 2002, the Company meets all capital adequacy requirements to which it is subject.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about market risk is as follows (in thousands):

	Carrying	Fair	% Increase (Decrease) in
	Value	Value	Fair Value due to Rate Movement
			Down 100bps	Up 100 bps

Investments	$ 83,502	$ 83,625	2.65%	(4.59)%
Loans	154,817	153,956	1.36	(1.40)
Interest-bearing deposits	175,864	168,457	1.14	(1.21)
Other borrowings	10,740	11,246	6.53	(6.05)

The Company has adopted an asset/liability management program to monitor the Company's interest rate sensitivity and to ensure that the Company is competitive in the loans and deposit markets. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. The Company has not entered into any derivative financial instruments such as futures, forwards, swaps or options. Additionally, refer to our interest sensitive management and liquidity disclosures within Part 1, Item 2, of this Form 10-Q.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On May 30, 2002, Citizens Bancshares Corporation filed a Current Report on Form 8-K, under Item 5 -- Other Events and Regulation FD Disclosure, Citizens Bancshares Corporation and its wholly-owned subsidiary, Citizens Trust Bank entered into an merger agreement with CFS Bancshares, Inc. and its wholly-owned subsidiary, Citizens Federal Savings Bank, both located in Birmingham, Alabama.

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Citizens Bancshares Corporation and subsidiaries (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION
Date: August 13, 2002	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: August 13, 2002	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and
Chief Operating Officer

Date: August 13, 2002	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial