Form 10-Q
period 2002-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2002-11-14
CIK 813640

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10 - Q

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2002

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

State the number of shares outstanding for each of the issuer's classes of common equity as of the latest practicable date: 1,989,069 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on November 11, 2002.

Part 1.    FINANCIAL INFORMATION

Item 1.    Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(In thousands, except share data)

ASSETS	2002	2001
	(Unaudited)
Cash and due from banks	$ 10,194	$ 12,877
Federal funds sold	-	1,560
Interest-bearing deposits with banks	5,240	37,258
Certificates of deposit	3,095	3,095
Investment securities available for sale, at fair value	73,504	61,579
Investment securities held to maturity, at cost	2,376	2,676
Other investments	1,706	1,511
Loans held for sale	-	422
Loans receivable, net	154,587	155,969
Premises and equipment, net	6,168	6,111
Cash surrender value of life insurance	6,795	7,017
Other assets	3,903	4,425

Total assets	$ 267,568	$ 294,500

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Noninterest-bearing deposits	$ 49,626	$ 51,801
Interest-bearing deposits	175,640	206,000

Total deposits	225,266	257,801

Accrued expenses and other liabilities	2,948	3,656
Notes payable	740	1,270
Trust preferred securities	5,000	-
Advances from Federal Home Loan Bank	10,000	10,000

Total liabilities	243,954	272,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $1 par value; 5,000,000 shares
authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares
authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	14,564	13,823
Treasury stock, 240,996 and 191,852 shares at cost at
September 30, 2002 and December 31, 2001, respectively	(2,046)	(1,665)
Accumulated other comprehensive income (loss), net of taxes	1,331	(150)

Total stockholders' equity	23,614	21,773

Total liabilities and stockholders' equity	$ 267,568	$ 294,500

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Interest income:
Loans, including fees	$ 3,178	$ 3,675	$ 9,389	$ 11,477
Investment securities:
Taxable	785	564	2,331	1,868
Tax-exempt	247	153	702	429
Federal funds sold	-	9	7	27
Interest-bearing deposits	43	116	285	472

Total interest income	4,253	4,517	12,714	14,273

Interest expense:
Deposits	981	1,602	3,473	5,293
Other borrowings	247	175	572	487
Total interest expense	1,228	1,777	4,045	5,780

Net interest income	3,025	2,740	8,669	8,493

Provision for loan losses	190	670	590	1,730

Net interest income after provision for loan losses	2,835	2,070	8,079	6,763

Noninterest income:
Service charges on deposit accounts	879	974	2,624	2,830
Gain on sales of securities	76	54	319	978
Gain on sales of assets	2	-	2	390
Loan origination fees	59	464	179	1,397
Other operating income	276	242	982	1,135

Total noninterest income	1,292	1,734	4,106	6,730

Noninterest expense:
Salaries and employee benefits	1,902	1,892	5,412	5,752
Net occupancy and equipment	545	603	1,652	1,932
Other operating expenses	1,322	2,104	3,949	4,899

Total noninterest expense	3,769	4,599	11,013	12,583

Income (loss) before income taxes	358	(795)	1,172	910

Income tax expense	27	(324)	90	144

Net income (loss)	$ 331	$ (471)	$ 1,082	$ 766

Net income (loss) per share - basic and diluted	$ 0.16	$ (0.22)	$ 0.51	$ 0.35

Weighted average outstanding shares - basic and diluted	2,092	2,175	2,109	2,183

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited - In thousands)	2002	2001
OPERATING ACTIVITIES:
Net income	$1,082	$766
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Provision for loan losses	590	1,730
Depreciation and amortization	706	887
Amortization (accretion), net	12	65
Gain on sale of assets and securities	(319)	(1,368)
Change in loans held for sale	422	(775)
Change in other assets	(166)	295
Change in accrued expenses and other liabilities	(707)	(847)

Net cash provided by (used in) operating activities	1,620	753

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	300	556
Proceeds from maturities of investment securities available for sale	10,813	55,280
Purchases of investment securities available for sale	(38,359)	(42,798)
Proceeds from sale of investment securities available for sale	18,027	-
Purchases of certificates of deposits	-	(2,100)
Net increase in other investments	(195)	-
Net change in loans	861	(1,589)
Increase (decrease) in cash surrender value of life insurance	222	(857)
Proceeds from sale of premises and equipment	-	346
Purchases of premises and equipment	(763)	(573)
Proceeds from sale of property held for sale	-	509
Net change in interest bearing deposits with banks	32,018	5,483
Net change in federal funds sold	1,560	(360)

Net cash provided by investing activities	24,484	13,897

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	(2,175)	(4,509)
Net change in interest-bearing deposits	(30,360)	(10,854)
Purchase of treasury stock	(381)	(345)
Proceeds from issuance of trust preferred securities	5,000	-
Principal payment on debt	(530)	(200)
Borrowings from line of credit	-	1,020
Dividends paid	(341)	(375)

Net cash used in financing activities	(28,787)	(15,263)

Net change in cash and due from banks	(2,683)	(613)

Cash and due from banks at beginning of period	12,877	12,118

Cash and due from banks at end of period	$10,194	$11,505

Supplemental disclosures of cash paid during the period for:
Interest	$4,714	$6,402

Income taxes	$290	$595

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available
for sale, net of taxes	$1,481	$266

Securities held to maturity transferred to available for sale	$-	$1,199

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2002
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

The consolidated financial statements of the Company as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the following as the most critical accounting policies upon which its financial status depends.  The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The Company's most critical accounting policies relate to:

Investment Securities- The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2002 or 2001.

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

Loans  - Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses.  Interest income on loans is recognized on a level‑yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level-yield method.  Discounts on loans purchased are accreted using the level-yield method over the estimated remaining life of the loan purchased.

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

TRUST PREFERRED SECURITIES

During the second quarter of 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities ("Preferred Securities") through one issuance by a wholly-owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the "Trust").  The Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures, Libor plus 3.45%.  The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company.  The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.  The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At September 30, 2002, the interest rate on the Preferred Securities was 5.34%

PENDING ACQUISITION

On May 30, 2002, the Company signed a definitive agreement to purchase CFS Bancshares, Inc., the parent company of Citizens Federal Savings Bank of Birmingham, Alabama.  At September 30, 2002, Citizens Federal Savings Bank had total assets of $106,827,000.  The completion of the purchase agreement is pending regulatory approval.

COMMON STOCK

Basic net income per share (EPS) is computed based on net income divided by the weighted average number of common share equivalents outstanding.  Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares. The Company's potential common shares are due to outstanding stock options, which were not dilutive during the nine months ended September 30, 2002 and 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after September 30, 2001 and establishes criteria for recognizing intangible assets.  The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.  SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside a business combination and for goodwill and other intangible assets subsequent to their acquisition.  The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements.

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

SEGMENTS

During the year ended December 31, 2001, the Company maintained two segments: the Bank and Mortgage Services.  In December 2001, the Company realigned Mortgage Services to become a department of the Bank.  As a result, in 2002 Mortgage Services is no longer managed as a separate segment of the Company.

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

The following discussion is of the Company's financial condition as of September 30, 2002 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2002 and 2001.

FINANCIAL CONDITION

Citizens Bancshares Corporation's total assets at September 30, 2002 increased by $15,367,000 from $252,201,000 - an increase of 6.09% compared to the same period a year ago.  The Company continues to focus on growth and expansion opportunities.  In January 2002, the Company opened its newest branch in the Stonecrest Mall located in Conyers, Georgia.  The Company's total assets at September 30, 2002 decreased by $26,932,000 or 9.14% compared to $267,568,000 at December 31, 2001.  The decrease is primarily due to corporate and governmental customers that make significant monthly deposits and withdrawals. These funds fluctuate monthly due to the operating needs of the corporate and public entities.  Additionally, to lower its interest expense on deposits and improve its net interest margin, the Company did not renew maturing time deposits requiring negotiated rates above current market rates.

Accordingly, the Company's federal funds sold and interest-bearing deposits at other banks decreased by $1,560,000 or 100% and $32,018,000 or 85.94%, respectively, for the nine months ended September 30, 2002.  These decreases were partially offset by an $11,925,000 increase in available for sale securities.

From December 31, 2001 to September 30, 2002, net total loans decreased by  $1,382,000 or 0.89% due to the unstable economy which has slowed loan demand.  The Company has also tightened its lending standards to reduce the overall default risk in its loan portfolio.

Loans held for sale decreased $422,000 as these loans were sold during 2002.  Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, decreased $222,000 or 3.16%.  The decrease is due to the redemption of policies for several senior managers who were no longer with the Company.  Additionally in 2002, the Company collected on a policy and paid benefits to the surviving spouse.

Total liabilities decreased $28,773,000 to $243,954,000 at September 30, 2002 from December 31, 2001.  This decrease is primarily due to the $30,360,000 or 14.74% decrease in corporate and governmental interest-bearing deposits mentioned previously. During the nine months ended September 30, 2002, the Company repaid $530,000 of its outstanding notes payable.  On June 26, 2002, the Company issued debt of $5,000,000 in a pooled trust preferred securities transaction with an interest rate of LIBOR plus 3.45% which is callable after five years at the Company's discretion.  At September 30, 2002, the interest rate for the trust preferred securities was 5.34%.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as certain equity securities.  Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock.  At September 30, 2002 and December 31, 2001, the Company's investment securities portfolio represented approximately 28.36% and 21.82% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$ 15,535	$ 245	$ -	$ 15,780
State, county, and municipal securities	18,905	1,054	-	19,959
Mortgage-backed Securities	35,649	766	25	36,390
Equity securities	1,400	-	25	1,375

Totals	$ 71,489	$ 2,065	$ 50	$ 73,504

At December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$ 20,057	$ 126	$ 65	$ 20,118
State, county, and municipal securities	14,740	38	293	14,485
Mortgage-backed Securities	25,607	71	189	25,489
Equity securities	1,400	112	25	1,487

Totals	$ 61,804	$ 347	$ 572	$ 61,579

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$ 2,376	$ 172	$ -	$ 2,548

Totals	$ 2,376	$ 172	$ -	$ 2,548

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$ 2,676	$ 70	$ 2	$ 2,744

Totals	$ 2,676	$ 70	$ 2	$ 2,744

LOANS

Loans outstanding by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2002	2001

Commercial, financial, and agricultural	$ 53,120	$ 49,336
Installment	6,551	8,154
Real estate - mortgage	74,260	78,291
Real estate - construction	13,450	10,817
Other	10,343	12,603

	157,724	159,201
Less: Net deferred loan fees	228	190
Allowance for loan losses	2,020	2,003
Discount on loans acquired from FDIC	889	1,039

Total Loans	$154,587	$ 155,969

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

At September 30, 2002, the recorded investment in loans that are considered impaired was approximately $4,101,000, an increase of $784,000 from $3,317,000 at December 31, 2001.

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

Nonperforming assets increased by $2,014,000 to $4,246,000 at September 30, 2002 from $2,232,000 at December 31, 2001.  This increase includes $1,076,000 of the guaranteed portion of Small Business Administration loans, which is considered fully recoverable once the Company completes the loan liquidation process. Nonperforming assets represented 2.71% of loans, net of unearned income, discounts and real estate acquired through foreclosure at September 30, 2002 as compared to 1.41% at December 31, 2001.

The table below presents a summary of the Company's nonperforming assets at September 30, 2002 and December 31, 2001.

	2002	2001
	(Amounts in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$3,935	$1,761
Past-due loans	226	442

Nonperforming loans	4,161	2,203

Real estate acquired through foreclosure	85	29

Total nonperforming assets	$4,246	$2,232

Ratios:
Nonperforming loans to loans, net of unearned
income and discount on loans	2.66%	1.39%

Nonperforming assets to loans, net of unearned income,
discounts and real estate acquired through foreclosure	2.71%	1.41%

Nonperforming assets to total assets	1.59%	0.76%

Allowance for loan losses to nonperforming loans	48.55%	90.92%

Allowance for loan losses to nonperforming assets	47.57%	89.74%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the nine months ended September 30, 2002, provisions for loan losses totaled $590,000 compared to $1,730,000 for the same period in 2001.  During the third quarter of 2001, the Company increased its provision for loan losses by $670,000 compared to $190,000 for the same period in 2002.  The Company realized a loss on a $2.2 million loan in default during 2001 and as a result, recorded specific provisions of $1,370,000 and $550,000 during the nine and three months ended September 30, 2001, respectively, related to this loan.

The allowance for loan losses for the nine month period ended September 30, 2002 was approximately $2,020,000, representing 1.29% of total loans, net of unearned income compared to approximately $2,003,000 at December 31, 2001, which represented 1.27% of total loans, net of unearned income.

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

A substantial portion of the Company's loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to area churches.  The Company's loans to area churches were approximately $41.0 million at September 30, 2002 and $43.8 million at December 31, 2001.  Accordingly, the ultimate collectability of the substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month period ended September 30, 2002 and year ended December 31, 2001, respectively.

	2002	2001
	(Amounts in thousands, except
	financial ratios)

Loans, net of unearned income and discounts	$156,607	$157,972

Average loans, net of unearned income, discounts
and the allowance for loan losses	$152,861	$158,289

Allowance for loans losses at the
beginning of period	$2,003	$2,673

Loans charged off:
Commercial, financial, and agricultural	489	2,510
Real estate - loans	309	570
Installment loans to individuals	509	276

Total loans charged off	1,307	3,356

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	501	359
Real estate - loans	142	343
Installment loans to individuals	91	174

Total loans recovered	734	876

Net loans charged off	573	2,480

Additions to allowance for loan losses
charged to operating expense	590	1,810

Allowance for loan losses at period end	$2,020	$2,003

Ratio of net loans charged off to average loans, net of
unearned income, discounts, and the allowance for loan losses	0.37%	1.57%

Allowance for loan losses to loans, net of unearned income
and discounts	1.29%	1.27%

DEPOSITS

Deposits remain the Company's primary source of funding loan growth.  Total deposits for the nine month period ended September 30, 2002 decreased by 12.62% or $32,535,000 to $225,265,000.  Noninterest-bearing deposits decreased $2,176,000 or 4.20%, while interest-bearing deposits decreased by $30,360,000 or 14.74%.  These decreases are primarily due to corporate and governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  Also, to lower its interest expense on deposits, match funding with loan demand and to improve its net interest margin, the Company did not renew maturing time deposits requiring negotiated rates above current market rates.

The following is a summary of interest-bearing deposits (in thousands):

	September 30	December 31,
	2002	2001

NOW and money market accounts	$ 40,262	$ 39,989
Savings accounts	50,925	65,556
Time deposits of $100,000 or more	47,723	62,935
Other time deposits	38,284	39,339
Premium on purchased deposits	(1,554)	(1,819)

	$ 175,640	$ 206,000

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the "FHLB") advances and short-term borrowings.  The Company's bank subsidiary had outstanding advances from the FHLB of $10,000,000 at September 30, 2002 and December 31, 2001.  The outstanding advances bear interest at a fixed rate of 5.82%.  The advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.

During the second quarter of 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities ("Preferred Securities") through one issuance by a wholly-owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the "Trust").  The Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures, Libor plus 3.45%.  The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company.  The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.  The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At September 30, 2002, the interest rate on the Preferred Securities was 5.34%.

The Company has an unsecured note payable of approximately $740,000 at September 30, 2002 and $940,000 at December 31, 2001.  The note bears interest at the lender's prime rate minus 50 basis points.

At December 31, 2001, the Mortgage Services had $330,000 outstanding under a secured warehouse line of credit.  The line was repaid and terminated during the first quarter of 2002.

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

During 2001 the Company's net interest income was affected by the Federal Reserve adjusting the federal funds target rate downward 11 times to its current target of 1.75% at September 30, 2002, as well as a slowdown in the economy.  Loan volume also slowed as net loans decreased $1,382,000 or 0.89% for the nine month period ended September 30, 2002.  As a result, interest income on loans, including fees decreased $2,088,000 or 18.19% for the nine month period in 2002.  Similarly, interest expense on deposits decreased $1,819,000 or 34.37% compared to September 30, 2001 as the Company was able to reprice a significant portion of its interest bearing deposits to offset lower loan yields and volume.  Investment securities income increased $736,000 or 32.04% while federal funds and interest-bearing deposits with banks decreased $206,000 or 41.28%.   The Company reallocated its excess liquidity to higher yielding investment assets during the second quarter of 2002.  As a result, net interest income for the nine month period increased slightly by $176,000 to $8,669,000 compared to $8,493,000 for the same period in 2001.

For the three month period ended September 30, 2002, interest income on loans, including fees decreased $498,000 or 13.55% compared to the same period of the previous year due to decreased loan volume and interest rates.  Interest expense on deposits also decreased $621,000 or 38.77% compared to the three month period ended September 30, 2001 as the Company did not renew several high price time deposits.  Investment securities income increased $315,000 or 43.93% compared to the three month period ended September 30, 2001 due to the Company reallocating excess liquidity to higher yielding investment assets during the second quarter of 2002.  Net interest income for the three month period increased $285,000 to $3,025,000 compared to $2,740,000 for the same period in 2001.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, loan origination fees, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.  Noninterest income decreased $441,000 to $1,292,000 for the third quarter of 2002 compared to the third quarter of 2001. For the nine month period ended September 30, 2002, noninterest income totaled $4,106,000, a decrease of $2,623,000 or 38.96% compared to the same period ended September 30, 2001.

Fee income from service charges on deposit accounts decreased slightly by $95,000 for the third quarter of 2002 compared with the same period in 2001.  It decreased $206,000 for the nine month period ended September 30, 2002 compared to the same period in 2001.  A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges, and other customer service fees.  These fees fluctuate from month to month.

Gain on sales of assets and investment securities totaled $321,000 for the nine month period ended September 30, 2002 compared to $1,368,000 for the same period in 2001.  During the second quarter of 2001, the Company liquidated a large portion of its equity investment portfolio in anticipation of changes in market conditions and realized a pretax gain of $924,000.  The Company also realized a pretax gain of $390,000 on the sale two branch buildings for the nine month period ended September 30, 2001.

Loan origination fees decreased $1,218,000 or 87.18% for the nine month period ended September 30, 2002.  Over the past two years, Mortgage Services have been unfavorably impacted by decreased loan volume.  In December 2001, management implemented corrective actions to improve the mortgage subsidiary's financial performance by reducing excess staff and overhead cost to a level to match loan volume.  Additionally in December 2001, the Company realigned the operations of Mortgage Services to become a department of the Bank.  For the same reason, origination fees decreased $405,000 for the three month period ended September 30, 2002 as compared to the same period last year.

For the third quarter of 2002, other operating income increased slightly by $34,000 compared to the third quarter of 2001.  Other operating income decreased $153,000 to $982,000 for the nine month period ended September 30, 2002 compared to $1,135,000 for the same period in 2001.  This decrease is attributed to various immaterial components of other operating income including investment services and other recoveries.

Noninterest expense:

Noninterest expense totaled $3,769,000 for the three month period ended September 30, 2002, a decrease of $830,000 or 18.05% compared to the same period last year.  For the nine month period ended September 30, 2002, noninterest expense decreased $1,569,000 or 12.47% compared to the same period last year.  These decreases, in large part, are due to management's efforts taken last year to reduce overhead expenses by consolidating and closing several under performing branches and restructuring the Company's mortgage subsidiary.  Accordingly, salaries and employee benefits expense decreased $340,000 or 5.91% for the nine month period ended September 30, 2002 compared to the same period in 2001.  During the third quarter of 2002, salaries and employee benefits expense was similar to the third quarter of 2001, increasing slightly by $10,000 to $1,902,000.

Net occupancy and equipment expense decreased by $58,000 or 9.55% for the third quarter of 2002 compared to 2001.  Year to date, net occupancy and equipment expense decreased $279,000 or 14.45% to $1,653,000 for the nine month period in 2002 compared to the same period in 2001.  This decrease is primarily the result of the Company consolidating three branches during the fiscal year ended December 31, 2001.  Two of the branches were consolidated during the six month period ended June 30, 2001, the third branch was consolidated in November 2001.

Similarly, other operating expenses decreased $782,000 or 37.17% to $1,322,000 for the third quarter of 2002, compared to $2,104,000 for the same period in 2001.  This decrease was due to a $247,000 write-off in the third quarter of 2001 of miscellaneous assets determined to have no future value.  Additionally, during the third quarter of 2001, the Company experienced $180,000 in check losses and  $130,000 in legal costs associated with legal action taken against a borrower who was in default of a loan agreement.  For the first nine months of 2002, other operating expenses decreased $950,000 compared to the same period last year.

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

The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2002.

	Cumulative amounts as of September 30, 2002
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$ -	$ 441	$ 9,057	$ 66,382	$ 75,880
Certificates of deposit	-	95	3,000	-	3,095
Loans	22,598	24,727	55,480	54,919	157,724
Interest-bearing deposits with other banks	5,240	-	-	-	5,240
Total interest-sensitive assets	$ 27,838	$ 25,263	$ 67,537	$ 121,301	$ 241,939

Investment-sensitive liabilities:
Deposits (a)	$ 117,095	$ 44,171	$ 14,280	$ 94	$ 175,640
Trust preferred securities	-	-	5,000	-	5,000
Other borrowings	10,000	740	-	-	10,740
Total interest-sensitive liabilities	$ 127,095	$ 44,911	$ 19,280	$ 94	$ 191,380

Interest-sensitivity gap	$ (99,257)	$ (19,648)	$ 48,257	$ 121,207	$ 50,559

Cumulative interest-sensitivity gap to
total interest-sensitive assets	(41.03)%	(49.15)%	(29.20)%	20.90%	20.90%

(a) Savings, Now, and money market deposits totaling $91,187 are included in the maturing in 3 months classification.

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

The primary source of liquidity for the parent holding company is dividends from the Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies.  The Georgia Department of Banking and Finance regulates dividend payments and must approve dividend payments that exceed 50% of the Bank's net income for the prior year. The total dividends that could be paid by the Bank to the Company in 2002 without prior regulatory approval is approximately $1,022,000, while continuing to meet the capital requirements for "well-capitalized" banks.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.  In February 2002, the Bank paid cash dividends totaling $941,000 to the Company.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell, and maturing interest-bearing deposits with other banks, are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are additional sources of liquidity and represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

CAPITAL RESOURCES

Shareholders' equity increased $1,841,000 for the nine months ended September 30, 2002, due to the net change in retained earnings and an increase in accumulated other comprehensive gain.  On March 15, 2002, the Company paid a cash dividend of approximately $341,000 to stockholders of record as of March 1, 2002.  The annual dividend rate in 2002 was $0.16 per common share.  For the nine month period ended September 30, 2002, accumulated other comprehensive gain increased $1,480,000 to $1,331,000, compared with an accumulated other comprehensive loss of $150,000 at December 31, 2001.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of September 30, 2002, the Company's bank subsidiary's total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 16% and 10% respectively.  As of September 30, 2002, the Company meets all capital adequacy requirements to which it is subject.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about market risk is as follows (in thousands):

	Carrying	Fair	% Increase (Decrease) in
	Value	Value	Fair Value due to Rate Movement
			Down 100bps	Up 100 bps

Investments	$ 75,880	$ 76,052	2.65%	(4.59)%
Loans	156,607	155,736	1.36	(1.40)
Interest-bearing deposits	175,640	168,242	1.14	(1.21)
Other borrowings	15,740	16,483	6.53	(6.05)

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

ITEM 4.            CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses

PART II.  OTHER INFORMATION

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

      None

ITEM 5.      OTHER INFORMATION

      None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      None

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Citizens Bancshares Corporation and subsidiaries (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        CITIZENS BANCSHARES CORPORATION

Date: November 13, 2002	By: /s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: November 13, 2002	By: /s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and
Chief Operating Officer

Date: November 13, 2002	By: /s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Young, Chief Executive Officer, certify that:

1.                  I have reviewed this quarterly report on Form 10‑Q of September 30, 2002;

2.                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                  The registrant's other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

            /s/ James E. Young
            Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Willard C. Lewis, Chief Operating Officer, certify that:

1.                  I have reviewed this quarterly report on Form 10‑Q of September 30, 2002;

2.                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

c)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                  The registrant's other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

            /s/ Willard C. Lewis
            Chief Operating Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Samuel J. Cox, Chief Financial Officer, certify that:

1.                  I have reviewed this quarterly report on Form 10‑Q of September 30, 2002;

2.                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.                  The registrant's other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

            /s/ Samuel J. Cox
            Chief Financial Officer