Form 10-K
period 2002-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2003-04-15
CIK 813640

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required] For fiscal year ended December 31, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] For the transition period from ___________ to ____________

            Commission file number  0-14535

Citizens Bancshares Corporation
(Name of Small Business Issuer in Its Charter)

Georgia	58‑1631302
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

75 Piedmont Avenue, N.E., Atlanta, Georgia	30302
(Address of Principal Executive Offices)	(Zip Code)

(404) 659‑5959
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

20,000,000 Shares of Common Stock, $1.00 par value
(Title of Class)

            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

            Check if disclosure of delinquent filers in response to Item 405 of Regulation S‑K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

            State the aggregate market value of the voting stock held by non‑affiliates of the registrant:  $13,525,669 as of March 31, 2003. Because there is not established public trading market for the registrant's Common Stock, the aggregate market value of the voting stock held by non-affiliates of the registrant is based upon the most recent trades of voting stock of which the registrant is aware.

Page 1 of ______ pages                                                                              Exhibit Index on Page ____

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II.

            Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 29, 2003, are incorporated by reference into Part III.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

The Company

General

            Citizens Bancshares Corporation and subsidiaries (the "Company")  was incorporated as a Georgia business corporation in 1972 and became a bank holding company by acquiring all of the common stock of Citizens Trust Bank (the "Bank").  The Company's election to become a financial holding company was approved by the Federal Reserve Bank of Atlanta on December 20, 2000.  The Company presently has one operating subsidiaries, the Bank.  The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services.  The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial service institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws.  For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets.  In the event that the Bank's growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

            On January 30, 1998, the Company merged with First Southern Bancshares, Inc., whose banking subsidiary, First Southern Bank simultaneously merged into the Bank. The Company also acquired Citizens Trust Bank Mortgage Services, Inc. ("Mortgage Services").  Mortgage Services as a result of the merger. Mortgage Services is a mortgage company licensed by the State of Georgia and has received lender approval from the Department of Housing and Urban Development, FHA, Fannie Mae and the Veterans Administration.  In December 2001, the Company realigned Mortgage Services to become a department of the Bank.

            On March 10, 2000, the Company acquired certain assets and acquired all of the deposits of Mutual Federal Savings Bank, a failing minority bank, from the Federal Deposit Insurance Corporation.

            On February 28, 2003, the Company acquired CFS Bancshares, Inc., a minority-owned savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank.  This acquisition has resulted in a significant expansion of the Company's market area.

            The Company may make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders.  Such acquisitions, if any, will be subject to certain regulatory approvals and requirements.

Minority Control

            A majority of the outstanding shares of the Company's Common Stock are held by minority individuals.  The Company thus views itself as having a social obligation to help members of the minority community.  Accordingly, a majority of the Bank's customers are from the minority communities of Atlanta and Columbus, Georgia.

The Bank

General

            The Bank, a state bank headquartered in Atlanta, Georgia, was organized in 1921 and is a member of the Federal Reserve System.

            The Bank's home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30302.  As of February 28, 2003, the Bank operates eleven branch offices located in Atlanta, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama.  The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Birmingham Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services.  The Bank has no subsidiaries.

            The Bank does not engage in any line of business in addition to normal commercial banking activities.  The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank's revenues derived from customers in foreign countries.

The Bank's Primary Service Area

            The Bank's primary service area consists of Fulton and DeKalb Counties, along with certain portions of Rockdale County; through its branch in Columbus, the Bank also serves Muscogee County, Georgia, and as of February 28, 2003, through its branches in Birmingham and Eutaw, it serves Jefferson and Birmingham Counties, Alabama.  The primary focus of the Bank is the small business and commercial/service firms in the area plus individuals and households who reside in or commute to the area.  The majority of the Bank's customers are drawn from the described areas.

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

Loan Portfolio

            The Bank engages in a full complement of lending activities, including consumer/installment loans, mortgage loans, home equity lines of credit, construction loans and commercial loans, with particular emphasis on small business loans.  The Bank believes that the origination of short-term fixed rate loans and loans with floating interest rates are the most desirable method of conducting its lending activities.

Consumer Loans

            The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. This category of loans also includes loans secured by second mortgages on the residences of borrowers.

Commercial Lending

            Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank's legal lending limits and which are existing deposit customers of the Bank. This category of loans includes loans made to individual and partnership or corporate borrowers, obtained for a variety of business purposes.

Investments

            As of December 31, 2002, investment securities comprised approximately 20% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 62% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

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

            The Bank's asset/liability mix is monitored by management on a daily basis with a report reflecting the interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis.  The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

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

Employees

            As of December 31, 2002, the Bank had 157 full-time employees (the Company has no employees who are not also employees of the Bank).  The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

            Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years.  Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or the Company.

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

  the bank holding company has registered securities under Section 12 of the Securities Act of 1933; or

  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

The Bank

                Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member bank, it is primarily subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta.  The Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions.  Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.   Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law.  The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

                Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state.  Currently, Georgia has not opted-in to this provision.  Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia.  This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition.  However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited.  Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in.  Consequently, until Georgia changes its election, the only way the Company will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

                Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.  At December 31, 2002, we qualified for the well-capitalized category.

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

                FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted annually and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

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

  The Soldiers' and Sailors' Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

  The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

            In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") became effective on October 1, 2002.  GFLA imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit.  While many of the GFLA requirements will apply regardless of the interest rate or charges on the loan, "high cost home loans," as defined by GFLA, are subject to the most requirements.  We have implemented procedures to comply with all GFLA requirements.

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

                The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2002 our ratio of total capital to risk-weighted assets was 13% and our ratio of Tier 1 Capital to risk-weighted assets was 12%.

                In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2002, our leverage ratio was 8%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

                The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's prior year net income.  Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

                Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions.  Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

                Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.  Under the new rules, a financial institution is required to:

  expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

  notify FinCEN if an account or transaction is identified;

  designate a contact person to receive information requests;

  limit use of information provided by FinCEN to:  (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

  maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

                Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering.  Such information-sharing is protected under a safe harbor if the financial institution:

  notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

  takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

  limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

  maintains adequate procedures to protect the security and confidentiality of the information.

                Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

            The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks.  Under the new rule, financial institutions:

  are prohibited from providing correspondent accounts to foreign shell banks;

  are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

  must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

  must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

                The new rule applies to correspondent accounts established after October 28, 2002.

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

SELECTED STATISTICAL INFORMATION

The following statistical information is provided by the Company for the years ended December 31, 2002, 2001 and 2000.  The data is presented using daily average balances.  The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Average Balance Sheets, Interest Rate, and Interest Differential

Condensed consolidated average balance sheets for the years indicated are presented below (amounts in thousands):

		2002			2001			2000
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Assets:

Interest-earning assets:
Loans, net (a)	$157,867	$ 12,748	8.08%	$158,289	$ 14,866	9.39%	$159,583	$ 15,505	9.72%

Investment securities:
Taxable (b)	55,529	2,984	5.37%	41,092	2,445	5.95%	44,567	2,824	6.34%
Nontaxable (c)	20,704	1,436	6.94%	13,223	930	7.03%	9,642	700	7.26%
Federal funds sold	493	8	1.62%	937	31	3.31%	498	31	6.22%
Interest bearing deposits	14,505	324	2.23%	16,377	606	3.70%	5,527	360	6.51%
Total interest-earning assets	249,098	$ 17,500	7.03%	$229,918	$ 18,878	8.21%	$219,817	$ 19,420	8.83%

Other non-interest earning assets	29,179			30,165			29,455

Total Assets	$278,277			$260,083			$249,272

Liabilities and stockholders' equity:

Interest bearing liabilities:

Deposits:
Interest bearing demand and savings	$89,702	$ 1,605	1.79%	$77,071	$ 2,171	2.82%	$72,496	$ 2,555	3.52%
Time	91,350	2,796	3.06%	92,232	4,606	4.99%	84,934	4,374	5.15%
Other borrowings	18,529	867	4.68%	11,340	691	6.09%	12,384	767	6.19%
Total interest bearing liabilities	$199,581	$ 5,268	2.64%	$180,643	$ 7,468	4.13%	$169,814	$ 7,696	4.53%

Other non-interest bearing liabilities	56,096			57,092			59,452
Stockholders' equity (d)	22,600			22,348			20,006

Total liabilities and stockholders' equity	$278,277			$260,083			$249,272

Excess of interest-earning assets over
Interest-bearing liabilities	$49,517			$49,275			$50,003

Ratio of interest-earning assets to
Interest-bearing liabilities	124.81%			127.28%			129.45%

Net interest income		$ 12,232			$ 11,410			$ 11,724

Net interest spread			4.39%			4.08%			4.30%

Net interest yield on interest earning assets			4.91%			4.96%			5.33%

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

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

            The following table sets forth, for the year ended December 31, 2002, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2002	2001	(decrease)	Volume	Rate
Interest earned on:

Loans, net (b)	$12,748	$14,866	$(2,118)	$(37)	$(2,081)
Taxable investment securities (c)	2,984	2,445	539	817	(278)
Tax-exempt investment securities (d)	1,436	930	506	523	(17)
Federal funds sold	8	31	(23)	(11)	(12)
Interest bearing deposits	324	606	(282)	(56)	(226)
Total interest income	17,500	18,878	(1,378)	1,236	(2,614)

Interest paid on:

Savings & interest-bearing demand deposits	1,605	2,171	(566)	291	(857)
Time deposits	2,796	4,606	(1,810)	(36)	(1,774)
Other borrowed funds	867	691	176	387	(211)
Total interest expense	5,268	7,468	(2,200)	642	(2,842)

Net interest income	$12,232	$11,410	$822	$594	$228

(a) The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b) Included in interest earned on loans are fees of approximately $700,000 in 2002 and $535,000 in 2001. Includes interest income recognized on nonaccrual loans during 2002 and 2001.

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

Investment Securities

            The carrying values of investment securities - held to maturity and investment securities - available for sale at the indicated dates are presented below:

	December 31,
	2002	2001	2000
Held to Maturity:	(amounts in thousands)

U. S. Treasury and U. S. Government agencies	$-	$-	$-
Mortgage-backed securities	-	-	2,199
State, county, and municipal securities	2,376	2,676	3,232

Totals	$2,376	$2,676	$5,431

	December 31,
	2002	2001	2000
Available for Sale:	(amounts in thousands)

U. S. Treasury and U. S. Government agencies	$4,037	$20,118	$49,563
Mortgage-backed securities	16,289	25,489	6,774
State, county, and municipal securities	32,335	14,485	668
Equity securities	1,311	1,487	2,101

Totals	$53,972	$61,579	$59,106

            The following table shows the contractual maturities of all investment securities at December 31, 2002 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and
U.S. Government agencies	$-	-	$2,010	3.65%	$2,027	5.59%	$-	-

Mortgage-backed securities (a)	-	-	542	4.83%	4,691	3.88%	27,102	4.69%

State, County, and
Municipal Securities	435	4.39%	1,045	4.44%	6,467	4.75%	10,718	4.58%

Other equity securities (b)	-		-		-		1,311	(b)
Totals	$435		$3,597		$13,185		$39,131

(a)  Mortgage-backed securities have been categorized at their average life according to their projected speed of repayment.  Principal repayments will occur at varying dates throughout the terms of the mortgages.

(b)  Other equity securities are primarily comprised of investments in preferred stock of the Fannie Mae Corporation and Federal Home Loan Mortgage  Corporation.  These investments have no specific maturity date or yield.

                The Company did not have any investments with a single issuer which exceeded 10% of the Company's stockholders' equity at December 31, 2002, except for U.S. Treasury and U.S. Government agencies as shown in the table above.

Loans

            The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

	December 31,
	2002	2001	2000	1999	1998

Commercial, financial, and agricultural	$ 53,940,235	$ 49,335,968	$ 48,462,227	$ 45,766,378	$ 37,506,002
Installment	5,651,586	8,154,154	9,606,215	11,935,202	10,763,727
Real estate - mortgage	96,998,722	78,290,855	68,275,993	48,197,864	48,244,210
Real estate - construction	14,058,286	10,817,161	11,640,371	6,840,121	5,297,879
Other	5,376,387	12,603,013	23,421,863	21,129,141	17,096,157
	176,025,216	159,201,151	161,406,669	133,868,706	118,907,975
Less: Net deferred loan fees	537,430	247,537	231,488	246,517	246,771
Allowance for loan losses	2,629,753	2,002,842	2,672,919	1,612,187	1,702,523
Discount on loans acquired from FDIC	781,153	1,039,657	1,150,374	-	-
	$ 172,076,880	$ 155,911,115	$ 157,351,888	$ 132,010,002	$ 116,958,681

                In December 2002, the Company securitized a pool of loans under a program sponsored by Fannie Mae.  The net book value of the loans securitized of approximately $4.7 million was reclassified to investment securities available for sale as a result of the securitization.  Delinquencies and credit losses within the pool at December 31, 2002 were not material.  At December 31, 2002 the carrying value was approximately $4.7 million.

            The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K.  A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta.

                The Company's loans to area churches were approximately $37.7 million and $43.8 million at December 31, 2002 and 2001, respectively, which are generally secured by real estate.  The Company also has approximately $26.3 million in loans to area convenience stores at December 31, 2002.  Convenience stores loans are considered immaterial at December 31, 2001.  The balance of churches and convenience stores loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

            The following table sets forth certain information at December 31, 2002, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans (amounts in thousands):

	Due after
	One year	Between one	After
	or less	and five years	five years	Total

Commercial, financial, and agricultural	$17,937	$22,104	$13,899	$53,940
Installment	1,716	3,690	246	5,652
Real estate - mortgage	19,539	39,212	38,248	96,999
Real estate - construction	1,650	6,887	5,521	14,058
Other	3,622	1,355	399	5,376
	$44,464	$73,248	$58,313	$176,025

Loans due after one year:
Having predetermined interest rates				$70,153
Having floating interest rates				61,408
Total				$131,561

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

                 At December 31, 2002 and 2001, the recorded investment in loans considered to be impaired was $8,871,981 and $3,316,778, respectively.  The related allowance for loan losses for these loans was $1,365,194 and $674,586 at December 31, 2002 and 2001, respectively.  The average investment in impaired loans during 2002 and 2001 was approximately $4,001,000 and $3,116,000, respectively.  Interest income recognized on impaired loans was approximately $1,059,000, $556,000, and $260,000 in 2002, 2001, and 2000, respectively.  Interest income recognized on a cash basis was approximately $246,000, $48,000, and $85,000 in 2002, 2001, and 2000, respectively.

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

             Nonperforming loans increased to $4,333,000 at December 31, 2002, from $2,203,000 at December 31, 2001.  Real estate acquired through foreclosure increased by $701,000 to $731,000 at December 31, 2002.  Nonperforming assets represent 2.49% of loans net of unearned income, discounts and real estate acquired through foreclosure at December 31, 2002, as compared to 1.40% at December 31, 2001.

                The table below presents a summary of the Company's nonperforming assets at December 31, as follows (amounts in thousands, except financial ratios):

	2002	2001	2000	1999	1998

Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$4,333	$1,761	$1,832	$1,114	$1,683
Past-due loans	-	442	11	140	470
Nonperforming loans	4,333	2,203	1,843	1,254	2,153

Real estate acquired through foreclosure	730	29	-	318	147
Total nonperforming assets	$5,063	$2,232	$1,843	$1,572	$2,300

Ratios:
Nonperforming loans to loans, net of
unearned income and discount	2.49%	1.40%	1.15%	0.94%	1.82%

Nonperforming assets to loans, net of unearned
income, discount and real estate acquired through
foreclosure	2.91%	1.41%	1.15%	1.17%	1.95%

Nonperforming assets to total assets	1.81%	0.76%	0.69%	0.73%	1.11%

Allowance for loan losses to
nonperforming loans	60.69%	90.92%	145.04%	128.56%	79.10%

Allowance for loan losses to
nonperforming assets	51.94%	89.74%	145.04%	102.56%	74.04%

Interest income on nonaccrual loans, which would have been reported is summarized as follows:

Interest income on nonaccrual loans, which would have been reported, is summarized as follows:

	December 31,
	2002	2001	2000	1999	1998

Interest at contracted rate	$ 354,000	$ 235,000	$ 147,000	$ 144,000	$ 177,000
Interest recorded as income	246,000	48,000	85,000	131,000	38,000

Reduction of interest income	$ 108,000	$ 187,000	$ 62,000	$ 13,000	$ 139,000

Allowance for Loan Losses

            The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to expense:

	December 31,
	2002	2001	2000	1999	1998
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income and discount	$ 174,707	$ 157,972	$ 160,026	$ 133,622	$ 118,062

Average loans, net of unearned income, discounts
and the allowance for loan losses	$ 157,867	$ 158,289	$ 159,583	$ 120,185	$ 118,484

Allowance for loans losses at the beginning of year	$ 2,003	$ 2,673	$ 1,612	$ 1,703	$ 1,752

Loans charged-off:
Commercial, financial, and agricultural	840	2,510	457	104	85
Real estate - loans	245	570	658	240	145
Installment loans to individuals	751	276	777	301	215
Total loans charged off	1,836	3,356	1,892	645	445

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	503	359	62	2	69
Real estate - loans	151	343	438	139	21
Installment loans to individuals	149	174	309	126	131
Total loans recovered	803	876	809	267	221

Net loans charged-off	1,033	2,480	1,083	378	224

Allocation of discount on purchased loans	-	-	1,400	-	-

Additions to allowance for loan losses charged to expense	1,660	1,810	744	287	175

Allowance for loan losses at end of year	$ 2,630	$ 2,003	$ 2,673	$ 1,612	$ 1,703

Ratio of net loans charged-off to average loans, net of unearned
income, discounts and the allowance for loan losses	0.65%	1.57%	0.68%	0.31%	0.19%

Allowance for loan losses to loans, net of unearned income	1.51%	1.27%	1.67%	1.21%	1.44%

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

                Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.  For the year ended 2002, provisions for loan losses totaled $1,660,000 compared to $1,810,000 in 2001.  The increase in the provision for loan losses, for both 2002 and 2001, was due to providing adequate coverage for losses based on the poor payment performance bought on by the downturn in the U. S. economy.  Approximately $2,140,000 of the $3,356,000 in loans charged-off in 2001 is attributed to a $2.2 million loan that was in default.

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

                The allowance for loan losses at year ended December 31, 2002 was approximately $2,630,000, representing 1.51% of total loans, net of unearned income compared to approximately $2,003,000 at December 31, 2001, which represented 1.27% of total loans, net of unearned income.

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

Allocation of Allowance for Loan Losses

            The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below.  This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such other factors that, in the judgment of management, deserve recognition in estimating loan losses.  Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and the Company's valuation of real estate acquired through foreclosure.  Such agencies may require the Company to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination.  Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur.  The amount of such components of the allowance for loan losses and the ratio of each loan category to total loans outstanding are presented below (amounts in thousands, except financial ratios):

	Commercial,
	financial, and	Installment and	Real
	agricultural	other	estate	Total

December 31, 2002 Allowance	$ 806	$ 165	$ 1,659	$ 2,630
Percent of loans in each category to total loans	30.6%	6.3%	63.1%	100.0%

December 31, 2001 Allowance	$ 966	$ 318	$ 719	$ 2,003
Percent of loans in each category to total loans	31.0%	13.0%	56.0%	100.0%

December 31, 2000 Allowance	$ 1,487	$ 120	$ 1,066	$ 2,673
Percent of loans in each category to total loans	30.0%	20.5%	49.5%	100.0%

December 31, 1999 Allowance	$ 333	$ 260	$ 1,019	$ 1,612
Percent of loans in each category to total loans	34.2%	24.7%	41.1%	100.0%

December 31, 1998 Allowance	$ 512	$ 352	$ 839	$ 1,703
Percent of loans in each category to total loans	30.0%	20.7%	49.3%	100.0%

Deposits

                The average amount of and average rate paid on deposits by category for the last three years are presented below:

	Years Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$ 53,537,843	- %	$ 54,475,615	- %	$ 56,257,053	- %
Savings and interest-bearing demand deposits	89,701,455	1.79%	77,071,261	2.82%	72,496,210	3.52%
Time deposits	91,350,483	3.06%	92,232,415	4.99%	84,933,979	5.15%

Total average deposits	$ 234,589,781	1.88%	$ 223,779,291	3.03%	$ 213,687,242	3.24%

            The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2002:

3 months or less	$ 7,990
Over 3 months through 6 months	22,775
Over 6 months through 12 months	9,784
Over 12 months	5,837

Total	$ 46,386

Short Term Borrowings

            There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of stockholders' equity for each of the years ended December 31, 2002, 2001, and 2000.

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

The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities over a one year horizon as of December 31, 2002.

	Cumulative amounts as of December 31, 2002
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$ 335	$ 100	$ 3,597	$ 52,316	$ 56,348
Loans	22,849	21,615	73,248	58,313	176,025
Federal funds sold	-	-	-	-	-
Certifcates of deposit	-	995	2,100	-	3,095
Interest-bearing deposits with banks	15,192	-	-	-	15,192
Total interest-sensitive assets	$ 38,376	$ 22,710	$ 78,945	$ 110,629	$ 250,660

Investment-sensitive liabilities:
Deposits	$ 162,672	$ 51,572	$ 14,251	$ 116	$ 228,611
Other borrowings	18,750	740	5,000	-	24,490
Total interest-sensitive liabilities	$ 181,422	$ 52,312	$ 19,251	$ 116	$ 253,101

Interest-sensitivity gap	$(143,046)	$ (29,602)	$ 59,694	$ 110,513	$ (2,441)

Cumulative interest-sensitivity gap to
total interest-sensitive assets	(57.07)%	(68.88)%	(45.06)%	(0.97)%	(0.97)%

ITEM 2.          DESCRIPTION OF PROPERTIES

            The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia.  The Bank also operates thirteen branch offices:  the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 2577 M.L. King, Jr. Drive, Atlanta, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located in Kroger at 6055 Old National Highway, College Park, Georgia, which is leased (the lease expires in August 2004); the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at Stonecrest Mall, 2929 Turner  Hill Road, Lithonia, Georgia, which is leased (the lease expires in February 2006); the office located at 6 Eleventh Street, Columbus, Georgia, which is leased (the lease expires in August 2003); the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the bank; the office located at Bessemer Road, Birmingham, Alabama, which is owned by the bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the bank.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED SHAREHOLDER MATTERS

            The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is limited trading.  The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2001.  The prices set forth below reflect only information that has come to management's attention and do not include retail mark‑ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid

March 31, 2001	$7.50	$6.00
June 30, 2001	$9.00	$6.00
September 30, 2001	$8.25	$6.68
December 31, 2001	$9.00	$5.44
March 31, 2002	$8.05	$6.20
June 30, 2002	$8.20	$6.90
September 30, 2002	$8.00	$6.51
December 31, 2002	$7.25	$6.30

             As of March 31, 2003, there were 1,452 holders of record of Common Stock.

            The Company paid an annual cash dividend of $0.16 per share in 2002, and $0.17 per share in 2001.  The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company.  See "Description of Business - Bank Regulation."

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

ITEM 6.   SELECTED FINANCIAL DATA

             The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 2002 under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 2002 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has adopted an asset/liability management program to monitor the Company's interest rate sensitivity risk and to ensure that the Company is competitive in the lending and deposit markets.  Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.  During the three year period ended December 31, 2002, the Company did not enter into any derivative financial instruments such as futures, forwards, swaps or options.  Additionally, refer to our interest sensitive management and liquidity disclosures included in the Company's Annual Report to Shareholders for the year ended December 31, 2002 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".  The following table presents the effect of a 100 basis points positive and negative interest rate fluctuation on the Company's interest-rate sensitive assets and liabilities at December 31, 2002 (in thousands):

	Carrying Value	Estimated Fair Value	Down 100bps	Up 100 bps
Interest-bearing deposits with banks	$ 15,192	$ 15,192	-%	-%
Certificates of deposit	3,095	3,095	0.85	(0.84)
Investment securities	56,348	56,484	2.07	(3.30)
Loans, net	172,077	168,790	1.40	(1.77)
Deposits	228,611	219,626	1.14	(1.21)
Notes payable	740	740	-	-
Advance from Federal Home Loan Bank	18,750	19,924	3.50	(3.26)
Trust preferred securities	5,000	5,129	-	-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The financial statements required by this item are included in the Company's Annual Report to Shareholders for the year ended December 31, 2002 and are hereby incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2003, under the headings "Election of Directors," "Executive Officers," "Beneficial Ownership of Common Stock" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

            The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2003 under the heading "Executive Compensation" and are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2003 under the heading "Beneficial Ownership of Common Stock" and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2003 under the heading  "Certain Transactions" and are incorporated herein by reference.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

            Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8‑K

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
13.1

The Company's 2002 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

23.1	Consent of Deloitte & Touche LLP.
24.1	Power of attorney. See the signature pages to this Report.
99.1	Section 302 Certification.

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

(5)   Incorporated by reference to exhibit of same number in the Company's Registration Statement on Form S‑3, File No. 333‑91003.

            (b)        Not applicable.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        CITIZENS BANCSHARES CORPORATION

By:	//James E. Young James E. Young President and Chief Executive Officer

Date:	April 14, 2003

POWER OF ATTORNEY

            KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints James E. Young and Willard C. Lewis and each of them, his true and lawful attorneys‑in‑fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in‑fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in‑fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

//Herman J. Russell Herman J. Russell	Chairman of the Board	April 14, 2003

//Thomas E. Boland Thomas E. Boland	Director	April 14, 2003

//Bernard H. Brown Bernard H. Bronner	Director	April 14, 2003

//Robert L. Brown Robert L. Brown	Director	April 14, 2003

//Johnnie L. Clark Johnnie L. Clark	Director	April 14, 2003

//William Cleveland William Cleveland	Director	April 14, 2003

//C. Davis Moody C. David Moody	Director	April 14, 2003

//Ray Robinson Ray Robinson	Director	April 14, 2003

//H. Jerome Russell H. Jerome Russell	Director	April 14, 2003

//R. K. Sehgal R.K. Sehgal	Director	April 14, 2003

//James E. Young James E. Young	Director and President*	April 14, 2003

//Samuel J. Cox Samuel J. Cox	Senior Vice President and Chief Financial Officer**	April 14, 2003

*   Principal executive officer
**  Principal Accounting and
     Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Young, Chief Executive Officer, certify that:

1.                   I have reviewed this annual report on Form 10‑K of Citizens Bancshares Corporation;

2.                   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.                   The registrant's other certifying officers and I have indicated in this annual report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	//James E. Young
James E. Young
Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Willard C. Lewis, Chief Operating Officer, certify that:

7.                   I have reviewed this annual report on Form 10‑K of Citizens Bancshares Corporation;

8.                   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9.                   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10.               The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

f)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.               The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

c)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

12.               The registrant's other certifying officers and I have indicated in this annual report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	//Willard C. Lewis
Willard C. Lewis
Chief Operating Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Samuel J. Cox, Chief Financial Officer, certify that:

1.                   I have reviewed this annual report on Form 10‑K of Citizens Bancshares Corporation;

2.                   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.                   The registrant's other certifying officers and I have indicated in this annual report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	//Samuel J. Cox
Samuel J. Cox
Chief Financial Officer