Form 10-Q
period 2003-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2003-05-21
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) TO THE EXCHANGE ACT

For the transition period from to

Commission File No:  0 - 14535

CITIZENS BANCSHARES CORPORATION

(Name of small business issuer in its charter)

Georgia	58 - 1631302
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (404) 659 - 5959

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.  Yes   ☒     No   ☐.

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: 1,989,069 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on May 15, 2003.

Part 1.     FINANCIAL INFORMATION

Item 1.    Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2003 AND DECEMBER 31, 2002
(In thousands, except share data)

	2003	2002
	(Unaudited)
ASSETS
Cash and due from banks	$16,427	$11,117
Federal funds sold	3,265	—
Interest-bearing deposits with banks	1,031	15,192
Certificates of deposit	3,095	3,095
Investment securities available for sale, at fair value	114,714	53,972
Investment securities held to maturity, at cost	7,267	2,376
Other investments	2,621	2,226
Loans receivable, net	200,934	172,077
Premises and equipment, net	9,864	6,732
Cash surrender value of life insurance	7,203	6,880
Other assets	5,456	5,823

Total assets	$371,877	$279,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$57,762	$62,394
Interest-bearing deposits	247,022	166,217

Total deposits	304,784	228,611

Accrued expenses and other liabilities	3,675	3,347
Notes payable	740	740
Trust preferred securities	5,000	5,000
Advances from Federal Home Loan Bank	34,050	18,750

Total liabilities	348,249	256,448

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock – $1 par value; 5,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock – $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	15,213	14,921
Treasury stock, 240,996 shares at cost at March 31, 2003 and December 31, 2002	(2,046)	(2,046)
Accumulated other comprehensive income	696	402

Total stockholders’ equity	23,628	23,042

Total liabilities and stockholders’ equity	$371,877	$279,490

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited – In thousands, except per share data)

	2003	2002

Interest income:
Loans, including fees	$3,465	$3,118
Investment securities:
Taxable	653	709
Tax-exempt	235	213
Federal funds sold	2	10
Interest-bearing deposits	40	131

Total interest income	4,395	4,181

Interest expense:
Deposits	918	1,336
Other borrowings	263	164
Total interest expense	1,181	1,500

Net interest income	3,214	2,681

Provision for loan losses	215	175

Net interest income after provision for loan losses	2,999	2,506

Noninterest income:
Service charges on deposit accounts	841	858
Gain on sales of securities	—	30
Loan origination fees	—	111
Other operating income	308	353

Total noninterest income	1,149	1,352

Noninterest expense:
Salaries and employee benefits	1,756	1,717
Net occupancy and equipment	562	556
Other operating expenses	1,068	1,239

Total noninterest expense	3,386	3,512

Income before income taxes	762	346

Income tax expense	158	25

Net income	$604	$321

Net income per share - basic and diluted	$0.29	$0.15

Weighted average outstanding shares - basic and diluted	2,079	2,126

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited – In thousands)

	2003	2002

OPERATING ACTIVITIES:
Net income	$604	$321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	215	175
Depreciation	257	228
Amortization (accretion), net	36	45
Gain on sale of assets and securities	—	(30)
Change in mortgage loans held for sale	—	422
Change in other assets	1,402	(536)
Change in accrued expenses and other liabilities	1,434	(921)

Net cash provided by (used in) operating activities	3,948	(296)

INVESTING ACTIVITIES:
Proceeds from sale and maturities of investment securities held to maturity	335	300
Proceeds from sale and maturities of investment securities available for sale	5,029	5,247
Purchases of investment securities held to maturity	(3,651)	—
Purchases of investment securities available for sale	(8,462)	(14,275)
Net increase in other investments	(395)	—
Net change in loans	3,618	1,893
Increase in cash surrender value of life insurance	(323)	66
Net cash paid in acquisition	(1,043)	—
Purchases of premises and equipment	(113)	(524)
Net change in interest bearing deposits with banks	14,314	8,707
Net change in federal funds sold	580	1,005

Net cash provided by investing activities	9,889	2,419

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	(4,632)	2,821
Net change in interest-bearing deposits	(18,883)	(3,642)
Purchase of treasury stock	—	(24)
Principal payment on debt	—	(330)
Increase in advances from Federal Home Loan Bank	15,300	—
Dividends paid	(312)	(341)

Net cash used in financing activities	(8,527)	(1,516)

Net change in cash and due from banks	5,310	607

Cash and due from banks at beginning of period	11,117	12,877

Cash and due from banks at end of period	$16,427	$13,484

Supplemental disclosures of cash paid during the period for:
Interest	$1,066	$1,655

Income taxes	$181	$145

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$294	$(285)

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2003

(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and as of February 28, 2003, in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank operates under a state charter and serves its customers through eight full-service branches in metropolitan Atlanta, Georgia, one full-service branch in Columbus, Georgia, two full-service branches in Birmingham, Alabama and one full-service branch in Eutaw, Alabama.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2003 fiscal year.

The consolidated financial statements of the Company as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the following as the most critical accounting policies upon which its financial status depends.  The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The Company’s most critical accounting policies relate to:

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2003 or 2002.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company has followed those policies in preparing this report.

ACQUISITION

On February 28, 2003, the Company acquired CFS Bancshares, Inc., a savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank.   The Company has paid approximately $8,400,000 in cash for all outstanding shares of CFS Bancshares, Inc. tendered through March 31, 2003.  This acquisition has resulted in a significant expansion of the Company’s market area and allows it to begin serving customers in the Birmingham metropolitan area.  The acquisition of CFS Bancshares, Inc. was accounted for as a purchase.  The fair value of the assets and liabilities acquired were determined by management and independent valuation specialists, and were recorded as of the date of purchase.  Goodwill was not recorded as the net fair value of the assets and liabilities acquired exceeded the purchase price.  The Company recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $373,000 and is amortizing the amount over 7 years.

COMMON STOCK

Basic net income per share (EPS) is computed based on net income divided by the weighted average number of common shares outstanding.  Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares. The Company’s potential common shares are due to outstanding stock options, which were not dilutive during the three months ended March 31, 2003 and 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, Acquisitions of Certain Financial Institutions. This statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The provisions of SFAS No. 147 are effective for acquisitions occurring on or after October 1, 2002.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands the disclosures a guarantor is required to provide in its annual and interim financial statements regarding its obligations for certain guarantees.  Disclosures are required to be included in financial statements issued after December 15, 2002.  FIN 45 also requires the guarantor to recognize a liability for the fair value of the obligation it has assumed for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.  FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”).  The Interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity.  Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated.  An enterprise that holds a majority of the variable interests is considered the primary beneficiary which would consolidate the VIE.  The primary beneficiary of a VIE is also required to include various disclosures in the interim and annual financial statements.  Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures.  The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. An entity with variable interests in a VIE created before February 1, 2003 is required to apply the provisions of this Interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003.  The Company has not identified any VIEs and, accordingly does not expect the application of this Interpretation to have a material effect on its financial statements.

RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

SUBSEQUENT EVENT

On April 1, 2003, the Company announced a curtailment of its postretirement medical and life plans.  The Company expects this curtailment to reduce the associated plan liabilities by approximately $255,000 during the quarter ending June 2003.

Item 2.                                                             MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank is a member of the Federal Reserve System and operates under a state charter.  The Company serves its customers through 12 full-service branches in Georgia and Alabama.

Forward Looking Statements

In addition to historical information, this report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, the words “believe,” “anticipates,” “plan,” expects,” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are based on current management expectations and, by their nature, are subject to risk and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual conditions, events or results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons, including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory practices or requirements. The Company undertakes no obligation to, nor does it intend to, update forward-looking statements to reflect circumstances or events that occur after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion is of the Company’s financial condition as of March 31, 2003 and the changes in the financial condition and results of operations for the three month periods ended March 31, 2003 and 2002.

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets for the three month period ended March 31, 2003 increased by $92,387,000 to $371,877,000 - an increase of 33% compared to $279,490,000 at December 31, 2002.  This increase from December 31, 2002 to March 31, 2003 is primarily due to the acquisition of CFS Bancshares, Inc., a bank holding company in Birmingham, Alabama, for approximately $9,055,000 in cash.  The acquisition of CFS Bancshares, Inc., allows the Company to extend its geographical base and provides new avenues for the Bank to sell its products and services.

Accordingly, amounts acquired as a result of the purchase of CFS Bancshares, Inc. accounted for $4,826,000 and $3,265,000 of the total increases in the Company’s cash and due from banks and federal funds sold balances, respectively, from December 31, 2002 to March 31, 2003.  Investment securities available for sale and loans receivable increased $60,742,000 and $28,857,000, respectively, during the three month period ended March 31, 2003.  The acquisition of CFS Bancshares, Inc. accounted for $46,347,000 of the increase in investments available for sale and $31,592,000 of the increase in net loans.  In addition, fixed assets increased $3,132,000 primarily due to the addition of $3,264,000 in fixed assets related to the acquisition of CFS Bancshares, Inc.  The decrease in other assets of $367,000 includes the recognition of a finite lived intangible asset related to the value of deposit accounts acquired of $373,000.

Customers deposits increased $76,173,000 to $304,784,000 at March 31, 2003 from December 31, 2002.  Total liabilities increased $91,801,000 to $348,249,000 at March 31, 2003 from December 31, 2002 primarily due to acquiring CFS Bancshares, Inc.  Similarly, Federal Home Loan Bank advances increased $15,300,000 as a result of paydowns by the Company and $18,950,000 in advances acquired from CFS Bancshares, Inc.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as certain equity securities.  Other investments includes Federal Home Loan Bank stock and Federal Reserve Bank stock.  At March 31, 2003 and December 31, 2002, the Company’s investment securities portfolio represented approximately 33% and 20% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$7,850	$12	$8	$7,854
State, county, and municipal securities	15,793	826	—	16,619
Mortgage-backed securities	78,853	976	189	79,640
Mutual funds	9,279	—	—	9,279
Equity securities	1,400	—	78	1,322
Totals	$113,175	$1,814	$275	$114,714

At December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$4,021	$16	$—	$4,037
State, county, and municipal securities	15,798	492	—	16,290
Mortgage-backed securities	32,145	204	15	32,334
Equity securities	1,400	—	89	1,311
Totals	$53,364	$712	$104	$53,972

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$1,000	$3	$—	$1,003
Mortgage-backed securities	612	—	—	612
State, county, and municipal securities	5,655	182	3	5,834

Totals	$7,267	$185	$3	$7,449

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$2,376	$135	$—	$2,511

Totals	$2,376	$135	$—	$2,511

LOANS

Loans outstanding by classification are summarized as follows (in thousands):

		March 31, 2003	December 31, 2002

	Commercial, financial, and agricultural	$55,264	$53,940
	Installment	6,306	5,652
	Real estate - mortgage	125,259	96,999
	Real estate - construction	14,777	14,058
	Other	4,513	5,376
		206,119	176,025
Less:	Net deferred loan fees	991	537
	Allowance for loan losses	3,461	2,630
	Discount on loans acquired	733	781

	Total Loans	$200,934	$172,077

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

Nonperforming assets increased $1,375,000 to $6,438,000 at March 31, 2003 from $5,063,000 at December 31, 2002.  This increase includes $1,227,000 of the guaranteed portion of Small Business Administration loans, which is considered fully recoverable once the Company completes the loan liquidation process.  Nonperforming assets represented 3.17% of loans, net of unearned income, discounts and real estate acquired through foreclosure at March 31, 2003 as compared to 2.91% at December 31, 2002.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2003 and December 31, 2002.

	2003	2002
	(Amounts in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$5,126	$4,333
Past-due loans	—	—
Nonperforming loans	5,126	4,333

Real estate acquired through foreclosure	1,312	730
Total nonperforming assets	$6,438	$5,063

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	2.51%	2.49%

Nonperforming assets to loans, net of unearned income, discounts and real estate acquired through foreclosure	3.17%	2.91%

Nonperforming assets to total assets	1.73%	1.81%

Allowance for loan losses to nonperforming loans	67.52%	60.69%

Allowance for loan losses to nonperforming assets	53.76%	51.94%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the three months ended March 31, 2003, provisions for loan losses totaled $215,000 compared to $175,000 for the same period in 2002.

The allowance for loan losses as of March 31, 2003 was approximately $3,461,000, representing 1.69% of total loans, net of unearned income compared to approximately $2,630,000 at December 31, 2001, which represented 1.51% of total loans, net of unearned income.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month period ended March 31, 2003 and year ended December 31, 2002, respectively.

	2003	2002
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income and discounts	$204,395	$174,707

Average loans, net of unearned income, discounts and the allowance for loan losses	$202,913	$157,867

Allowance for loans losses at the beginning of period	$2,630	$2,003

Loans charged off:
Commercial, financial, and agricultural	—	840
Real estate - loans	122	245
Installment loans to individuals	56	751
Total loans charged off	178	1,836

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	22	503
Real estate - loans	71	151
Installment loans to individuals	19	149
Total loans recovered	112	803

Net loans charged off	66	1,033

Allowance transferred from acquired institution	682	—

Additions to allowance for loan losses charged to operating expense	215	1,660

Allowance for loan losses at period end	$3,461	$2,630

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.03%	0.65%

Allowance for loan losses to loans, net of unearned income and discounts	1.69%	1.51%

DEPOSITS

Deposits remain the Company’s primary source of funding loan growth.  Total deposits for the three month period ended March 31, 2003 increased by $76,173,000 to 304,784,000 from December 31, 2002.  The following is a summary of interest-bearing deposits (in thousands):

	March 31, 2003	December 31, 2002

NOW and money market accounts	$50,331	$37,485
Savings accounts	63,312	44,061
Time deposits of $100,000 or more	71,652	46,387
Other time deposits	61,727	38,284

	$247,022	$166,217

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Company’s bank subsidiary had outstanding advances from the FHLB of $34,050,000 at March 31, 2003 and $18,750,000 at December 31, 2002.  The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	2003		2002

June 2003	-	Fixed	3.20%	$2,000,000	—%	$—
June 2003	-	Fixed	1.59%	2,000,000	—%	—
April 2010	Quarterly	Fixed	5.82%	10,000,000	5.82%	10,000,000
July 2003	Daily	Variable	1.42%	20,050,000	1.30%	8,750,000

Total Principal Outstanding				$34,050,000		$18,750,000
Weighted Average Rate			2.71%		3.76%

During the second quarter of 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities (“Preferred Securities”) through one issuance by a wholly-owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”).  The Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures, Libor plus 3.45%.  The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company.  The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.  The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole or in part on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At March 31, 2003, the interest rate on the Preferred Securities was 4.85%.

The Company has an unsecured note payable of approximately $740,000 at March 31, 2003 and December 31, 2002, respectively.  The note bears interest at the lender’s prime rate minus 50 basis points and matures annually on May 1.  During 2002, the note payable was refinanced as part of a new unsecured note.

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income is the principal component of a financial institution’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.

Net interest income increased $533,000 for the three month period ended March 31, 2003.  The increase in net interest income resulted from the increase in the amount of earning assets which generated additional interest income of $214,000 compared to the same period last year.  In addition, interest expense on deposits decreased $419,000 as the Company was able to lower its funding cost.  This decrease in interest on deposits was partially offset by a $100,000 increase in interest paid on other borrowings due to an increase in the amount of borrowings outstanding.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services activities, including fee-based services, loan origination fees, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.  For the three month period ended March 31, 2003, noninterest income decreased $203,000 to $1,149,000 compared to the same period ended March 31, 2002.

Fee income from service charges on deposit accounts decreased slightly by $16,000 for the first quarter of 2003 compared with the same period in 2002.  A large component of the Company’s service charges on deposit accounts is related to insufficient funds, returned check charges, and other customer service fees.  These fees fluctuate from month to month.

There were no sales of investments or assets in the first quarter of 2003.  Gain on sales of assets and investment securities totaled $30,000 for the three month period ended March 31, 2002.

Commissions and fees from mortgage loan activities decreased $111,000 or 100% for the three month period ended March 31, 2003.  In December 2001, the Company realigned the operations its mortgage subsidiary’s operations to become a department of the Bank.  In March 2002, the mortgage subsidiary’s operations ceased and all mortgage loan activity was reflected within the Bank operations.

Other operating income decreased slightly by $46,000 compared to the first quarter of 2002.  This decrease is attributed to various immaterial components of other operating income including investment services and other recoveries.

Noninterest expense:

Noninterest expense totaled $3,386,000 for the three month period ended March 31, 2003, a decrease of $126,000 compared to the same period last year.  This decrease is primarily due to management’s efforts to reduce overhead expenses by consolidating and closing several under performing branches, and by closing the mortgage subsidiary and realigning its operations as a department of the Bank.

Salaries and employee benefits expense increased slightly by $39,000 for the three month period ended March 31, 2003 compared to the same period in 2002.   In addition, net occupancy and equipment expense increased slightly by $6,000 for the first quarter of 2003 compared to 2002.  These increases are the result of acquiring CFS Bancshares, Inc., which had $100,000 in salary expense and $25,000 in net occupancy and equipment expense for the period ended 2003.

Other operating expenses decreased $171,000 to $1,068,000 for the first quarter of 2003, compared to $1,239,000 for the same period in 2002.  This decrease is primarily due to the closure of the Company’s mortgage subsidiary at the end of March 2002.

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity management involves managing the potential impact of interest rate movements on net interest income within acceptable levels of risk.  The Company seeks to accomplish this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in equivalent amounts and time intervals.  Imbalances in these repricing opportunities at any point in time constitutes a financial institution’s interest rate risk.  The Company’s ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risk.

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.  For conservative purposes, the Company has included demand deposits such as NOW, money market and savings accounts in the three month category.  However, the actual repricing of these accounts may lag beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2003.

	Cumulative amounts as of March 31, 2003 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$9,279	$255	$7,070	$105,377	$121,981
Certificates of deposit	—	95	3,000	—	3,095
Loans	54,785	14,303	63,824	73,207	206,119
Federal fund s sold	3,265	—	—	—	3,265
Interest-bearing deposits with other banks	1,031	—	—	—	1,031
Total interest-sensitive assets	$68,360	$14,653	$73,894	$178,584	$335,491

Investment-sensitive liabilities:
Deposits(a)	$169,455	$56,327	$21,219	$21	$247,022
Trust preferred securities	—	—	5,000	—	5,000
Other borrowings	34,050	740	—	—	34,790
Total interest-sensitive liabilities	$203,505	$57,067	$26,219	$21	$286,812

Interest-sensitivity gap	$(135,145)	$(42,414)	$47,675	$178,563	$48,679

Cumulative interest-sensitivity gap to total interest-sensitive assets	(40.28)%	(52.93)%	(38.71)%	14.51%	14.51%

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities we serve.  Additionally, the parent holding company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses.

The primary source of liquidity for the parent holding company is dividends from the Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies.  The Georgia Department of Banking and Finance regulates dividend payments and must approve dividend payments that exceed 50% of the Bank’s net income for the prior year. The total dividends that could be paid by the Bank to the Company in 2003 without prior regulatory approval is approximately $928,000.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.  In March 2002, the Bank paid cash dividends totaling $928,000 to the Company.

Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company’s customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders.  Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are additional sources of liquidity and, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

CAPITAL RESOURCES

Shareholders’ equity increased $586,000 for the three months ended March 31, 2003, due to the net change in retained earnings and a decrease in accumulated other comprehensive gain.  On March 15, 2003, the Company paid a cash dividend of approximately $312,000 to stockholders of record as of March 1, 2003.  The annual dividend rate in 2002 was $0.15 per common share.  For the three month period ended March 31, 2003, accumulated other comprehensive gain increased  $294,000 to $696,000 from $402,000 at December 31, 2002.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of March 31, 2003, the Company’s bank subsidiary’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 13%, 11% and 8% respectively.  As of March 31, 2003, the Company meets all capital adequacy requirements to which it is subject.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses

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

None

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Citizens Bancshares Corporation and subsidiaries (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: May 19, 2003	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 19, 2003	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and
Chief Operating Officer

Date: May 19, 2003	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Young, Chief Executive Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003	/s/ James E. Young
Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Willard C. Lewis, Chief Operating Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003	/s/ Willard C. Lewis
Chief Operating Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Samuel J. Cox, Chief Financial Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003	/s/ Samuel J. Cox
Chief Financial Officer