Form 10-Q
period 2003-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2003-08-19
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) TO THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: 2,070,547 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on July 31, 2003.

PART 1.                         FINANCIAL INFORMATION

ITEM 1.                             Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(In thousands, except share data)

	2003	2002
	(Unaudited)
ASSETS
Cash and due from banks	$17,404	$11,117
Federal funds sold	725	—
Interest-bearing deposits with banks	980	15,192
Certificates of deposit	3,248	3,095
Investment securities available for sale, at fair value	105,995	53,972
Investment securities held to maturity, at cost	7,232	2,376
Other investments	2,587	2,226
Loans receivable, net	201,225	172,077
Premises and equipment, net	9,594	6,732
Cash surrender value of life insurance	7,348	6,880
Other assets	8,052	5,823

Total assets	$364,390	$279,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$61,408	$62,394
Interest-bearing deposits	227,515	166,217

Total deposits	288,923	228,611

Accrued expenses and other liabilities	4,099	3,347
Notes payable	543	740
Trust preferred securities	5,000	5,000
Advances from Federal Home Loan Bank	41,018	18,750

Total liabilities	339,583	256,448

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 5,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	15,932	14,921
Treasury stock, at cost (240,996 shares at 2003 and 2002)	(2,046)	(2,046)
Accumulated other comprehensive income	1,156	402

Total stockholders’ equity	24,807	23,042

	$364,390	$279,490

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Interest income:
Loans, including fees	$3,958	$3,094	$7,423	$6,212
Investment securities:
Taxable	775	837	1,428	1,546
Tax-exempt	246	241	481	454
Federal funds sold	7	2	10	12
Interest-bearing deposits	37	107	77	238

Total interest income	5,023	4,281	9,419	8,462

Interest expense:
Deposits	1,011	1,157	1,929	2,493
Other borrowings	335	160	598	324
Total interest expense	1,346	1,317	2,527	2,817

Net interest income	3,677	2,964	6,892	5,645

Provision for loan losses	65	225	280	400

Net interest income after provision for loan losses	3,612	2,739	6,612	5,245

Noninterest income:
Service charges on deposits	895	887	1,736	1,745
Gain on sales of securities	218	212	218	242
Mortgage origination fees	—	—	—	120
Other operating income	279	363	586	707

Total noninterest income	1,392	1,462	2,540	2,814

Noninterest expense:
Salaries and employee benefits	1,875	1,794	3,631	3,511
Net occupancy and equipment	740	551	1,302	1,107
Other operating expenses	1,451	1,388	2,519	2,627

Total noninterest expense	4,066	3,733	7,452	7,245

Income before income taxes	938	468	1,700	814

Income tax expense	219	39	377	64

Net income	$719	$429	$1,323	$750

Net income per share - basic and diluted	$0.35	$0.20	$0.64	$0.35

Weighted average outstanding shares - basic and diluted	2,079	2,109	2,079	2,118

Dividends per common share	$—	$—	$0.15	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In thousands)

	2003	2002
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,323	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	280	400
Depreciation	257	478
Amortization (accretion), net	22	(4)
Gain on sale of assets and investments	—	(242)
Change in mortgage loans held for sale	—	422
Change in other assets	273	99
Change in accrued expenses and other liabilities	(464)	(850)
Net cash provided by operating activities	1,691	1,053

INVESTING ACTIVITIES:
Proceeds from sale and maturities of investment securities held to maturity	397	300
Proceeds from sale and maturities of investment securities available for sale	21,482	17,022
Purchases of investment securities held to maturity	(3,688)	—
Purchases of investment securities available for sale	(15,132)	(35,360)
Net change in other investments	(361)	—
Net change in loans	3,473	3,587
Increase in cash surrender value of life insurance	(468)	(37)
Net cash paid in acquisition	(1,085)	—
Purchases (sales), net of premises and equipment	104	(763)
Net change in interest bearing deposits with banks	14,212	34,514
Net change in federal funds sold	3,120	1,560

Net cash provided by investing activities	22,054	20,823

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	(986)	1,697
Net change in interest-bearing deposits	(19,283)	(30,136)
Purchase of treasury stock	—	(225)
Proceeds from issuance of trust preferred securities	—	5,000
Principal payments on debt	(197)	(530)
Increase in advances from Federal Home Loan Bank	3,320	—
Dividends paid	(312)	(341)

Net cash used in financing activities	(17,458)	(24,535)

Net change in cash and due from banks	6,287	(2,659)

Cash and due from banks at beginning of period	11,117	12,877

Cash and due from banks at end of period	$17,404	$10,218

Supplemental disclosures of cash paid during the period for:
Interest	$1,066	$3,191

Income taxes	$181	$290

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$753	$700

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2003 and 2002

(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and as of February 28, 2003, in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank operates under a state charter and serves its customers through eight full-service branches in metropolitan Atlanta, Georgia, one full-service branch in Columbus, Georgia, two full-service branches in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama.

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

The consolidated financial statements of the Company as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month and six month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ACQUISITION

On February 28, 2003, the Company acquired CFS Bancshares, Inc., a savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank.   The Company has paid approximately $8,444,000 in cash for all outstanding shares of CFS Bancshares, Inc. tendered through June 30, 2003.  This acquisition has resulted in a significant expansion of the Company’s market area and allows it to begin serving customers in the Birmingham metropolitan area.  The acquisition of CFS Bancshares, Inc. was accounted for as a purchase.  The fair value of the assets and liabilities acquired were determined by management and independent valuation specialists, and were recorded as of the date of purchase.  Goodwill was not recorded as the net fair value of the assets and liabilities acquired exceeded the purchase price.  The Company recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $373,000 and is amortizing the amount over 7 years.

The following table presents the Company’s results of operations on a pro forma basis for the six months ended June 30, 2003:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$11,959	$967	$12,926	—	$12,926
Net Income	$1,323	$(3,592)	$(2,269)	$3,728	$1,459
EPS					$0.70

INTANGIBLE ASSETS

The following table presents information about our intangible assets at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible asset:
Core deposit intangible	$2,836,665	$1,182,047	$2,463,665	$997,198

The following table presents information about aggregate amortization expense:

	For the 3 months ended June 30, 2003	For the 6 months ended June 30, 2003	For the 3 months ended June 30, 2002	For the 6 months ended June 30, 2002

Aggregate amortization expense of amortized intangible assets	$96,861	$184,849	$87,988	$175,976

Estimated amortization expense of amortized intangible assets:

For year ended 12/31/03	$387,445
For year ended 12/31/04	$405,192
For year ended 12/31/05	$405,192
For year ended 12/31/06	$405,192
For year ended 12/31/07	$111,900
For year ended 12/31/08	$53,240
For year ended 12/31/09	$53,240
For year ended 12/31/10	$18,466

COMMON STOCK

Basic net income per share (EPS) is computed based on net income divided by the weighted average number of common shares outstanding.  Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares. The Company’s potential common shares are due to outstanding stock options, which were not dilutive during the six months ended June 30, 2003 and 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 149 had no impact on the Company Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise, this statement is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 had no impact on the Company Consolidated Financial Statements.

RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

OTHER MATTERS

On April 1, 2003, the Company announced a curtailment of its postretirement medical and life plans.  The curtailment reduced the Company’s associated plan liabilities by approximately $255,000 during the quarter ending June 2003.

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

The following discussion is of the Company’s financial condition as of June 30, 2003 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2003 and 2002.

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at June 30, 2003 were $364,390,000, an increase of $84,900,000 or 30% compared to $279,490,000 at December 31, 2002. This increase is primarily due to the acquisition of CFS Bancshares, Inc. (the “Alabama Division”), a bank holding company in Birmingham, Alabama, for approximately $8,444,000 in cash on February 28, 2003.  The acquisition of CFS Bancshares, Inc. allows the Company to extend its geographical base and provides new avenues for the Bank to sell its products and services. Accordingly, many significant changes in the financial condition of the Company are attributed to this acquisition.

At June 30, 2003, the Company maintained balances of cash and due from banks and federal funds sold of $17,404,000 and $725,000, respectively.  The increase in the Company’s cash and due from banks and federal funds sold balances by $6,287,000 and $725,000, respectively, were partially offset by a $14,212,000 decrease in interest bearing deposits with banks.   Similarly, the increases in investments of $52,023,000 for available for sale and $4,856,000 for held to maturity were partially offset by the $14,212,000 decrease in interest bearing deposits with banks.  At June 30, 2003, approximately $44,650,000 and $410,000 of investments classified as available for sale and held for maturity, respectively, are attributed to the Alabama Division.

Loans, net increased $29,148,000, during the six month period ended June 30, 2003.  The acquisition of the Alabama Division accounted for the majority of this increase. The Alabama Division had loans, net of approximately $30,090,000 at June 30, 2003.  Additionally, fixed assets increased $2,862,000 primarily due to the addition of $3,223,000 in fixed assets related to the Alabama division.

Other assets increased $2,229,000 to $8,052,000 at June 30, 2003.  This increase is attributed to several components including an increase in accrued interest receivables of $786,000, an increase in other real estate owned of $595,000 and an increase in federal income tax benefit of $1,243,000 obtained in the acquisition of the Alabama Division.  The increases in other assets were partially offset by deferred income taxes of $996,000.

Total liabilities increased $83,135,000 to $339,583,000 at June 30, 2003 from December 31, 2002. Total deposits, a component of total liabilities, increased $60,312,000 to $288,923,000.  Approximately $77,955,000 of the increase is attributed to the Alabama Division at June 30, 2003, offset by withdrawal of matured certificate of deposits by local governmental customers of approximately $12,800,000.  Corporate and Governmental customers of the Bank make significant monthly deposits and withdrawals based on their budgetary needs.  Another component of total liabilities, advances from Federal Home Loan Bank increased $22,268,000 as a result of additional advances by the Company and $18,950,000 in advances acquired from the Alabama Division at February 28, 2003.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as certain equity securities.  At June 30, 2003 and December 31, 2002, the Company’s investment securities portfolio represented approximately 31% and 20% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$9,189	$175	$—	$9,364
State, county, and municipal securities	16,279	1,183	—	17,462
Mortgage-backed securities	77,374	707	92	77,989
Mutual funds				—
Equity securities	1,400	—	220	1,180
Totals	$104,242	$2,065	$312	$105,995

At December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$4,021	$16	$—	$4,037
State, county, and municipal securities	15,798	492	—	16,290
Mortgage-backed securities	32,145	204	15	32,334
Equity securities	1,400	—	89	1,311
Totals	$53,364	$712	$104	$53,972

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$1,000	$3	$—	$1,003
Mortgage-backed securities	579	10	—	589
State, county, and municipal securities	5,653	302	—	5,955

Totals	$7,232	$315	$—	$7,547

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$2,376	$135	$—	$2,511

Totals	$2,376	$135	$—	$2,511

LOANS

Loans outstanding by classification are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002

Commercial, financial, and agricultural	$53,091	$53,940
Installment	7,541	5,652
Real estate - mortgage	93,743	96,999
Real estate - construction	14,859	14,058
Other	37,078	5,376
	206,312	176,025
Less: Net deferred loan fees	989	537
Allowance for loan losses	3,419	2,630
Discount on loans acquired from FDIC	679	781

Total Loans	$201,225	$172,077

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

Nonperforming assets increased by $1,747,000 to $6,810,000 at June 30, 2003 from $5,063,000 at December 31, 2002.  Nonperforming assets represented 3.35% of loans, net of unearned income, discounts and real estate acquired through foreclosure at June 30, 2003 as compared to 2.91% at December 31, 2002.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2003 and December 31, 2002.

	2003	2002
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$5,486	$4,333
Past-due loans	—	—
Nonperforming loans	5,486	4,333

Real estate acquired through foreclosure	1,324	730
Total nonperforming assets	$6,810	$5,063

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	2.68%	2.49%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	3.35%	2.91%

Nonperforming assets to total assets	1.87%	1.81%

Allowance for loan losses to nonperforming loans	62.32%	60.69%

Allowance for loan losses to nonperforming assets	50.21%	51.94%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the six months ended June 30, 2003, provisions for loan losses totaled $280,000 compared to $400,000 for the same period in 2002.

The allowance for loan losses at June 30, 2003 was approximately $3,419,000, representing 1.67% of total loans, net of unearned income compared to approximately $2,630,000 at December 31, 2002, which represented 1.51% of total loans, net of unearned income.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of church loans and convenience stores.  The Company’s church loans were approximately $42.2 million at June 30, 2003 and $37.7 million at December 31, 2002.  The Company’s loans to area convenience stores were approximately $26.0 million at June 30, 2003 and $26.3 million at December 31, 2002.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month period ended June 30, 2003 and year ended December 31, 2002, respectively.

	2003	2002
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income and discounts	$204,644	$174,707

Average loans, net of unearned income, discounts and the allowance for loan losses	$191,373	$157,867

Allowance for loans losses at the beginning of period	$2,630	$2,003

Loans charged off:
Commercial, financial, and agricultural	15	840
Real estate - loans	279	245
Installment loans to individuals	171	751
Total loans charged off	465	1,836

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	43	503
Real estate - loans	197	151
Installment loans to individuals	126	149
Total loans recovered	366	803

Net loans charged off	99	1,033

Allowance for loan losses transferred from acquired institution	608	—

Additions to allowance for loan losses charged to operating expense	280	1,660

Allowance for loan losses at period end	$3,419	$2,630

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.05%	0.65%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.67%	1.51%

DEPOSITS

Deposits remain the Company’s primary source of funding loan growth.  Total deposits for the six month period ended June 30, 2003 increased by 26.4% or $60,312,000 to $288,923,000.  Noninterest-bearing deposits decreased by $986,000 or 1.6%, while interest-bearing deposits increased by $61,298,000 or 36.9%.  The increase in total deposits is primarily attributed the Company’s Alabama Division acquired on February 28, 2003 and Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	June 30 2003	December 31, 2002

NOW and money market accounts	$39,444	$37,485
Savings accounts	70,580	44,061
Time deposits of $100,000 or more	57,809	46,387
Other time deposits	59,682	38,284

	$227,515	$166,217

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Company’s bank subsidiary had outstanding advances from the FHLB of $41,018,000 at June 30, 2003 and $18,750,000 at December 31, 2002.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	June 30, 2003		December 31, 2002

April 2010	Quarterly	Fixed	5.82%	$10,000,000	5.82%	$10,000,000
July 2003	Daily	Variable	1.50%	31,018,000	1.30%	8,750,000

Total Principal Outstanding				$41,018,000		$18,750,000

Weighted Average Rate			2.59%		3.76%

The Company has an unsecured note payable of approximately $543,000 at June 30, 2003 and $740,000 at December 31, 2002.  The note bears interest at the lender’s prime rate minus 50 basis points.

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

For the six months ended June 30, 2003, the Company’s net interest income increased $1,247,000 to $6,892,000 compared to June 30, 2002.  Total interest income increased $957,000 and is attributed to loans, including fees income which increased $1,211,000 partially offset by a decrease in interest-bearing deposits income of $161,000.  The Company reallocated its mix of earning assets by moving excess funds held in low yielding interest bearing deposits to higher yielding loans assets.  In addition, interest expense on deposits decreased $564,000 as the Company was able to lower its funding cost for the six month period ended June 30, 2003 compared to same period in 2002.  This decrease in interest on deposits was partially offset by a $274,000 increase in interest paid on other borrowings due to an increase in the amount of borrowings outstanding during the six month period of 2003 compared with 2002.

Net interest income increased $713,000 for the three month period ended June 30, 2003 as compared with the same period of the previous year.  The increase in net interest income resulted from the increase in the amount of higher yielding loans assets which generated additional interest income of $864,000, partially offset by a $70,000 decrease in interest bearing deposits compared to the same period last year.  In addition, interest expense on deposits decreased $146,000 for the three month period ended June 30, 2003 as the Company was able to lower its funding cost compared to same period in 2002.  This decrease in interest on deposits was partially offset by a $175,000 increase in interest paid on other borrowings due to an increase in the amount of borrowings outstanding.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from Mortgage Services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $2,540,000 for the six month period ended June 30, 2003, a decrease of $274,000 or 9.7% compared with the same period ended June 30, 2002. This decrease is attributed to a $120,000 decrease in origination fees from the Company’s mortgage subsidiary and a $121,000 decrease in other operating income.   In March 2002, the Company’s mortgage subsidiary’s operations ceased and all mortgage loan activities are presented as a component of the Bank’s operations within other operating income.  The decrease in other operating income is attributed to various immaterial components of other operating income including other recoveries.

For the three month period ended June 30, 2003, noninterest income totaled $1,392,000, a decrease of $70,000 or 4.8% compared to the three month period ended June 30, 2002.  This decrease is attributed to a $84,000 decrease in other operating income, partially offset by an $8,000 increase in service charges fees and a $6,000 increase in gains on the sale of securities.

Noninterest expense:

Noninterest expense totaled $7,452,000 for the six month period ended June 30, 2003, an increase of $207,000 or 2.9% compared to the same period last year.  The increase, in large part, is due to the acquisition of CFS Bancshares, Inc. on February 28, 2003 and the resulting growth in the Company’s operations.

Salaries and employee benefits increased $120,000 or 3.4% for the six month period ended June 30, 2003 compared to the same period in 2002.  This increase is attributed to approximately 32 employees at the Alabama Division acquired during the purchase of CFS Bancshares, Inc.  As of June 30, 2003, the company completed it conversion of the Alabama Division’s computer system to the Company’s computer system.  As a result, the Company plans to eliminate any overlapping functions to reduce salaries expense.  For the three month period ended June 30, 2003, salaries and employee benefits increased $381,000 primarily as a result of the acquisition of the Alabama Division and an early retirement program offered during the three month period ended June 30, 2003.  The additional salary and benefit costs were partially offset by a $251,000 gains realized on the curtailment of the Company’s postretirement medical and life plans on April 1, 2003.

Net occupancy and equipment expense increased by $195,000 or 17.6% to $1,302,000 for the six month period ended June 30, 2003 compared to the same period in 2002.  Similarly, for the three month period ended June 30, 2003, net occupancy and equipment expense increased by $189,000. These increases are primarily the results of the acquisition of the Alabama Division on February 28, 2003, which has three full service branches.  In June 2003, the Company consolidated two branches into its Cascade branch, located in Southwest Atlanta, Georgia.  The consolidated branches were closed by the Company to control overhead cost.

Other operating expenses, decreased $108,000 or 4.1% to $2,519,000 for the six month period ended June 30, 2003, compared to $2,627,000 for the same period in 2002.  This decrease is primarily due to also due to management’s efforts to control overhead costs.   For the three month period ended June 30, 2003, other operating expenses increased $63,000 primarily as a result of the acquisition of the Alabama Division on February 28, 2003.

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

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2003.

	Cumulative amounts as of June 30, 2003 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$100	$157	$5,237	$107,733	$113,227
Certificates of deposit	1,095	1,900	253	—	3,248
Loans	9,601	16,833	85,916	88,875	201,225
Fed Funds	725	—	—	—	725
Interest-bearing deposits with other banks	980	—	—	—	980
Total interest-sensitive assets	$12,501	$18,890	$91,406	$196,608	$319,405

Interest-sensitive liabilities:
Deposits (a)	$207,930	$57,816	$18,277	$4,900	$288,923
Notes payable	543	—	—	—	543
Trust preferred securities	—	—	5,000	—	5,000
Other borrowings	41,018	—	—	—	41,018
Total interest-sensitive liabilities	$249,491	$57,816	$23,277	$4,900	$335,484

Interest-sensitivity gap	$(236,990)	$(38,926)	$68,129	$191,708	$(16,079)

Cumulative interest-sensitivity gap to total interest-sensitive assets	(74.20)%	(86.38)%	(65.05)%	-5.03%	-5.03%

(a) Savings, Now and money market deposits totaling  $110,024 are included in the maturing in 3 months classification.

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

The primary source of liquidity for the parent holding company is dividends from the Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50% of the Bank’s net income for the prior year. The total dividends that could be paid by the Bank to the Company in 2003 without prior regulatory approval is approximately $928,000.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.  In March 2003, the Bank paid cash dividends totaling $928,000 to the Company.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

CAPITAL RESOURCES

Shareholders’ equity increased $1,765,000 for the six months ended June 30, 2003, due to the increase change in retained earnings and an increase in accumulated other comprehensive income.  On March 15, 2003, the Company paid a cash dividend of approximately $312,000 to stockholders of record as of March 1, 2003.  The annual dividend rate in 2003 was $0.15 per common share.  For the six month period ended June 30, 2003, accumulated other comprehensive income increased $754,000 to $1,156,000, compared with an accumulated other comprehensive income of $402,000 at December 31, 2002.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of June 30, 2003, the Company’s bank subsidiary’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 13%, 12% and 8% respectively.  As of June 30, 2003, the Company meets all capital adequacy requirements to which it is subject.

ITEM 4.                                  CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2003 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.                                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders’ Meeting on Wednesday, May 28, 2003, at 10:00 a.m., at the Atlanta Life Insurance Company, Herndon Plaza, 100 Auburn Avenue, N.E., Atlanta, Georgia.  The purpose of the Annual Shareholders’ Meeting was to elect four (4) Class I directors who will serve a three year term expiring at the 2006 annual meeting.  The following table presents the results of the shareholders vote:

Directors	For	Withhold

RayRobinson	1,126,134	30,682
H. Jerome Russell	1,140,014	16,802
Bunny Stokes, Jr.	1,139,739	17,077
James E. Young	1,139,019	17,797

ITEM 5.                                  OTHER INFORMATION

None

ITEM 6.                                  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

Exhibit 31

Section 302 Certification by the Company’s executive officers with respect to the

Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Exhibit 32

Section 906 Certification pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C. by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(b)               Reports on Form 8-K:

On May 15, 2003, the Company filed a Current Report on Form 8-K reporting under Item 2, Acquisition of Assets, the acquisition of CFS Bancshares on February 28, 2003.