Form 10-Q
period 2003-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2003-11-14
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) TO THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File No:  0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58 - 1631302
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (404) 659 - 5959

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

SEC 1296 (08-03)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  1,980,547 Shares of Common Stock, $1.00 par value and 90,000 Shares of Non-Voting Common Stock, $1.00 par value outstanding on October 31, 2003.

PART 1.                FINANCIAL INFORMATION

ITEM 1.                  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER  30, 2003 AND DECEMBER 31, 2002

(In thousands, except share data)

	2003	2002
	(Unaudited)
ASSETS
Cash and due from banks	$13,312	$11,117
Interest-bearing deposits with banks	4,493	15,192
Certificates of deposit	3,049	3,095
Investment securities available for sale, at fair value	103,536	53,972
Investment securities held to maturity, at cost	10,634	2,376
Other investments	2,134	2,226
Loans receivable, net	199,499	172,077
Premises and equipment, net	9,576	6,732
Cash surrender value of life insurance	7,886	6,880
Other assets	7,953	5,823

Total assets	$362,072	$279,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$64,242	$62,394
Interest-bearing deposits	230,298	166,217

Total deposits	294,540	228,611

Accrued expenses and other liabilities	2,960	3,347
Notes payable	540	740
Trust preferred securities	5,000	5,000
Advances from Federal Home Loan Bank	34,961	18,750

Total liabilities	338,001	256,448

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 5,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	16,501	14,921
Treasury stock, at cost (249,518 and 240,996 shares, respectively)	(2,026)	(2,046)
Accumulated other comprehensive income (loss)	(169)	402

Total stockholders’ equity	24,071	23,042

	$362,072	$279,490

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Interest income:
Loans, including fees	$3,681	$3,178	$11,104	$9,389
Investment securities:
Taxable	592	785	2,020	2,331
Tax-exempt	244	247	725	702
Federal funds sold	1	—	10	7
Interest-bearing deposits	36	43	114	285

Total interest income	4,554	4,253	13,973	12,714

Interest expense:
Deposits	747	893	2,491	3,209
Other borrowings	304	247	902	572
Total interest expense	1,051	1,140	3,393	3,781

Net interest income	3,503	3,113	10,580	8,933

Provision for loan losses	100	190	380	590

Net interest income after provision for loan losses	3,403	2,923	10,200	8,343

Noninterest income:
Service charges on deposits	965	879	2,702	2,624
Gain on sales of securities	489	76	707	319
Gain on sales of assets	10	2	10	2
Other operating income	253	335	839	1,161

Total noninterest income	1,717	1,292	4,258	4,106

Noninterest expense:
Salaries and employee benefits	1,847	1,902	5,478	5,412
Net occupancy and equipment	662	545	1,964	1,652
Other operating expenses	1,907	1,410	4,612	4,213

Total noninterest expense	4,416	3,857	12,054	11,277

Income before income taxes	704	358	2,404	1,172

Income tax expense	135	27	512	90

Net income	$569	$331	$1,892	$1,082

Net income per share - basic and diluted	$0.27	$0.16	$0.91	$0.51

Weighted average outstanding shares - basic and diluted	2,073	2,092	2,077	2,109

Dividends per common share	$—	$—	$0.15	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands)

	September 30,
	2003	2002
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,851	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	380	590
Provision for losses on foreclosed real estate	134	—
Depreciation	836	706
Amortization (accretion), net	1,126	12
Provision for deferred income taxes	(125)	—
Gain on sale of assets and investments	(717)	(321)
Change in mortgage loans held for sale	—	422
Change in other assets	538	(164)
Change in accrued expenses and other liabilities	(1,562)	(707)

Net cash provided by operating activities	2,461	1,620

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities held to maturity	530	300
Proceeds from sales and maturities of investment securities available for sale	45,247	10,813
Purchases of investment securities held to maturity	(7,229)	(38,359)
Purchases of investment securities available for sale	(38,236)	18,027
Net change in other investments	92	(195)
Net change in loans	5,195	861
Increase in cash surrender value of life insurance	(1,006)	222
Net cash received in acquisition of CFS Bancshares	2,612	—
Purchases of premises and equipment	(457)	(763)
Net change in interest bearing deposits with banks	10,852	32,018
Net change in certificates of deposit	46	—

Net cash provided by investing activities	17,646	22,924

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	1,848	(2,175)
Net change in interest-bearing deposits	(16,529)	(30,360)
Sale (purchase) of treasury stock	20	(381)
Proceeds from issuance of trust preferred securities	—	5,000
Principal payments on debt	(200)	(530)
Decrease in advances from Federal Home Loan Bank	(2,739)	—
Dividends paid	(312)	(341)

Net cash used in financing activities	(17,912)	(28,787)

Net change in cash and due from banks	2,195	(4,243)

Cash and due from banks at beginning of period	11,117	14,437

Cash and due from banks at end of period	$13,312	$10,194

Supplemental disclosures of cash paid during the period for:
Interest	$3,384	$4,714

Income taxes	$628	$290

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$(571)	$1,481

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2003

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

The consolidated financial statements of the Company as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ACQUISITION

On February 28, 2003, the Company acquired CFS Bancshares, Inc., a savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank.   The Company has paid approximately $8,591,000 in cash for all outstanding shares of CFS Bancshares, Inc. tendered through September 30, 2003.  This acquisition has resulted in a significant expansion of the Company’s market area and allows it to begin serving customers in the Birmingham metropolitan area.  The acquisition of CFS Bancshares, Inc. was accounted for as a purchase.  The fair value of the assets and liabilities acquired were determined by management and independent valuation specialists, and were recorded as of the date of purchase.  Goodwill was not recorded as the net fair value of the assets and liabilities acquired exceeded the purchase price.  The Company recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $373,000 and is amortizing the amount over 7 years.

The Company is completing its review and determination of the fair values of the other assets acquired and liabilities assumed.  Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.  A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

Estimated fair values:
Assets acquired	$109,366
Liabilities assumed	100,775
Purchase price	8,591
Less cash acquired	(11,203)
Net cash received	2,612

The following table presents the Company’s results of operations on a pro forma basis for the nine months ended September 30, 2003:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$18,351	$967	$19,318	—	$19,318
Net Income	$1,971	$(3,592)	$(1,621)	$3,728	$2,107
EPS					$1.01

INTANGIBLE ASSETS

The following table presents information about our intangible assets at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible asset:
Core deposit intangible	$2,836,345	$1,283,346	$2,463,665	$997,198

The following table presents information about aggregate amortization expense:

	For the 3 months ended September 30, 2003	For the 9 months ended September 30, 2003	For the 3 months ended September 30, 2002	For the 9 months ended September 30, 2002

Aggregate amortization expense of amortized intangible assets	$101,298	$286,147	$87,988	$263,964

Estimated amortization expense of amortized intangible assets:

For year ended 12/31/03	$387,445
For year ended 12/31/04	$405,192
For year ended 12/31/05	$405,192
For year ended 12/31/06	$405,192
For year ended 12/31/07	$111,900
For year ended 12/31/08	$53,240
For year ended 12/31/09	$53,240
For year ended 12/31/10	$17,747

COMMON STOCK

Basic net income per share (EPS) is computed based on net income divided by the weighted average number of common shares outstanding.  Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares. The Company’s potential common shares are due to outstanding stock options, which were not dilutive during the three and nine month periods ended September 30, 2003 and 2002.

RECLASSIFICATIONS

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

OTHER MATTERS

On April 1, 2003, the Company announced a curtailment of its postretirement medical and life plans. The curtailment reduced the Company’s associated plan liabilities by approximately $255,000 during the nine month period ending September 2003.

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank is a member of the Federal Reserve System and operates under a state charter.  The Company serves its customers through 11 full-service branches in Georgia and Alabama.

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

The following discussion is of the Company’s financial condition as of September 30, 2003 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2003 and 2002.

Accounting Policies

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

Investment Securities – The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2003 or 2002.

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

Loans – Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses.  Interest income on loans is recognized on a level-yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level-yield method.  Discounts on loans purchased are accreted using the level-yield method over the estimated remaining life of the loan purchased.

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

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at September 30, 2003 were $362,072,000, an increase of $82,582,000 or 30% compared to $279,490,000 at December 31, 2002. This increase is primarily due to the acquisition of CFS Bancshares, Inc. (the “Alabama Division”), a bank holding company in Birmingham, Alabama on February 28, 2003.  The acquisition of CFS Bancshares, Inc. allows the Company to extend its geographical base and provides new avenues for the Bank to sell its products and services. Accordingly, many significant changes in the financial condition of the Company are attributed to this acquisition.

At September 30, 2003, the Company maintained balances of cash and due from banks of $13,312,000 representing an increase of $2,195,000 from December 31, 2002.  Investment securities classified as available for sale and held to maturity also increased $49,564,000 and $8,258,000, respectively, since December 31, 2002.  These increases were partially offset by a $10,699,000 decrease in interest-bearing deposits with banks for the period ended September 31, 2003.  The decrease in interest-bearing deposits with banks resulted, in part, from the Company’s decision to redeploy its excess cash balances into higher yielding investment securities.  At September 30, 2003, approximately $39,502,000 and $522,000 of investments classified as available for sale and held to maturity, respectively, are attributed to the acquisition of the Alabama Division.

Loans, net increased $27,422,000 for the period ended September 30, 2003.  The acquisition of the Alabama Division accounted for the majority of this increase. The Alabama Division had loans, net of approximately $27,063,000 at September 30, 2003.  Additionally, fixed assets increased $2,844,000 primarily due to the addition of $3,165,000 in fixed assets related to the Alabama division.

Other assets increased $2,130,000 to $7,953,000 at September 30, 2003.  This increase is attributed to several components including an increase in accrued interest receivable of $537,000, an increase in other real estate owned of $508,000, and an increase in federal income tax benefit of $1,243,000 obtained in the acquisition of the Alabama Division.

Total liabilities increased $81,594,000 to $338,042,000 at September 30, 2003 compared to $256,448,000 at December 31, 2002. Total deposits, a component of total liabilities, increased $65,929,000 to $294,540,000.  Approximately $69,908,000 of the increase is attributed to the Alabama Division at September 30, 2003.  Another significant component of other liabilities, advances from Federal Home Loan Bank increased $16,211,000 to $34,961,000.  This increase is primarily due to the $18,950,000 in advances from the Federal Home Loan Bank acquired from the Alabama Division at February 28, 2003.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as certain equity securities.  At September 30, 2003 and December 31, 2002, the Company’s investment securities portfolio represented approximately 32% and 21% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$16,838	$36	$—	$16,874
State, county, and municipal securities	12,218	432		12,650
Mortgage-backed securities	73,330		568	72,762
Mutual funds				—
Equity securities	1,400	—	150	1,250
Totals	$103,786	$468	$718	$103,536

At December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$4,021	$16	$—	$4,037
State, county, and municipal securities	15,798	492	—	16,290
Mortgage-backed securities	32,145	204	15	32,334
Equity securities	1,400	—	89	1,311
Totals	$53,364	$712	$104	$53,972

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$3,000	$—	$6	$2,994
Mortgage-backed securities	2,084	—	37	2,047
State, county, and municipal securities	5,550	157	—	5,707

Totals	$10,634	$157	$43	$10,748

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$2,376	$135	$—	$2,511

Totals	$2,376	$135	$—	$2,511

LOANS

Loans outstanding by classification are summarized as follows (in thousands):

		September 30, 2003	December 31, 2002

	Commercial, financial, and agricultural	$20,415	$53,940
	Installment	5,845	5,652
	Real estate - mortgage	132,759	96,999
	Real estate - construction	15,995	14,058
	Other	28,963	5,376
		203,977	176,025
Less:	Net deferred loan fees	558	537
	Allowance for loan losses	3,295	2,630
	Discount on loans acquired from FDIC	625	781

	Loans receivable, net	$199,499	$172,077

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

Nonperforming assets increased by $2,152,000 to $7,215,000 at September 30, 2003 from $5,063,000 at December 31, 2002.  A combination of economic factors and a deterioration of specific loan accounts contributed to this increase.  At September 30, 2003, the Bank had a $2.2 million outstanding loan to a borrower experiencing financial difficulty.  The bank has recorded a 15% reserve towards the outstanding principal balance of this borrower.  Nonperforming assets represents 3.58% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at September 30, 2003 as compared to 2.91% at December 31, 2002.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$5,977	$4,333
Past-due loans	—	—
Nonperforming loans	5,977	4,333

Real estate acquired through foreclosure	1,238	730
Total nonperforming assets	$7,215	$5,063

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	2.95%	2.49%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	3.58%	2.91%

Nonperforming assets to total assets	1.99%	1.81%

Allowance for loan losses to nonperforming loans	55.13%	60.69%

Allowance for loan losses to nonperforming assets	45.67%	51.94%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the nine months ended September 30, 2003, provisions for loan losses totaled $380,000 compared to $590,000 for the same period in 2002.

The allowance for loan losses at September 30, 2003 was approximately $3,295,000, representing 1.62% of total loans, net of unearned income compared to approximately $2,630,000 at December 31, 2002, which represented 1.51% of total loans, net of unearned income.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s church loans were approximately $39.5 million at September 30, 2003 and $37.7 million at December 31, 2002.  The Company’s loans to area convenience stores were approximately $27.1 million at September 30, 2003 and $26.3 million at December 31, 2002.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month period ended September 30, 2003 and year ended December 31, 2002, respectively.

	2003	2002
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income and discounts	$202,794	$174,707

Average loans, net of unearned income, discounts and the allowance for loan losses	$203,103	$157,867

Allowance for loans losses at the beginning of period	$2,630	$2,003

Loans charged off:
Commercial, financial, and agricultural	100	840
Real estate - loans	640	245
Installment loans to individuals	254	751
Total loans charged off	994	1,836

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	198	503
Real estate - loans	327	151
Installment loans to individuals	146	149
Total loans recovered	671	803

Net loans charged off	323	1,033

Allowance for loan losses transferred from acquired institution	608	—

Additions to allowance for loan losses charged to operating expense	380	1,660

Allowance for loan losses at period end	$3,295	$2,630

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.16%	0.65%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.62%	1.51%

DEPOSITS

Deposits remain the Company’s primary source of funding loan growth.  Total deposits for the nine month period ended September 30, 2003 increased by 29% or $65,929,000 to $294,540,000.  Noninterest-bearing deposits increased by $1,848,000 or 3%, while interest-bearing deposits increased by $64,081,000 or 39%.  The increase in total deposits is primarily attributed the Company’s Alabama Division, acquired on February 28, 2003, and Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	September 30, 2003	December 31, 2002

NOW and money market accounts	$41,805	$37,485
Savings accounts	62,253	44,061
Time deposits of $100,000 or more	81,202	46,387
Other time deposits	45,038	38,284

	$230,298	$166,217

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $34,961,000 at September 30, 2003 and $18,750,000 at December 31, 2002.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	September 30, 2003		December 31, 2002

April 2010	Quarterly	Fixed	5.82%	$10,000,000	5.82%	$10,000,000
July 2004	Daily	Variable	1.30%	24,961,000	1.30%	8,750,000

Total Principal Outstanding				$34,961,000		$18,750,000

Weighted Average Rate			2.63%		3.76%

The Company had an unsecured note payable of approximately $540,000 at September 30, 2003 and $740,000 at December 31, 2002.  The note bears interest at the lender’s prime rate minus 50 basis points.

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

For the nine month period ended September 30, 2003, the Company’s net interest income increased $1,647,000 to $10,580,000 compared to the nine month period ended September 30, 2002.  During the nine month period ended September 30, 2003, total interest income increased $1,259,000 as compared to the same period in 2002, and is attributed to loans, including fee income which increased $1,715,000, partially offset by a decrease in interest-bearing deposits income of $171,000 and a decrease in taxable interest income of $311,000.  The Company reallocated its mix of earning assets by moving excess funds held in low yielding interest bearing deposits to higher yielding assets, particularly loans.  However, in June 2003, the Federal Reserve Bank lowered interest rates another 25 basis points which reduced the overall yields the Company earned on a portion of its earning assets.  Interest expense on deposits decreased $718,000 as the Company was able to lower its funding cost for the nine month period ended September 30, 2003 compared to same period in 2002.  This decrease in interest on deposits was partially offset by a $330,000 increase in interest paid on other borrowings due to an increase in the amount of borrowings outstanding during the nine month period of 2003 compared with 2002.

Net interest income increased $390,000 for the three month period ended September 30, 2003 as compared with the same period of the previous year.  The increase in net interest income resulted from the increase in the amount of higher yielding loans, which generated additional interest income of $503,000, partially offset by a $193,000 decrease in taxable securities income compared to the same period last year.  The decrease in taxable securities income is attributed to the lower interest income the Company earns from its mortgage backed investment security portfolio which were negatively impacted by the increase in mortgage loans refinancing caused by the Federal Reserve Bank June 2003 interest rate reduction.  Interest expense on deposits decreased $146,000 for the three month period ended September 30, 2003 as the Company was able to lower its funding cost compared to same period in 2002.  This decrease in interest on deposits was partially offset by a $57,000 increase in interest paid on other borrowings due to an increase in the amount of borrowings outstanding.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from Mortgage Services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $4,378,000 for the nine month period ended September 30, 2003, an increase of $272,000 or 7% compared with the same period ended September 30, 2002. This increase is primarily due to a $388,000 increase in gains on the sale of securities, and is partially offset by a decrease of $202,000 in other operating income attributed to various immaterial components of other operating income including other recoveries.

For the three month period ended September 30, 2003, noninterest income totaled $1,837,000, an increase of $545,000 or 42% compared to the three month period ended September 30, 2002.  This increase is due to a $413,000 increase in gains on sales of securities and an $86,000 increase in service charges on deposits.  These increases were partially offset by a $59,000 decrease in origination fees from the Company’s former mortgage subsidiary.

Noninterest expense:

Noninterest expense totaled $12,054,000 for the nine month period ended September 30, 2003, an increase of $777,000 or 7% compared to the same period in 2002.  The increase, in large part, is due to the acquisition of CFS Bancshares, Inc. on February 28, 2003.

Salaries and employee benefits increased slightly by $66,000 or 1% for the nine month period ended September 30, 2003 compared to the same period in 2002.  The Company completed the conversion of its Alabama Division’s data processing system in the second quarter of 2003 and eliminated overlapping functions to reduce salary expenses.  Salary expenses for the nine month period were further reduced by an early retirement program offered during the second quarter 2003. The additional salary and benefit costs were partially offset by a $251,000 gain realized on the curtailment of the Company’s postretirement medical and life plans on April 1, 2003.  For the three month period ended September 30, 2003, salaries and employee benefits decreased $55,000 due to the planned staff reduction by management.

Net occupancy and equipment expense increased by $312,000 or 19% to $1,964,000 for the nine month period ended September 30, 2003 compared to the same period in 2002.  Similarly, for the three month period ended September 30, 2003, net occupancy and equipment expense increased by $117,000 over the same period in 2002. These increases are primarily the result of the acquisition of the Alabama Division on February 28, 2003, which has three full service branches.  In June 2003, the Company consolidated two branches into its Cascade branch, located in Southwest Atlanta, Georgia.  The consolidated branches were closed by the Company to control overhead costs.

Other operating expenses, increased $399,000 or 9% to $4,612,000 for the nine month period  ended September 30, 2003, compared to $4,213,000 for the same period in 2002.  This increase is primarily due to the Company reserving $250,000 to satisfy a non-recurring jury award which the Company is appealing.  For the three month period ended September 30, 2003, other operating expenses increased $497,000 primarily as a result of the $250,000 jury award and operating activity of the Alabama Division acquired on February 28, 2003.

INTEREST RATE SENSITIVITY MANAGEMENT

Interest rate sensitivity management involves managing the potential impact of interest rate movements on net interest income within acceptable levels of risk.  The Company seeks to accomplish this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in equivalent amounts and time intervals.  Imbalances in these repricing opportunities at any point in time constitute a financial institution’s interest rate risk.  The Company’s ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risk.

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at September 30, 2003.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2003.

	Cumulative amounts as of September 30, 2003 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$835	$4,431	$20,942	$87,962	$114,170
Certificates of deposit	66	2,188	795	—	3,049
Loans	12,485	16,456	89,653	85,383	203,977
Fed Funds	—	—	—	—	—
Interest-bearing deposits with other banks	4,493	—	—	—	4,493
Total interest-sensitive assets	$17,879	$23,075	$111,390	$173,345	$325,689

Interest-sensitive liabilities:
Deposits (a)	$142,668	$68,277	$14,453	4,900	$230,298
Notes payable	540	—	—	—	540
Trust preferred securities	—	—	5,000	—	5,000
Other borrowings	24,961	—	—	10,000	34,961
Total interest-sensitive liabilities	$168,169	$68,277	$19,453	$14,900	$270,799

Interest-sensitivity gap	$(150,290)	$(45,202)	$91,937	$158,445	$54,890

Cumulative interest-sensitivity gap to total interest-sensitive assets	(46.15)%	(60.02)%	(31.80)%	16.85%	16.85%

(a) Savings, Now, and money market deposits totaling  $104,058 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.  Additionally, the Bank holding company requires cash for various operating needs including: dividends paid to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses.

The primary source of liquidity for the Bank holding company is dividends from the Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies.  The Georgia Department of Banking and Finance regulates dividend payments and must approve payments that exceed 50% of the Bank’s net income for the prior year. The total dividends that could be paid by the Bank to the Company in 2003 without prior regulatory approval is approximately $928,000.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.  In March 2003, the Bank paid cash dividends totaling $928,000 to the Company.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale and trading account securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell, and maturing interest bearing deposits with other banks are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

CAPITAL RESOURCES

Shareholders’ equity increased $988,000 for the nine months ended September 30, 2003, primarily due to the increase in retained earnings.  Retained earnings increased by $1,659,000 to $16,580,000 due to net earnings for the nine month period of $1,971,000, partially offset by dividends paid to shareholders.  On March 15, 2003, the Company paid cash dividends of approximately $312,000 to stockholders of record as of March 1, 2003.  The annual dividend rate in 2003 was $0.15 per common share.  Also, for the nine month period ended September 30, 2003, accumulated other comprehensive income decreased $571,000 to an unrealized loss of $169,000, compared with an unrealized gain of $402,000 at December 31, 2002.  The decrease is due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale investment portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of September 30, 2003, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 15%, 14%, and 8% respectively.  As of September 30, 2003, the Company met all capital adequacy requirements to which it is subject.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about market risk is as follows (in thousands):

	Carrying Value	Fair Value	% Increase (Decrease) in Fair Value due to Rate Movement
			Down 100bps	Up 100 bps

Investments	$114,170	$114,284	2.65%	(4.59)%
Loans	203,977	200,412	3.15	(2.83)
Interest-bearing deposits	230,298	223,901	1.35	(1.27)
Other borrowings	40,501	41,807	2.57	(2.45)

The Company has adopted an asset/liability management program to monitor the Company’s interest rate sensitivity and to ensure that the Company is competitive in the loan and deposit markets.  Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.  The Company has not entered into any derivative financial instruments such as futures, forwards, swaps or options.  Additionally, refer to our interest sensitive management and liquidity disclosures within Part 1, Item 2, of this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2003 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Exhibits:

Exhibit 31

Section 302 Certification by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit 32

Section 906 Certification pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C. by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(b) Reports on Form 8-K:

Press Release of Registrant, dated August 22, 2003, announcing 2003 second quarter results.