Form 10-Q/A
period 2003-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2004-01-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No:  0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58 - 1631302
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 659 - 5959

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days.   Yes  ☒      No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes    ☒ No.

APPLICABLE ONLY TO ISSUERS

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court               ☐ Yes    ☐ No

SEC 1296 (08-03)	Potential persons who are to respond to the collection of information controlled in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,989,069 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on May 15, 2003.

This Form 10Q/A is filed to add certain footnote disclosures and expand or revise certain data in the financial statements and in the management, discussion and analysis included in the Form 10Q filed May 21, 2003.  All other data remains as originally filed in the Form 10Q.  These changes did not impact earnings or earnings per share as reported in the 10Q filing on May 21, 2003.

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

(Unaudited - In thousands, except per share data)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited - In thousands)

	2003	2002

OPERATING ACTIVITIES:
Net income	$604	$321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	215	175
Depreciation	257	228
Amortization (accretion), net	36	45
Gain on sale of assets and securities	—	(30)
Change in mortgage loans held for sale	—	422
Change in other assets	1,402	(536)
Change in accrued expenses and other liabilities	1,434	(921)

Net cash provided by (used in) operating activities	3,948	(296)

INVESTING ACTIVITIES:
Proceeds from sale and maturities of investment securities held to maturity	335	300
Proceeds from sale and maturities of investment securities available for sale	5,029	5,247
Purchases of investment securities held to maturity	(3,651)	—
Purchases of investment securities available for sale	(8,462)	(14,275)
Net increase in other investments	(395)	—
Net change in loans	3,618	1,893
(Increase) decrease in cash surrender value of life insurance	(323)	66
Net cash received in acquisition of CFS Bancshares	2,802	—
Purchases of premises and equipment	(113)	(524)
Net change in interest bearing deposits with banks	14,314	8,707

Net cash provided by investing activities	13,154	1,414

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	(4,632)	2,821
Net change in interest-bearing deposits	(18,883)	(3,642)
Purchase of treasury stock	—	(24)
Principal payment on debt	—	(330)
Increase in advances from Federal Home Loan Bank	15,300	—
Dividends paid	(312)	(341)

Net cash used in financing activities	(8,527)	(1,516)

Net change in cash and cash equivalents	8,575	(398)

Cash and cash equivalents at beginning of period	11,117	14,437

Cash and cash equivalents at end of period	$19,692	$14,039

Supplemental disclosures of cash paid during the period for:
Interest	$1,066	$1,655

Income taxes	$181	$145

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$294	$(285)

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q/A.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2003 fiscal year.

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

Cash and cash equivalents - Cash equivalents include cash and due from banks and federal funds sold.

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

Estimated fair values:
Assets acquired	$109,175
Liabilities assumed	100,775
Purchase Price	8,400
Less Cash acquired	(11,202)
Net cash received	$2,802

The following tables presents the Company’s results of operations on a pro forma basis as if the transaction was completed on January 1 of each respective year:

For the three months ended March 31, 2003:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$5,544	$967	$6,511	—	$6,511
Net Income	$604	$(3,592)	$(2,988)	$3,728	$740
EPS					$0.36

For the three months ended March 31, 2002:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$5,533	$1,604	$7,137	—	$7,137
Net Income	$321	$138	$459	$56	$515
EPS					$0.24

INTANGIBLE ASSETS

The following table presents information about our intangible assets at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible asset:
Core deposit intangible	$2,463,665	$1,085,186	$2,463,665	$997,198

The following table presents information about aggregate amortization expense:

	For the 3 months ended March 31, 2003	For the 3 months ended March 31, 2002

Aggregate amortization expense of amortized intangible assets	$87,988	$87,988

Estimated amortization expense of amortized intangible assets:

For year ended 12/31/03	$387,445
For year ended 12/31/04	$405,192
For year ended 12/31/05	$405,192
For year ended 12/31/06	$405,192
For year ended 12/31/07	$111,900
For year ended 12/31/08	$53,240
For year ended 12/31/09	$53,240
For year ended 12/31/10	$18,466

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

Maturity	Callable	Type	2003		2002

June 2003	—	Fixed	3.20%	$2,000,000	—%	$—
June 2003	—	Fixed	1.59%	2,000,000	—%	—
April 2010	Quarterly	Fixed	5.82%	10,000,000	5.82%	10,000,000
July 2003	Daily	Variable	1.42%	20,050,000	1.30%	8,750,000

Total Principal Outstanding				$34,050,000		$18,750,000
Weighted Average Rate			2.71%		3.76%

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

	Cumulative amounts as of March 31, 2003 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$9,279	$255	$7,070	$105,377	$121,981
Certificates of deposit	—	95	3,000	—	3,095
Loans	11,665	18,727	80,886	94,841	206,119
Federal funds sold	3,265	—	—	—	3,265
Interest-bearing deposits with other banks	1,031	—	—	—	1,031
Total interest-sensitive assets	$25,240	$19,077	$90,956	$200,218	$335,491

Investment-sensitive liabilities:
Deposits (a)	$169,455	$56,327	$21,219	$21	$247,022
Trust preferred securities	—	—	5,000	—	5,000
Other borrowings	34,050	740	—	—	34,790
Total interest-sensitive liabilities	$203,505	$57,067	$26,219	$21	$286,812

Interest-sensitivity gap	$(178,265)	$(37,990)	$64,737	$200,197	$48,679

Cumulative interest-sensitivity gap to total interest-sensitive assets	(53.14)%	(64.46)%	(45.16)%	14.51%	14.51%

(a) Savings, Now, and money market deposits totaling $113,643 are included in the maturing in 3 months classification.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about market risk is as follows (in thousands):

			% Increase (Decrease) in Fair Value due to Rate Movement
	Carrying	Fair
	Value	Value	Down 100bps	Up 100 bps

Investments	$121,981	$122,163	2.27%	(3.40)%
Loans	206,119	196,019	4.80	(5.70)
Interest-bearing deposits	247,022	244,799	1.40	(1.41)
Other borrowings	39,790	45,162	5.70	(5.30)

The Company has adopted an asset/liability management program to monitor the Company’s interest rate sensitivity and to ensure that the Company is competitive in the loan and deposit markets.  Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.  The Company has not entered into any derivative financial instruments such as futures, forwards, swaps or options.  Additionally, refer to our interest sensitive management and liquidity disclosures within Part 1, Item 2, of this Form 10-Q/A.

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

None

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

None

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Citizens Bancshares Corporation and subsidiaries (the “Company”) that the Quarterly Report of the Company on Form 10-Q/A for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: January 14, 2003	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: January 14, 2003	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and Chief Operating Officer

Date: January 14, 2003	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer

Exhibit 31.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Young, Chief Executive Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of March 31, 2003;

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

Date: January 14, 2003	/s/ James E. Young
Chief Executive Officer

Exhibit 31.2

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Willard C. Lewis, Chief Operating Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of March 31, 2003;

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

Date: January 14, 2003	/s/ Willard C. Lewis
Chief Operating Officer

Exhibit 31.3

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Samuel J. Cox, Chief Financial Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of March 31, 2003;

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

Date: January 14, 2003	/s/ Samuel J. Cox
Chief Financial Officer