Form 10-Q/A
period 2003-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2004-01-15
CIK 813640

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

This Form 10Q/A is filed to add certain footnote disclosures and expand or revise certain data in the financial statements and in the management, discussion and analysis included in the Form 10Q filed August 19, 2003.  All other data remains as originally filed in the Form 10Q.   These changes did not impact earnings or earnings per share as reported in the 10Q filing on August 19, 2003.

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

CITIZENS BANCSHARES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(in thousands)

	2003	2002
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,323	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	280	400
Depreciation	257	478
Amortization (accretion), net	22	(4)
Gain on sale of assets and investments	218	(242)
Change in mortgage loans held for sale	—	422
Change in other assets	273	99
Change in accrued expenses and other liabilities	(464)	(850)

Net cash provided by operating activities	1,909	1,053

INVESTING ACTIVITIES:
Proceeds from sale and maturities of investment securities held to maturity	398	300
Proceeds from sale and maturities of investment securities available for sale	21,264	17,022
Purchases of investment securities held to maturity	(3,688)	—
Purchases of investment securities available for sale	(15,132)	(35,360)
Net change in other investments	(361)	—
Net change in loans	3,473	3,587
Increase in cash surrender value of life insurance	(468)	(37)
Net cash received in acquisition of CFS Bancshares	2,759	—
Purchases (sales), net of premises and equipment	104	(763)
Net change in interest bearing deposits with banks	14,212	34,514

Net cash provided by investing activities	22,561	19,263

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	(986)	1,697
Net change in interest-bearing deposits	(19,283)	(30,136)
Purchase of treasury stock	—	(225)
Proceeds from issuance of trust preferred securities	—	5,000
Principal payments on debt	(197)	(530)
Increase in advances from Federal Home Loan Bank	3,320	—
Dividends paid	(312)	(341)

Net cash used in financing activities	(17,458)	(24,535)

Net change in cash and cash equivalents	7,012	(4,219)

Cash and cash equivalents at beginning of period	11,117	14,437

Cash and cash equivalents at end of period	$18,129	$10,218

Supplemental disclosures of cash paid during the period for:
Interest	$1,066	$3,191

Income taxes	$181	$290

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$753	$700

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

Estimated fair values:
Assets acquired	$109,219
Liabilities assumed	100,775
Purchase Price	8,444
Less Cash acquired	(11,203)
Net cash received	$2,759

The following table presents the Company’s results of operations on a pro forma basis as if the transaction was completed on January 1 of each respective year:

For the six months ended June 30, 2003:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$11,959	$967	$12,926	—	$12,926
Net Income	$1,323	$(3,592)	$(2,269)	$3,728	$1,459
EPS					$0.70

For the six months ended June 30, 2002:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$11,276	$3,188	$14,464	—	$14,464
Net Income	$750	$207	$957	$139	$1,096
EPS					$0.52

INTANGIBLE ASSETS

The following table presents information about our intangible assets at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible asset:
Core deposit intangible	$2,836,665	$1,182,047	$2,463,665	$997,198

The following table presents information about aggregate amortization expense:

	For the 3 months ended June 30, 2003	For the 6 months ended June 30, 2003	For the 3 months ended June 30, 2002	For the 6 months ended June 30, 2002

Aggregate amortization expense of amortized intangible assets	$96,861	$184,849	$87,988	$175,976

Estimated amortization expense of amortized intangible assets:

For year ended 12/31/03	$387,445
For year ended 12/31/04	$405,192
For year ended 12/31/05	$405,192
For year ended 12/31/06	$405,192
For year ended 12/31/07	$111,900
For year ended 12/31/08	$53,240
For year ended 12/31/09	$53,240
For year ended 12/31/10	$18,466

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

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$9,189	$175	$—	$9,364
State, county, and municipal securities	16,279	1,183	—	17,462
Mortgage-backed securities	77,374	707	92	77,989
Mutual funds				—
Equity securities	1,400	—	220	1,180
Totals	$104,242	$2,065	$312	$105,995

At December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$4,021	$16	$—	$4,037
State, county, and municipal securities	15,798	492	—	16,290
Mortgage-backed securities	32,145	204	15	32,334
Equity securities	1,400	—	89	1,311
Totals	$53,364	$712	$104	$53,972

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$1,000	$3	$—	$1,003
Mortgage backed securities	579	10	—	589
State, county, and municipal securities	5,653	302	—	5,955

Totals	$7,232	$315	$—	$7,547

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$2,376	$135	$—	$2,511

Totals	$2,376	$135	$—	$2,511

LOANS

Loans outstanding by classification are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002

Commercial, financial, and agricultural	$53,091	$53,940
Installment	7,541	5,652
Real estate - mortgage	93,743	96,999
Real estate - construction	14,859	14,058
Other	37,078	5,376
	206,312	176,025
Less: Net deferred loan fees	989	537
Allowance for loan losses	3,419	2,630
Discount on loans acquired from FDIC	679	781

Total Loans	$201,225	$172,077

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

	Cumulative amounts as of June 30, 2003 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$100	$157	$5,237	$107,733	$113,227
Certificates of deposit	1,095	1,900	253	—	3,248
Loans	10,053	21,390	85,916	88,953	206,312
Federal Funds Sold	725	—	—	—	725
Interest-bearing deposits with other banks	980	—	—	—	980
Total interest-sensitive assets	$12,953	$23,447	$91,406	$196,686	$324,492

Interest-sensitive liabilities:
Deposits (a)	$150,261	$57,816	$17,538	$1,900	$227,515
Notes payable	543	—	—	—	543
Trust preferred securities	—	—	5,000	—	5,000
Other borrowings	41,018	—	—	—	41,018
Total interest-sensitive liabilities	$191,822	$57,816	$22,538	$1,900	$274,076

Interest-sensitivity gap	$(178,869)	$(34,369)	$68,868	$194,786	$50,416

Cumulative interest-sensitivity gap to total interest-sensitive assets	(55.12)%	(65.71)%	(44.49)%	15.54%	15.54%

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about market risk is as follows (in thousands):

	Carrying Value	Fair Value	% Increase (Decrease) in Fair Value due to Rate Movement
			Down 100bps	Up 100 bps

Investments	$113,227	$113,542	1.92%	(3.15)%
Loans	206,312	200,535	3.40	(4.60)
Interest-bearing deposits	227,515	225,012	1.70	(1.70)
Other borrowings	46,561	54,290	5.70	(5.30)

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

Directors	For	Withhold

Ray Robinson	1,126,134	30,682
H. Jerome Russell	1,140,014	16,802
Bunny Stokes, Jr.	1,139,739	17,077
James E. Young	1,139,019	17,797

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31

Section 302 Certification by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.

Exhibit 32

Section 906 Certification pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C. by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.

(b)	Reports on Form 8-K:

On May 15, 2003, the Company filed a Current Report on Form 8-K reporting under Item 2, Acquisition of Assets, the acquisition of CFS Bancshares on February 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date:	January 14, 2004	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	January 14, 2004	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and Chief Operating Officer

Date:	January 14, 2004	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer