Form 10-Q/A
period 2003-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2004-01-15
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No: 0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58 – 1631302
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 659 - 5959

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                    ☒ Yes     ☐ No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes     ☒ No.

APPLICABLE ONLY TO ISSUERS

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.            ☐ Yes     ☐ No.

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

This Form 10Q/A is filed to add certain footnote disclosures, and expand or revise certain data in the financial statements and in the management, discussion and analysis included in the Form 10Q filed September 14, 2003.  All other data remains as originally filed in the Form 10Q.   These changes did not impact earnings or earnings per share as reported in the 10Q filing on September 14, 2003.

PART 1.                                                 FINANCIAL INFORMATION

ITEM 1.                                                     Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER  30, 2003 AND DECEMBER 31, 2002

(In thousands, except share data)

	2003	2002
	(Unaudited)
ASSETS
Cash and due from banks	$13,312	$11,117
Interest-bearing deposits with banks	4,493	15,192
Certificates of deposit	3,049	3,095
Investment securities available for sale, at fair value	103,536	53,972
Investment securities held to maturity, at cost	10,634	2,376
Other investments	2,134	2,226
Loans receivable, net	199,499	172,077
Premises and equipment, net	9,576	6,732
Cash surrender value of life insurance	7,886	6,880
Other assets	7,995	5,823

Total assets	$362,114	$279,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$64,242	$62,394
Interest-bearing deposits	230,298	166,217

Total deposits	294,540	228,611

Accrued expenses and other liabilities	3,002	3,347
Notes payable	540	740
Trust preferred securities	5,000	5,000
Advances from Federal Home Loan Bank	34,961	18,750

Total liabilities	338,043	256,448

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 5,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	16,500	14,921
Treasury stock, at cost (249,518 and 240,996 shares, respectively)	(2,025)	(2,046)
Accumulated other comprehensive income (loss)	(169)	402

Total stockholders’ equity	24,071	23,042
	$362,114	$279,490

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands)

	September 30,
	2003	2002
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,851	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	380	590
Provision for losses on foreclosed real estate	134	—
Depreciation	836	706
Amortization (accretion), net	1,126	12
Provision for deferred income taxes	(125)	—
Gain on sale of assets and investments	(717)	(321)
Change in mortgage loans held for sale	—	422
Change in other assets	538	(164)
Change in accrued expenses and other liabilities	(1,562)	(707)

Net cash provided by operating activities	2,612	1,620
INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities held to maturity	530	300
Proceeds from sales and maturities of investment securities available for sale	45,247	28,840
Purchases of investment securities held to maturity	(7,229)	(38,359)
Purchases of investment securities available for sale	(38,236)	—
Net change in other investments	92	(195)
Net change in loans	5,195	861
(Increase) decrease in cash surrender value of life insurance	(1,006)	222
Net cash received in acquisition of CFS Bancshares	2,612	—
Purchases of premises and equipment	(457)	(763)
Net change in interest bearing deposits with banks	10,852	32,018
Net change in certificates of deposit	46	—

Net cash provided by investing activities	17,646	22,924
FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	1,848	(2,175)
Net change in interest-bearing deposits	(16,529)	(30,360)
Sale (purchase) of treasury stock	20	(381)
Proceeds from issuance of trust preferred securities	—	5,000
Principal payments on debt	(200)	(530)
Decrease in advances from Federal Home Loan Bank	(2,739)	—
Dividends paid	(312)	(341)

Net cash used in financing activities	(17,912)	(28,787)
Net change in cash and cash equivalents	2,346	(4,243)

Cash and cash equivalents, beginning of period	11,117	14,437

Cash and cash equivalents at end of period	$13,463	$10,194
Supplemental disclosures of cash paid during the period for:
Interest	$3,384	$4,714
Income taxes	$628	$290
Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$(571)	$1,481

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

ACQUISITION

On February 28, 2003, the Company acquired CFS Bancshares, Inc., a savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously+ merged into the Bank.   The Company has paid approximately $8,591,000 in cash for all outstanding shares of CFS Bancshares, Inc. tendered through September 30, 2003.  This acquisition has resulted in a significant expansion of the Company’s market area and allows it to begin serving customers in the Birmingham metropolitan area.  The acquisition of CFS Bancshares, Inc. was accounted for as a purchase.  The fair value of the assets and liabilities acquired were determined by management and independent valuation specialists, and were recorded as of the date of purchase.  Goodwill was not recorded as the net fair value of the assets and liabilities acquired exceeded the purchase price.  The Company recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $373,000 and is amortizing the amount over 7 years.

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

Estimated fair values:
Assets acquired	$109,366
Liabilities assumed	100,775
Purchase Price	8,591
Less Cash acquired	(11,203)
Net cash received	$2,612

The following table presents the Company’s results of operations on a pro forma basis as if the acquisition was completed on January 1, of each respective year:

For the nine months ended September 30, 2003:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$18,231	$967	$19,198	—	$19,198
Net Income	$1,892	$(3,592)	$(1,700)	$3,728	$2,028
EPS					$0.98

For the nine months ended September 30, 2002:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$16,820	$4,960	$21,780	—	$21,780
Net Income	$1,082	$396	$1,478	$200	$1,678
EPS					$0.80

INTANGIBLE ASSETS

The following table presents information about our intangible assets at September 30, 2003 and

December 31, 2002:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible asset:
Core deposit intangible	$2,836,345	$1,283,346	$2,463,665	$997,198

The following table presents information about aggregate amortization expense:

	For the 3 months ended September 30, 2003	For the 9 months ended September 30, 2003	For the 3 months ended September 30, 2002	For the 9 months ended September 30, 2002
Aggregate amortization expense of amortized intangible assets	$101,298	$286,147	$87,988	$263,964

Estimated amortization expense of amortized intangible assets:

For year ended 12/31/03	$387,445
For year ended 12/31/04	$405,192
For year ended 12/31/05	$405,192
For year ended 12/31/06	$405,192
For year ended 12/31/07	$111,900
For year ended 12/31/08	$53,240
For year ended 12/31/09	$53,240
For year ended 12/31/10	$17,747

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

Other operating expenses, increased $399,000 or 9% to $4,612,000 for the nine month period ended September 30, 2003, compared to $4,213,000 for the same period in 2002.  This increase is primarily due to the Company reserving $250,000 to satisfy a jury award which the Company is appealing.  For the three month period ended September 30, 2003, other operating expenses increased $497,000 primarily as a result of the $250,000 jury award and operating activity of the Alabama Division acquired on February 28, 2003.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about market risk is as follows (in thousands):

			% Increase (Decrease) in Fair Value due to Rate Movement
	Carrying Value	Fair Value	Down 100bps	Up 100 bps

Investments	$114,170	$114,284	2.65%	(4.59)%
Loans	203,977	200,412	3.15	(2.83)
Interest-bearing deposits	230,298	223,901	1.35	(1.27)
Other borrowings	40,501	41,807	2.57	(2.45)

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

PART II.  OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

On September 24, 2003, a jury awarded $250,000 in a court case against the Company.  The Company is appealing the case and is seeking to have the jury award reversed.

ITEM 2.                              CHANGES IN SECURITIES

None

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                              SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.                              OTHER INFORMATION

None

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

Exhibit 31

Section 302 Certification by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003.

Exhibit 32

Section 906 Certification pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C. by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003.

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