Form 10-Q/A
period 2003-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2004-04-14
CIK 813640

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

Indicate by check mark whether registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         ☒ Yes   ☐ No.

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

This Form 10-Q/A is filed to add certain footnote disclosures included in the Form 10-Q filed September 14, 2003.  All other data remains as originally filed in the Form 10-Q.   These changes did not impact earnings or earnings per share as reported in the 10-Q filing on September 14, 2003.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In thousands)

	September 30,
	2003	2002
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,892	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	380	590
Provision for losses on foreclosed real estate	134	—
Depreciation	836	706
Amortization (accretion), net	1,126	12
Provision for deferred income taxes	(166)	—
Gain on sale of assets and investments	(717)	(321)
Change in mortgage loans held for sale	—	422
Change in other assets	538	(164)
Change in accrued expenses and other liabilities	(1,562)	(707)
Net cash provided by operating activities	2,461	1,620

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities held to maturity	530	300
Proceeds from sales and maturities of investment securities available for sale	45,247	10,813
Purchases of investment securities held to maturity	(7,229)	(38,359)
Purchases of investment securities available for sale	(38,236)	18,027
Net change in other investments	92	(195)
Net change in loans	5,195	861
Increase in cash surrender value of life insurance	(1,006)	222
Net cash received in acquisition of CFS Bancshares	2,612	—
Purchases of premises and equipment	(457)	(763)
Net change in interest bearing deposits with banks	10,852	32,018
Net change in certificates of deposit	46
Net cash provided by investing activities	17,646	22,924

FINANCING ACTIVITIES:
Net change in noninterest-bearing deposits	1,848	(2,175)
Net change in interest-bearing deposits	(16,529)	(30,360)
Sale (purchase) of treasury stock	20	(381)
Proceeds from issuance of trust preferred securities	—	5,000
Principal payments on debt	(200)	(530)
Decrease in advances from Federal Home Loan Bank	(2,739)	—
Dividends paid	(312)	(341)
Net cash used in financing activities	(17,912)	(28,787)

Net change in cash and cash equivalents	2,195	(4,243)

Cash and and cash equivalents, beginning of period	11,117	14,437

Cash and and cash equivalents at end of period	$13,312	$10,194

Supplemental disclosures of cash paid during the period for:
Interest	$3,384	$4,714

Income taxes	$628	$290

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$(571)	$1,481

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

The following table presents the Company’s results of operations on a pro forma basis as if the acquisition was completed on January 1, of each respective year:

For the nine months ended September 30, 2003:

	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments		Pro Forma Combined

Revenues	$18,231	$967	$19,198	—		$19,198
Net Income	$1,892	$(3,592)	$(1,700)	$3,728	(1)	$2,028
EPS						$0.98

(1)  Amount reflects adjustments made for change in control payments, fees paid for early termination of Federal Home Loan Bank advances, cancellation of contracts and other costs incurred as a result of the acquisition.

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

Critical Accounting Policies

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

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at September 30, 2003 were $362,114,000, an increase of $82,624,000 or 30% compared to $279,490,000 at December 31, 2002. This increase is primarily due to the acquisition of CFS Bancshares, Inc. (the “Alabama Division”), a bank holding company in Birmingham, Alabama on February 28, 2003.  The acquisition of CFS Bancshares, Inc. allows the Company to extend its geographical base and provides new avenues for the Bank to sell its products and services. Accordingly, many significant changes in the financial condition of the Company are attributed to this acquisition.

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

Other assets increased $2,172,000 to $7,995,000 at September 30, 2003.  This increase is attributed to several components including an increase in accrued interest receivable of $537,000, an increase in other real estate owned of $508,000, and an increase in federal income tax benefit of $1,243,000 obtained in the acquisition of the Alabama Division.

Total liabilities increased $81,595,000 to $338,043,000 at September 30, 2003 compared to $256,448,000 at December 31, 2002. Total deposits, a component of total liabilities, increased $65,929,000 to $294,540,000.  Approximately $69,908,000 of the increase is attributed to the Alabama Division at September 30, 2003.  Another significant component of total liabilities, advances from Federal Home Loan Bank increased $16,211,000 to $34,961,000.  This increase is primarily due to the $18,950,000 in advances from the Federal Home Loan Bank acquired from the Alabama Division at February 28, 2003.

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
	(Amounts in thousands,except financial ratios)

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

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, origination fees from Mortgage Services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $4,258,000 for the nine month period ended September 30, 2003, an increase of $152,000 or 4% compared with the same period ended September 30, 2002. This increase is primarily due to a $78,000 increase in service charges on deposits and a $388,000 increase in gains on the sale of securities.  These increases were partially offset by a decrease of $322,000 in other operating income attributed to various immaterial components of other operating income including other recoveries.

For the three month period ended September 30, 2003, noninterest income totaled $1,717,000, an increase of $425,000 or 33% compared to the three month period ended September 30, 2002.  This increase is due to a $413,000 increase in gains on sales of securities and an $86,000 increase in service charges on deposits.  These increases were partially offset by a decrease of $82,000 in other operating income attributed to various immaterial components of other operating income including other recoveries.

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

Other operating expenses increased $399,000 or 9% to $4,612,000 for the nine month period ended September 30, 2003, compared to $4,213,000 for the same period in 2002.  This increase is primarily due to the Company reserving $250,000 to satisfy a jury award which the Company is appealing.  For the three month period ended September 30, 2003, other operating expenses increased $497,000 primarily as a result of the $250,000 jury award and operating activity of the Alabama Division acquired on February 28, 2003.

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

CAPITAL RESOURCES

Shareholders’ equity increased $1,029,000 for the nine months ended September 30, 2003, primarily due to the increase in retained earnings.  Retained earnings increased by $1,579,000 to $16,500,000 due to net earnings for the nine month period of $1,892,000, partially offset by dividends paid to shareholders.  On March 15, 2003, the Company paid cash dividends of approximately $312,000 to stockholders of record as of March 1, 2003.  The annual dividend rate in 2003 was $0.15 per common share.  Also, for the nine month period ended September 30, 2003, accumulated other comprehensive income decreased $571,000 to an unrealized loss of $169,000, compared with an unrealized gain of $402,000 at December 31, 2002.  The decrease is due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale investment portfolio.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about market risk is as follows (in thousands):

	Carrying Value	Fair Value	% Increase (Decrease) in Fair Value due to Rate Movement
			Down 100bps	Up 100 bps

Investments	$114,170	$114,284	2.65%	(4.59)%
Loans	203,977	202,836	1.60	(1.40)
Interest-bearing deposits	230,298	220,172	1.14	(1.21)
Other borrowings	40,501	42,299	6.53	(6.05)

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

CITIZENS BANCSHARES CORPORATION

Date: April 12, 2004	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: April 12, 2004	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and
Chief Operating Officer

Date: April 12, 2004	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer