Form 10-K
period 2003-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2004-04-14
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-14535

Citizens Bancshares Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1631302
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

75 Piedmont Avenue, N.E., Atlanta, Georgia	30302
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (404) 659-5959

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒  Yes   ☐  No.

Indicate the number of shares outstanding for each of the registrant’s classes of common stock as of the latest practicable date: 1,980,547 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated : (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1890).

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements.  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify the forward-looking statements.  The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

(1)                                  The effects of future economic conditions;

(2)                                  Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

(3)                                  The risks of unexpected changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

(4)                                  The effects of competition from other financial institutions and companies in the financial services industry; and

(5)                                  The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

The Company

General

The Company was incorporated as a Georgia business corporation in 1972 and became a bank holding company by acquiring all of the common stock of Citizens Trust Bank (the “Bank”).  The Company’s election to become a financial holding company was approved by the Federal Reserve Bank of Atlanta on December 20, 2000.  The Bank is the Company’s only operating subsidiary.  The Company was organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services.  The holding company structure provides flexibility for expansion of the Company’s banking business through the possible acquisition of other financial service institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws.  For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets.  In the event that the Bank’s growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

Over the years, the Company has completed several acquisitions.  On January 30, 1998, the Company merged with First Southern Bancshares, Inc., whose banking subsidiary, First Southern Bank simultaneously merged into the Bank.  On March 10, 2000, the Company acquired Mutual Federal Savings Bank, a failing minority bank, from the Federal Deposit Insurance Corporation.  On February 28, 2003, the Company acquired CFS Bancshares, Inc., a minority-owned savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank.  This acquisition has resulted in a significant expansion of the Company’s market area.

The Company may make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders.  Such acquisitions, if any, will be subject to certain regulatory approvals and requirements.  See “Business - Bank Holding Company Regulations.”

Minority Control

A majority of the outstanding shares of the Company’s Common Stock is held by minority individuals.  The Company thus views itself as having a social obligation to help members of the minority community.  Accordingly, a majority of the Bank’s customers are from the minority communities.

The Bank

General

The Bank, a state bank headquartered in Atlanta, Georgia, was organized in 1921 and is a member of the Federal Reserve System.

The Bank’s home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303. The Bank operates eleven branch offices located in Atlanta, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama.  The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Greene Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services.  The Bank has an inactive subsidiary.

The Bank does not engage in any line of business in addition to normal commercial banking activities.  The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank’s revenues derived from customers in foreign countries.

The Bank’s Primary Service Area

The Bank’s primary service area consists of Fulton and DeKalb Counties, along with certain portions of Rockdale County; through its branch in Columbus, the Bank also serves Muscogee County, Georgia, and now through its branches in Birmingham and Eutaw, it serves Jefferson and Greene Counties, Alabama.  The primary focus of the Bank is the small business and commercial/service firms in the area plus individuals and households who reside in or commute to the area.  The majority of the Bank’s customers are drawn from the described area.

Competition

The Bank must compete for both deposit and loan customers with other financial institutions with greater resources than are available to the Bank.  Currently, there are numerous branches of regional and local banks, as well as other types of entities offering financial services, located in the Bank’s market area.

Deposits

The Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts.  The sources of deposits typically are residents and businesses and their employees within the Bank’s market area, obtained through personal solicitation by the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media.  The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

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

Consumer Loans

The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. This category of loans also includes loans secured by second mortgages on the residences of borrowers.

Commercial Lending

Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank’s legal lending limits and which are existing deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers and obtained for a variety of business purposes.

Investments

As of December 31, 2003, investment securities comprised approximately 30% of the Bank’s assets, with loans (net of loan loss reserves) comprising approximately 58% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.  Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.  It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations.  Management of the Bank seeks to invest the largest portion of the Bank’s assets in consumer/installment, commercial and construction loans.

The Bank’s asset/liability mix is monitored on a daily basis with a report reflecting the interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank’s Board of Directors on a monthly basis.  The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

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

Employees

As of December 31, 2003, the Bank had 174 full-time equivalent employees (the Company has no employees who are not also employees of the Bank).  The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•                  Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•                  Acquiring all or substantially all of the assets of any bank; or

•                  Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transactions are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•                  the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•                  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity.  The Bank Holding Company Act expressly lists the following activities as financial in nature:

•                  Lending, trust and other banking activities;

•                  Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•                  Providing financial, investment, or advisory services;

•                  Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•                  Underwriting, dealing in or making a market in securities;

•                  Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•                  Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•                  Merchant banking through securities or insurance affiliates; and

•                  Insurance company portfolio investments.

In addition, activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•                  Factoring accounts receivable;

•                  Making, acquiring, brokering or servicing loans and usual related activities;

•                  Leasing personal or real property;

•                  Operating a non-bank depository institution, such as a savings association;

•                  Trust company functions;

•                  Financial and investment advisory activities;

•                  Conducting discount securities brokerage activities;

•                  Underwriting and dealing in government obligations and money market instruments;

•                  Providing specified management consulting and counseling activities;

•                  Performing selected data processing services and support services;

•                  Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•                  Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Support of Subsidiary Institutions.  Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank.  This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it.  In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full.  In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member bank, it is primarily subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta.  The Federal Reserve and the Georgia Department of Banking and Finance regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law.

The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching.  Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance.  In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia.  The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws.  Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state.  Currently, Georgia has not opted-in to this provision.  Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia.  This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition.  However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited.  Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in.  Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.  At December 31, 2003, we qualified for the well-capitalized category.

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

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  This assessment rate is adjusted annually and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

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

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate of more than 6% on any obligation for which the borrower is a person on active duty with the United States Military.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•                  The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  The Home Mortgage Disclosure Act of  1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•                  The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•                  The Soldiers’ and Sailors’ Relief Act of 1940, , governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•                  The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit.  On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries.  GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks.  Therefore, the Bank is exempt from the requirements of GAFLA.

The deposit operations of the Bank are subject to:

•                  The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2003 our ratio of total capital to risk-weighted assets was 12% and our ratio of Tier 1 Capital to risk-weighted assets was 11%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2003, our leverage ratio was 6%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  See “—Prompt Corrective Action.”

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  See “—Prompt Corrective Action” above.

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year.  Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of:

•                  loans or extensions of credit to affiliates;

•                  investment in affiliates;

•                  the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

•                  loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•                  any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA).  These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.  The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

The FCRA Amendments include, among other things:

•                  new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•                  new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•                  for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•                  a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions.

Prior to the effective date of the FCRA Amendments, the Bank will implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism.  Most of these requirements and limitations took effect in 2002.  Additional “know your customer” rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act.  The Bank has implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

SELECTED STATISTICAL INFORMATION

The following statistical information is provided for the Company for the years ended December 31, 2003, 2002 and 2001.  The data is presented using daily average balances.  The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Average Balance Sheets, Interest Rates, and Interest Differentials

Condensed consolidated average balance sheets for the years indicated are presented below (amounts in thousands):

	2003			2002			2001
	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:
Loans, net (a)	$198,296	$14,781	7.45%	$157,867	$12,748	8.08%	$158,289	$14,866	9.39%

Investment securities:
Taxable (b)	91,006	2,852	3.13%	55,529	2,984	5.37%	41,092	2,445	5.95%
Nontaxable (c)	21,989	1,431	6.51%	20,704	1,436	6.94%	13,223	930	7.03%
Federal funds sold	982	11	1.12%	493	8	1.62%	937	31	3.31%
Interest bearing deposits	4,183	144	3.44%	14,505	324	2.23%	16,377	606	3.70%
Total interest-earning assets	316,456	$19,219	6.07%	249,098	$17,500	7.03%	$229,918	$18,878	8.21%

Other non-interest earning assets	36,058			29,179			30,165

Total Assets	$352,514			$278,277			$260,083

Liabilities and stockholders’ equity:

Interest bearing liabilities:

Deposits:
Interest bearing demand and savings	$104,945	$818	0.78%	$89,702	$1,253	1.40%	$77,071	$1,819	2.36%
Time	119,713	2,413	2.02%	91,350	2,796	3.06%	92,232	4,606	4.99%
Other borrowings	42,271	1,223	2.89%	18,529	867	4.68%	11,340	691	6.09%
Total interest bearing liabilities	$266,929	$4,454	1.67%	$199,581	$4,916	2.46%	$180,643	$7,116	3.94%

Other non-interest bearing liabilities	61,644			56,096			57,092
Stockholders’ equity (d)	23,941			22,600			22,348

Total liabilities and stockholders’ equity	$352,514			$278,277			$260,083

Excess of interest-earning assets over Interest-bearing liabilities	$49,527			$49,517			$49,275

Ratio of interest-earning assets to Interest-bearing liabilities	118.55%			124.81%			127.28%

Net interest income		$14,765			$12,584			$11,762

Net interest spread			4.40%			4.57%			4.27%

Net interest yield on interest earning assets			4.67%			5.05%			5.12%

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

The following table sets forth, for the year ended December 31, 2003, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2003	2002	(decrease)	Volume	Rate
Interest earned on:

Loans, net (b)	$14,781	$12,748	$2,033	$3,139	$(1,106)
Taxable investment securities (c)	2,852	2,984	(132)	1,509	(1,641)
Tax-exempt investment securities (d)	1,431	1,436	(5)	86	(91)
Federal funds sold	11	8	3	7	(4)
Interest bearing deposits	144	324	(180)	(293)	113
Total interest income	19,219	17,500	1,719	4,448	(2,729)

Interest paid on:

Savings & interest-bearing demand deposits	818	1,253	(435)	166	(601)
Time deposits	2,413	2,796	(383)	718	(1,101)
Other borrowed funds	1,223	867	356	899	(543)
Total interest expense	4,454	4,916	(462)	1,783	(2,245)

Net interest income	$14,765	$12,584	$2,181	$2,665	$(484)

(a)          The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)         Included in interest earned on loans are fees of approximately $744,000 in 2003 and $700,000 in 2002.  Includes interest income recognized on nonaccrual loans during 2003 and 2002.

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

The following table sets forth, for the year ended December 31, 2002, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2002	2001	(decrease)	Volume	Rate
Interest earned on:

Loans, net (b)	$12,748	$14,866	$(2,118)	$(37)	$(2,081)
Taxable investment securities (c)	2,984	2,445	539	817	(278)
Tax-exempt investment securities (d)	1,436	930	506	523	(17)
Federal funds sold	8	31	(23)	(11)	(12)
Interest bearing deposits	324	606	(282)	(56)	(226)
Total interest income	17,500	18,878	(1,378)	1,236	(2,614)

Interest paid on:

Savings & interest-bearing demand deposits	1,253	1,819	(566)	291	(857)
Time deposits	2,796	4,606	(1,810)	(36)	(1,774)
Other borrowed funds	867	691	176	387	(211)
Total interest expense	4,916	7,116	(2,200)	642	(2,842)

Net interest income	$12,584	$11,762	$822	$594	$228

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

Investment Securities

The carrying values of investment securities - held to maturity and investment securities - available for sale at the indicated dates are presented below:

	December 31,
	2003	2002	2001
	(amounts in thousands)
Held to Maturity:

U. S. Treasury and U. S. Government agency securities	$3,000	$—	$—
Mortgage-backed securities	2,004	—	—
State, county, and municipal securities	5,549	2,376	2,676

Totals	$10,553	$2,376	$2,676

	December 31,
	2003	2002	2001
	(amounts in thousands)
Available for Sale:

U. S. Treasury and U. S. Government agency securities	$14,908	$4,037	$20,118
Mortgage-backed securities	67,187	16,289	25,489
State, county, and municipal securities	14,038	32,335	14,485
Equity securities	1,168	1,311	1,487

Totals	$97,301	$53,972	$61,579

The following table shows the contractual maturities of all investment securities at December 31, 2003 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

			Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield

U.S. Treasury and U.S. Government agencies	$—	—	$6,123	3.40%	$11,785	4.18%	$—		—

Mortgage-backed securities (a)	88	6.78%	437	5.37%	21,359	3.61%	47,307		3.65%

State, County, and Municipal Securities	155	4.50%	879	4.88%	5,826	4.64%	12,726		4.19%

Other equity securities (b)	—		—		—		1,169	(b)

Totals	$243		$7,439		$38,970		$61,202

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

The Company did not have any investments with a single issuer which exceeded 10% of the Company’s stockholders’ equity at December 31, 2003, except for U.S. Treasury and U.S. Government agencies and mortgage-backed securities as shown in the table above.

Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

	December 31,
	2003 (1)	2002	2001	2000	1999

Commercial, financial, and agricultural	$16,918,832	$53,940,235	$49,335,968	$48,462,227	$45,766,378
Installment	13,342,380	5,651,586	8,154,154	9,606,215	11,935,202
Real estate - mortgage	135,194,156	96,998,722	78,290,855	68,275,993	48,197,864
Real estate - construction	15,381,354	14,058,286	10,817,161	11,640,371	6,840,121
Other	32,378,057	5,376,387	12,603,013	23,421,863	21,129,141
	213,214,779	176,025,216	159,201,151	161,406,669	133,868,706
Less: Net deferred loan fees	589,563	537,430	247,537	231,488	246,517
Allowance for loan losses	3,239,703	2,629,753	2,002,842	2,672,919	1,612,187
Discount on loans acquired from FDIC	571,636	781,153	1,039,657	1,150,374	—
	$208,813,877	$172,076,880	$155,911,115	$157,351,888	$132,010,002

(1)  Certain loans were reclassified in 2003 to conform to regulatory reporting requirements.

In December 2002, the Company securitized a pool of loans under a program sponsored by Fannie Mae. The net book value of the loans securitized of approximately $4.7 million was reclassified to investment securities available for sale as a result of the securitization.  During 2003 these investments were sold.

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta.

The Company’s loans to area churches were approximately $36.6 million and $37.7 million at December 31, 2003 and 2002, respectively, which are generally secured by real estate.  The Company also has approximately $27.3 million and $26.3 million in loans to area convenience stores at December 31, 2003 and 2002, respectively.  The balance of churches and convenience stores loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table sets forth certain information at December 31, 2003, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company’s loans (amounts in thousands):

	Due after
	One year or less	Between one and five years	After five years	Total

Commercial, financial, and agricultural	$3,449	$9,473	$3,997	$16,919
Installment	2,184	10,684	474	13,342
Real estate - mortgage	19,148	49,604	66,442	135,194
Real estate - construction	2,886	9,434	3,061	15,381
Other	980	21,454	9,945	32,379
	$28,647	$100,649	$83,919	$213,215

Loans due after one year:
Having predetermined interest rates				$116,501
Having floating interest rates				68,067
Total				$184,568

Actual repayments of loans may differ from the contractual maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties.  Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayments of such loans.

Nonperforming Assets

Nonperforming assets include nonperforming loans and real estate acquired through foreclosure.  Nonperforming loans consist of loans which are past due with respect to principal or interest more than 90 days (“past-due loans”) or have been placed on nonaccrual of interest status (“nonaccrual loans”).  Generally, past-due loans and nonaccrual loans which are delinquent more than 90 days will be charged off against the Company’s allowance for possible loan losses unless management determines that the loan has sufficient collateral to allow for the recovery of unpaid principal and interest and reasonable prospects for the resumption of principal and interest payments.

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

At December 31, 2003 and 2002, the recorded investment in loans considered to be impaired was $10,301,000 and $8,872,000, respectively. The related allowance for loan losses for these loans was $1,977,000 and $1,365,000 at December 31, 2003 and 2002, respectively. The average investment in impaired loans during 2003 and 2002 was approximately $8,698,000 and 4,001,000, respectively. Interest income recognized on impaired loans was approximately $1,393,000, $1,059,000, and $556,000 in 2003, 2002, and 2001, respectively. Interest income recognized on a cash basis was approximately $300,000, $246,000, and $48,000 in 2003, 2002, and 2001, respectively.

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

Nonperforming loans increased to $6,477,000 at December 31, 2003, from $4,333,000 at December 31, 2002.  Real estate acquired through foreclosure increased by $1,323,000 to $2,053,000 at December 31, 2003.  Nonperforming assets represent 4.06% of loans net of unearned income, discounts and real estate acquired through foreclosure at December 31, 2003, as compared to 2.49% at December 31, 2002.

The table below presents a summary of the Company’s nonperforming assets at December 31, as follows (amounts in thousands, except financial ratios):

	2003	2002	2001	2000	1999

Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$6,477	$4,333	$1,761	$1,832	$1,114
Past-due loans	—	—	442	11	140
Nonperforming loans	6,477	4,333	2,203	1,843	1,254

Real estate acquired through foreclosure	2,053	730	29	-	318
Total nonperforming assets	$8,530	$5,063	$2,232	$1,843	$1,572

Ratios:
Nonperforming loans to loans, net of unearned income and discount	3.05%	2.49%	1.40%	1.15%	0.94%

Nonperforming assets to loans, net of unearned income, discount and real estate acquired through foreclosure	4.06%	2.92%	1.41%	1.15%	1.17%

Nonperforming assets to total assets	2.37%	1.81%	0.76%	0.69%	0.73%

Allowance for loan losses to nonperforming loans	50.02%	60.69%	90.92%	145.04%	128.56%

Allowance for loan losses to nonperforming assets	37.98%	51.94%	89.74%	145.04%	102.56%

Interest income on nonaccrual loans, which would have been reported, is summarized as follows:

	December 31,
	2003	2002	2001	2000	1999

Interest at contracted rate	$1,093,000	$354,000	$235,000	$147,000	$144,000
Interest recorded as income	300,000	246,000	48,000	85,000	131,000

Reduction of interest income	$793,000	$108,000	$187,000	$62,000	$13,000

Allowance for Loan Losses

The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to expense:

	December 31,
	2003	2002	2001	2000	1999
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income and discount	$212,054	$174,707	$157,972	$160,026	$133,622

Average loans, net of unearned income, discounts and the allowance for loan losses	$198,296	$157,867	$158,289	$159,583	$120,185

Allowance for loans losses at the beginning of year	$2,630	$2,003	$2,673	$1,612	$1,703

Loans charged-off:
Commercial, financial, and agricultural	1,437	840	2,510	457	104
Real estate - loans	765	245	570	658	240
Installment loans to individuals	402	751	276	777	301
Total loans charged off	2,604	1,836	3,356	1,892	645

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	256	503	359	62	2
Real estate - loans	464	151	343	438	139
Installment loans to individuals	243	149	174	309	126
Total loans recovered	963	803	876	809	267

Net loans charged-off	1,641	1,033	2,480	1,083	378

Allocation of discount on purchased loans	—	—	—	1,400	—

Allowance acquired in acquisition	608	—	—	—	—

Additions to allowance for loan losses charged to expense	1,643	1,660	1,810	744	287

Allowance for loan losses at end of year	$3,240	$2,630	$2,003	$2,673	$1,612

Ratio of net loans charged-off to average loans, net of unearned income, discounts and the allowance for loan losses	0.83%	0.65%	1.57%	0.68%	0.31%

Allowance for loan losses to loans, net of unearned income	1.52%	1.51%	1.27%	1.67%	1.21%

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for loan losses. Recoveries of previously charged–off amounts are credited to the allowance for loan losses.

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.  For the year ended 2003, provisions for loan losses totaled $1,643,000 compared to $1,660,000 in 2002.  The increase in the provision for loan losses, for both 2003 and 2002, was due to providing adequate coverage for losses based on the poor payment performance bought on by the downturn in the U. S. economy.  Approximately $1,300,000 of the $2,604,000 in loans charged-off in 2003 is attributed to a $2.2 million loan that was in default.

The allowance for loan losses at year ended December 31, 2003 was approximately $3,240,000, representing 1.52% of total loans, net of unearned income compared to approximately $2,630,000 at December 31, 2002, which represented 1.51% of total loans, net of unearned income.

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

Allocation of Allowance for Loan Losses

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below.  This allocation is based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such other factors that, in the judgment of management, deserve recognition in estimating loan losses.  Regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the Company’s valuation of real estate acquired through foreclosure.  Such agencies may require the Company to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination.  Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur.  The amount of such components of the allowance for loan losses and the ratio of each loan category to total loans outstanding are presented below (amounts in thousands, except financial ratios):

	Commercial, financial, and agricultural	Installment and other	Real estate	Total

December 31, 2003 Allowance	$1,923	$368	$949	$3,240
Percent of loans in each caterory to total loans	7.9%	21.4%	70.7%	100.0%

December 31, 2002 Allowance	$806	$165	$1,659	$2,630
Percent of loans in each caterory to total loans	30.6%	6.3%	63.1%	100.0%

December 31, 2001 Allowance	$966	$318	$719	$2,003
Percent of loans in each caterory to total loans	31.0%	13.0%	56.0%	100.0%

December 31, 2000 Allowance	$1,487	$120	$1,066	$2,673
Percent of loans in each caterory to total loans	30.0%	20.5%	49.5%	100.0%

December 31, 1999 Allowance	$333	$260	$1,019	$1,612
Percent of loans in each caterory to total loans	34.2%	24.7%	41.1%	100.0%

Deposits

The average amount of and average rate paid on deposits by category for the last three years are presented below:

	Years Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$58,682,302	—%	$53,537,843	—%	$54,475,615	—%
Savings and interest-bearing demand deposits	104,944,894	0.78%	89,701,455	1.79%	77,071,261	2.82%
Time deposits	119,713,363	2.02%	91,350,483	3.06%	92,232,415	4.99%

Total average deposits	$283,340,559	1.14%	$234,589,781	1.88%	$223,779,291	3.03%

The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2003:

3 months or less	$26,855
Over 3 months through 6 months	36,941
Over 6 months through 12 months	37,432
Over 12 months	21,351

Total	$122,579

Short Term Borrowings

There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of stockholders’ equity for each of the years ended December 31, 2003, 2002, and 2001.

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

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities over a one year horizon as of December 31, 2003.

	Cumulative amounts as of December 31, 2003 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$88	$155	$7,439	$100,172	$107,854
Loans	10,906	17,742	100,648	83,919	213,215
Certificates of deposit	1,400	783	800	—	2,983
Interest-bearing deposits with banks	108	—	—	—	108
Total interest-sensitive assets	$12,502	$18,680	$108,887	$184,091	$324,160

Investment-sensitive liabilities:
Interest-bearing deposits (a)	$125,204	$74,521	$21,074	$148	$220,947
Other borrowings	40,961	540	5,000	10,000	56,501
Total interest-sensitive liabilities	$166,165	$75,061	$26,074	$10,148	$277,448

Interest-sensitivity gap	$(153,663)	$(56,381)	$82,813	$173,943	$46,712

Cumulative interest-sensitivity gap to total interest-sensitive assets	(47.40)%	(64.80)%	(39.25)%	14.41%	14.41%

(a) Savings, NOW, and money market deposits totaling  $98,364 are included in the maturing in 3 months classification.

ITEM 2.       DESCRIPTION OF PROPERTIES

The Bank’s main office building is located at 75 Piedmont Avenue, N.E., Atlanta, , Georgia.  The Bank also operates eleven branch offices:  the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at Stonecrest Mall, 2929 Turner Hill Road, Lithonia, Georgia, which is leased (the lease expires in February 2006); the office located at 6 Eleventh Street, Columbus, Georgia, which is leased (the lease expires in November 2004); the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; the office located at Bessemer Road, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank.

Other than normal commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in entities primarily engaged in real estate activities.

ITEM 3.                                                     LEGAL PROCEEDINGS

On September 24, 2003, a jury awarded $250,000 against the Company in a dispute involving a foreclosure.  The Company is appealing the case and is seeking to have the jury award reversed.  There are no other material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company’s common stock, $1.00 par value (“Common Stock”), is traded on the Nasdaq Bulletin Board, but there is limited trading.  The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2001.  The prices set forth below reflect only information that has come to management’s attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid

March 31, 2002	$8.05	$6.20
June 30, 2002	$8.20	$6.90
September 30, 2002	$8.00	$6.51
December 31, 2002	$7.25	$6.30
March 31, 2003	$7.20	$6.20
June 30, 2003	$11.25	$6.70
September 30, 2003	$12.00	$10.00
December 31, 2003	$13.00	$11.00

As of March 15, 2004, there were approximately 1,455 holders of record of Common Stock.

The Company paid an annual cash dividend of $0.16 per share in 2002, and $0.15 per share in 2003.  The Company’s dividend policy in the future will depend on the Bank’s earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company.  See “Description of Business — Bank Regulation.”

The Company issued no unregistered common stock in 2003.

ITEM 6.                          SELECTED FINANCIAL DATA

The information required by this item is included herein in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under Part I, Item 1, “Description of Business.”

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Citizens Bancshares Corporation and subsidiaries (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through its home office and seven full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, and as of February 28, 2003, two full-service branches in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama.  Additionally, in 2001 the Company operated a wholly owned mortgage brokerage subsidiary, Citizens Trust Bank Mortgage Services, Inc. (“CTBM”), which provided mortgage brokerage services to its customers.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The following discussions of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes, appearing in other sections of this Annual Report.

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, the words “believe,” “anticipates,” “plan,” expects,” and similar expressions are intended to identify forward-looking statements.

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

Critical Accounting Policies

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

In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the following as the most critical accounting policies upon which its financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments by the Company’s management.  The Company’s most critical accounting policies are:

Investment Securities —  The Company classifies investments in one of three categories based on management’s intent upon purchase:  held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2003, 2002 or 2001.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield.  Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.  Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security.  A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Loans — Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses.   Interest income on loans is recognized on a level yield basis.  Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level-yield method.  Discounts on loans purchased are accreted using the level yield method over the estimated remaining life of the loan purchased.  The accretion and amortization of loan fees, origination costs, and premiums and discounts are presented as a component of loan interest income on the Consolidated Statements of Income.

Allowance for Loan Losses — The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based on individual assets and their related cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets.  For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of chargeoffs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates.  The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a quarterly basis a comprehensive review of the adequacy of allowance for loan losses is performed.  This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit.  Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

A description of the Company’s other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Selected Financial Data

The following selected financial data for Citizens Bancshares Corporation and subsidiaries should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in another section of this Annual Report.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$14,279	$12,097	$11,447	$11,778	$10,435
Provision for loan losses	$1,643	$1,660	$1,810	$744	$287
Net income	$1,505	$1,436	$1,290	$2,101	$1,881
Per share data:
Net income - basic	$0.73	$0.68	$0.59	$0.95	$0.87
Book value	$11.56	$11.08	$10.23	$9.98	$8.47
Cash dividends declared	$0.15	$0.16	$0.17	$0.16	$0.15
Balance sheet data:
Loans, net of unearned income and discounts	$212,054	$174,707	$157,914	$160,026	$133,622
Deposits	$276,780	$228,611	$259,619	$230,863	$182,813
Notes payable	$540	$740	$1,270	$640	$835
Advances from Federal Home Loan Bank	$46,961	$18,750	$10,000	$10,000	$10,000
Trust Preferred Securities	$5,000	$5,000	$—	$—	$—
Total assets	$360,443	$279,490	$296,261	$267,278	$215,510
Average stockholders’ equity	$23,941	$22,600	$22,348	$20,006	$18,467
Average assets	$352,514	$278,277	$260,083	$249,272	$209,403
Ratios:
Net income to average assets	0.43%	0.52%	0.50%	0.84%	0.90%
Net income to average stockholders’ equity	6.29%	6.35%	5.77%	10.50%	10.19%
Dividend payout ratio	20.72%	23.54%	29.00%	16.97%	17.26%
Average stockholders’ equity to average assets	6.79%	8.12%	8.59%	8.03%	8.82%

In 2003, the Company reported net income of $1,505,000, a 5 percent increase over net income of $1,436,000 in 2002, which represented an 11 percent increase over 2001.  Basic and diluted earnings per share for 2003 was $0.73 and $0.72, respectively, compared with basic and diluted earnings per share of $0.68 per share in 2002 and $0.59 per share in 2001, representing a 7 percent increase in 2003 and a 15 percent increase in 2002, for basic net income per share.  Pretax income for 2003 increased $204,000 or 13 percent over 2002 while income tax expense increased 104 percent over the same period.  The increase in the effective tax rate in 2003 is due to the tax effects of temporary differences that give rise to $51,000 of additional deferred tax expense compared to a $252,000 deferred tax benefit in 2002. The statutory federal rate was 34 percent for both 2003 and 2002.

In 2003, average interest earning assets increased 27 percent over 2002, due principally to the acquisition of CFS Bancshares, Inc.  Average loans receivable, net increased 26 percent and average investment securities increased 48 percent, partially offset by a 71 percent decrease in interest-bearing deposits with banks over 2002.  The average earning asset mix in 2003 was consistent with 2002 for loans receivable-net at 63 percent for both 2003 and 2002, respectively, and total investment securities at 36 percent and 31 percent for 2003 and 2002, respectively.  Management on a continuous basis monitors the mix of earning assets in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

The ratio of average stockholders’ equity to average assets is one measure used to determine capital strength.  Overall, the Company’s capital position remains strong as the ratio of average stockholders’ equity to average assets for 2003 was 7 percent compared to 8 percent in 2002 and 9 percent in 2001.   Another key capital ratio, the Company’s net income to average stockholders’ equity (return on equity), was 6 percent in 2003, 2002, and 2001.

Financial Condition

At December 31, 2003, The Company’s total assets increased by $80,953,000, or 29 percent to $360,443,000 compared to total assets of $279,490,000 at December 31, 2002.  This increase is primarily due to the acquisition of CFS Bancshares, Inc. a bank holding company in Birmingham, Alabama on February 28, 2003.  The acquisition of CFS Bancshares, Inc. allows the Company to extend its geographical base and provides new avenues for the Bank to sell its products and services.  Accordingly, many of the significant changes in the financial condition of the Company are attributed to this acquisition.

The following table summarizes the assets and liabilities acquired from CFS Bancshares, Inc.:

Cash and cash equivalents, net of cash paid	$2,091,000
Investment securities	59,265,000
Loans	32,875,000
Premises and equipment	3,223,000
Other assets	2,871,000
Deposits assumed	(80,610,000)
Federal Home Loan Bank advances	(18,950,000)
Other liabilities	(765,000)

Interest-bearing deposits with banks decreased $15,084,000 or 99 percent at December 31, 2003 as compared to December 31, 2002.  This decrease was offset by a $51,506,000 or 91 percent increase in investment securities available for sale and held to maturity over 2002.  Similarly, loans receivable-net increased $36,737,000 or 21 percent at the end of 2003 as compared to the end of 2002.  In 2003, interest-bearing deposits with banks decreased $15,084,000 or 99 percent.  These decreases were offset partially by a $36,737,000 or 21 percent increase in loans receivable-net at the end of 2003.

Premises and equipment increased $2,429,000 or 36 percent at December 31, 2003 as compared to December 31, 2002.  In 2003, the Company sold a branch building and terminated an in-store branch lease to reduce overhead cost.   Cash value of life insurance, a comprehensive compensation program for senior management and the directors of the Company, increased approximately $1,270,000 during 2003 as a result of additional premiums paid and earnings on such premiums.   Other assets increased $1,798,000 or 35 percent as compared to December 31, 2002.  This increase is primarily due to $362,000 of goodwill, $373,000 of core deposit intangible asset, and $1,563,000 of deferred tax benefits acquired in the acquisition of CFS Bancshares, Inc., partially offset by the amortization of a previously acquired core deposit intangible asset in the amount of $352,000.

Investment Portfolio

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position, while at the same time producing adequate levels of interest income.

At December 31, 2003, investment securities comprised approximately 30 percent of the Company’s assets.  The investment portfolio had a fair market value of $108,028,000 and an amortized cost of $107,718,000, resulting in an unrealized gain of $310,000. Investment securities comprised approximately 20 percent of the Company’s assets at December 31, 2002.  The investment portfolio had a fair market value of $56,484,000 and an amortized cost of $55,739,000, resulting in an unrealized gain of $745,000.

Investments classified as held-to-maturity as of December 31, 2003, were $10,553,000, at amortized cost ($10,727,000 estimated fair value), compared to $2,376,000, at amortized cost ($2,511,000 estimated fair value) as of December 31, 2002.  Total investments classified as available-for-sale were $97,301,000, at fair value ($97,165,000 amortized cost) as of December 31, 2003, compared to $53,972,000 at fair value ($53,364,000 amortized cost) as of December 31, 2002.

The following table shows the contractual maturities of all investment securities at December 31, 2003 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and U.S. Government agencies	$—	—	$6,123	3.40%	$11,785	4.18%	$—	—

Mortgage-backed securities (a)	88	6.78%	437	5.37%	21,359	3.61%	47,307	3.65%

State, County, and Municipal Securities	155	4.50%	879	4.88%	5,826	4.64%	12,726	4.19%

Other equity securities (b)	—		—		—		1,169

Totals	$243		$7,439		$38,970		$61,202

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

Provision and Allowance for Loan Losses

The allowance for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors which, in management’s judgment, deserve recognition in estimating loan losses.  The Company’s process for determining an appropriate allowance for loan losses includes management’s judgement and use of estimates.

Reviews of nonperforming loans, designed to identify potential charges to the reserve for possible loan losses, as well as to determine the adequacy of the reserve, are made on a continuous basis during the year.  These reviews are conducted by the responsible lending officers, a separate independent review process, and the internal audit division. They consider such factors as trends in portfolio volume, quality, maturity and composition; industry concentrations; lending policies; new products; adequacy of collateral; historical loss experience; the status and amount of non-performing and past-due loans; specific known risks; and current, as well as anticipated specific and general economic factors that may affect certain borrowers.  The conclusions are reviewed and approved by senior management. When a loan, or a portion thereof, is considered by management to be uncollectible, it is charged against the reserve. Any recoveries on loans previously charged off are added to the reserve.

The provision for loan losses is the annual cost of providing the allowance or reserve for the estimated losses on loans in the portfolio.  The charge against operating earnings is necessary to maintain the allowance for loan losses at an adequate level as determined by management.  The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management’s estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  In 2003, the provision for loan losses charged against operating earnings were $1,643,000, which was consistent with the 2002 provision of $1,660,000.

The Company’s allowance for loan losses was approximately $3,240,000 or 1.52 percent of loans receivable-net of unearned income at December 31, 2003, and $2,630,000 or 1.51 percent of loans receivable-net of unearned income at December 31, 2002.  Management believes that the allowance for loan losses at December 31, 2003 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

Deposits

Deposits remain the Company’s primary source of funding loan growth.  Total deposits at December 31, 2003 increased by $48,168,000, or 21 percent to $276,780,000 compared with $228,611,000 at December 31, 2002.  The Company has Corporate and Governmental customers that have significant deposit and withdrawal activities that impact deposits balance significantly.

Average interest-bearing deposits at December 31, 2003 totaled $224,658,000, an $43,606,000 or 24 percent increase over 2002 of $181,052,000.  The increase in average interest-bearing deposits was primarily attributable to a 17 percent increase in average interest-bearing demand deposits and savings deposits, and a 31 percent increase in average time deposits.  At December 31, 2003, average noninterest-bearing deposits increased by $5,144,000 or 10 percent over 2002.  For additional information about deposit maturities and composition, see Note 6, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

While the Company continues to emphasize funding earning asset growth through deposits, average earning assets growth has exceeded deposit growth.  As a result, the Company relied on other borrowings as a supplemental funding source.  During 2003, the Company’s average borrowed funds increased $23,742,000 to $42,271,000.  The average interest rate on other borrowings was 2.89 percent in 2003 and 4.68 percent in 2002. Other borrowings primarily consist of Federal funds purchased, Federal Home Loan Bank (the “FHLB”) advances, notes payable and a pooled trust preferred securities.  The Bank had an average outstanding advance from the FHLB of $36,191,000 in 2003 and $15,229,000 in 2002.  The advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.  Notes payable average balance was $605,000 in 2003 compared to $803,000 in 2002.  The average balance of Federal funds purchased was $475,000 in 2003.  There were no Federal funds purchased during 2002.

In 2002, the Company issued $5,000,000 of pooled trust preferred securities to increase its capital position to purchase CFS Bancshares, Inc., a bank holding company which wholly owns Citizens Federal Savings Bank of Birmingham, Alabama.  The Company completed the purchase of CFS Bancshares, Inc. on February 28, 2003.  The outstanding pooled trust preferred securities at December 31, 2003 and 2002 was $5,000,000.  For additional information regarding the Company’s other borrowings, see Note 7, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

The following tables identify the Company’s aggregated information about contractual obligations and commercial commitments at December 31, 2003.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total

FHLB advances	$36,961,150	$—	$—	$10,000,000	$46,961,150
Federal funds purchased	4,000,000	—	—	—	4,000,000
Short-term debt	539,647	—	—	—	539,647
Pooled trust preferred	—	—	5,000,000	—	5,000,000
Operating leases	386,711	356,458	—	—	743,169
	$41,887,508	$356,458	$5,000,000	$10,000,000	$57,243,966

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total

Commitments to extend credit	$35,314,000	$—	$—	$—	$35,314,000
Commercial letters of credit	201,000	—	—	—	201,000
	$35,515,000	$—	$—	$—	$35,515,000

Liquidity Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that would exceed 50 percent of the Bank’s prior year net income.  The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2003, the amount the Bank could pay was approximately $970,000 in dividends to the Company without prior regulatory approval.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

Capital Resources

Stockholders’ equity increased by $902,000 during 2003.  This increase is primarily due to increases in retained earnings of $1,193,000, partially offset by $312,000 decrease in accumulated other comprehensive income.

Dividends of $312,000 were paid on the Company’s common stock in 2003, representing an 8 percent decrease over 2002.  This decrease is primarily attributed to the reduction of common shares outstanding due to treasury stock purchases and a reduction in the annual dividend rate to $0.15 per common share in 2003 from $0.16 per common share in 2002.  The dividend payout ratio was 21 percent, 24 percent and 29 percent for 2003, 2002 and 2001, respectively.  The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.  The Company has satisfied its capital requirements principally through the retention of earnings.  The ratio of average shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength.  Overall, the Company’s capital position remains strong as the ratio of average stockholders’ equity to average assets for 2003 was 6.79 percent compared with 8.12 percent in 2002.

In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Company and the Bank are required to maintain.  These risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off of the balance sheet.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4 percent of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100 percent of Tier 1 Capital.  At December 31, 2003 our ratio of total capital to risk-weighted assets was 12 percent and our ratio of Tier 1 Capital to risk-weighted assets was 11 percent.

Also, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3 percent for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies, including the Company, generally are required to maintain a leverage ratio of at least 4 percent. At December 31, 2003, our leverage ratio was 6 percent.

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

Net interest income, on a fully tax-equivalent basis, accounted for 73 percent of net interest income and noninterest income before provision for loan losses in 2003, 68 percent in 2002 and 58 percent in 2001.  The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates.  The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors.  The ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures.  Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

The following table represents the Company’s net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.  Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2003, 2002, 2001.

	December 31,
	2003	2002	2001

Interest Income	$18,733	$17,012	$18,563
Tax-equivalent adjustment	487	488	315

Interest income, tax-equivalent basis	19,220	17,500	18,878
Interest expense	(4,454)	(4,916)	(7,116)

Net interest income, tax equivalent basis	14,766	12,584	11,762

Provision for loan losses	(1,643)	(1,660)	(1,810)
Noninterest income	5,545	6,012	8,537
Noninterest expense	(16,413)	(14,884)	(16,676)

Income before income taxes	2,255	2,052	1,813

Income tax expense	(263)	(128)	(208)
Tax-equivalent adjustment	(487)	(488)	(315)
Income tax expense, tax-equivalant basis	(750)	(616)	(523)

Net income	$1,505	$1,436	$1,290

Net interest income on a tax-equivalent basis for 2003 increased 2,182,000 or 17 percent over 2002 after increasing $822,000 or 7 percent in 2002 as compared to 2001.  The increase in 2003 was primarily due to the increase in earning assets acquired from the acquisition of CFS Bancshares, Inc.  The increase in 2002 were due to the Company’s ability to increase earning assets through investment securities purchases and its ability to manage the average rate paid on interest-bearing liabilities.

The average rate paid on interest-bearing liabilities decreased 79 basis points from 2002 to 2003, while yields on earning assets decreased 96 basis points over the same period.  The average rate paid on interest-bearing liabilities decreased 148 basis points from 2001 to 2002, while yields on earning assets decreased 118 basis points over the same period.   The Company’s net interest yield on interest earning assets in 2003, 2002, and 2001 was 4.67 percent, 5.05 percent, and 5.12 percent, respectively.

As compared to 2002, the 2003 yield on average earning assets decreased due to decreases in yields on all asset categories.  As a result of falling interest rate during 2003, the Company’s investment securities and loans portfolios prepaid at a faster rate than expect resulting in lower yields.  Investment securities and loans yields decreased 267 basis points and 63 basis points, respectively from 2002 to 2003. In 2003, average earning assets increased $67,358,000 due primarily to a $36,762,000 increase in average investment securities and a $40,429,000 increase in average loans receivable-net, partially offset by a $10,322,000 decrease in average interest bearing deposits with banks.  For the year ended December 31, 2003, total interest income increased $1,720,000 or 10 percent over 2002 due primarily to a $2,033,000 or 16 percent increase in interest income on loans receivable-net, partially offset by a $136,000 decrease in investment securities income.

Total interest expense decreased $462,000 or 3 percent in 2003 due to a 79 basis point decrease in the average rate paid.  Interest expense on deposits decreased $818,000 or 20 percent, partially offset by a $356,000 increase in interest paid on other borrowings.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, mortgage origination fees, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. Noninterest income totaled $5,546,000 in 2003, a decrease of 8 percent compared to 2002.

Fee income from service charges on deposit accounts increased 3 percent in 2003 and decreased 8 percent in 2002.  A large component of the Company’s service charges on deposit accounts is related to insufficient funds, returned check charges, and other customer service fees.  The volume of insufficient funds and returned check charges fluctuates monthly.

Gains on sales of securities were $716,000, $1,164,000 and $1,051,000 in 2003, 2002 and 2001, respectively.  The Company liquidated portions of its investment portfolio in anticipation of changes in market conditions and to offset increases in the provision for loan losses.  Gains on sale of assets were $58,000 in 2003, $2,000 in 2002, and $390,000 in 2001.  Gains realized in 2003 and 2001 primarily represent the sales of non-strategic branches.

Origination fees from mortgage activities decreased $1,388,000 or 92 percent in 2002.  Over the past several years, the Company’s mortgage activities have been unfavorably impacted by decreased loan volume and poor financial performances.  During 2002, the Company realigned its mortgage subsidiary’s operations to become a department of the Bank.   As a department of the Bank, a significant portion of 2002 and all 2003 mortgage operations are incorporated into the Bank’s financial operations.

Other operating income decreased $59,000 or 5 percent in 2003, and decreased $558,000 or 31 percent in 2002.  The decrease in 2002 is attributed to the Bank not receiving a grant received from the U.S. Department of the Treasury through its Bank Enterprise Award Program.  This program provides community banks the opportunity to increase loans and financial services within the inner city.  In 2002, the Congress of the United States did not renew the Bank Enterprise Award Program.  In 2001, the Bank received a Bank Enterprise Award in the amount of $396,000.

Noninterest Expense

Noninterest expense totaled $16,413,000 in 2003, an increase of 10 percent compared to the previous year.  This increase is primarily due to the acquisition of CFS Bancshares, Inc., in 2003.  The Company acquired three full service branches in Alabama and additional associated expense of operating the acquired branch network.  Noninterest expense decreased $1,792,000 in 2002, a decrease of 11 percent compared to 2001 as a result of the closure of the mortgage subsidiary and the realignment of its operations as a department of the Bank.  Also, in 2002, the Company benefited from the elimination of overhead expenditures associated with several unprofitable branches closed in 2001.

Salaries and employee benefits expense increased $274,000 or an increase of 4 percent due to the growth of the Bank’s employee base after acquiring CFS Bancshares, Inc.  Salaries and employee benefits expense decreased 5 percent during 2002.  The decrease in salaries and employee benefits during 2002 was primarily due to decreased employee headcount as the Company consolidated several under performing branches and its mortgage subsidiary to control overhead expenses. Salaries and employee benefits expense decreased $389,000 in 2002.

Net occupancy and equipment expense increased 29 percent in 2003 due to the acquisition of CFS Bancshares, Inc., as the Company obtained a three branch network in Alabama.  This increase was partially offset by the closure of a branch and the sale of a branch building.  Net occupancy and equipment expense decreased 4 percent in 2002.  The decrease in net occupancy and equipment expense in 2002 was due primarily to the closure of three branches in 2001.

Other operating expenses increased $575,000 or 11 percent in 2003 to $5,978,000.  This increase is due to the acquisition of CFS Bancshares, Inc., and a $250,000 jury award that the Company is appealing.  Other operating expenses decreased $1,312,000 or 20 percent in 2002 to $5,402,000.  The decrease in 2002 is primarily due to the reduction of other losses by $534,000, marketing and advertising expenses by $216,000, and legal services by $167,000.  These reductions reflect management’s effort to reduce and control non-revenue generating costs, with the exception of marketing cost.  The reductions in marketing cost are attributable to using community based marketing publications and radio advertising, which were more cost effective in reaching the Company’s target market, instead of television advertising.

Income Taxes

Income tax expense increase $134,000 or 104 percent to $263,000 for the year ended December 31, 2003.   The effective tax rate as a percentage of pretax income was 15 percent in 2003, 8 percent in 2002, and 14 percent in 2001.  The statutory federal rate was 34 percent during 2003, 2002, and 2001.  The increase in the effective tax rate in 2003 is due to the tax effects of temporary differences that give rise to $51,000 of additional deferred tax expense compared to a $252,000 deferred tax benefit in 2002.  For further information concerning the provision for income taxes, refer to Note 8, Income Taxes, in the Notes to Consolidated Financial Statements.

Quarterly Financial Data (Unaudited)

The following table presents the Company’s quarterly financial data for the years ended December 31, 2003 and 2002 (amounts in thousands):

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002

Interest Income	$4,395	$5,023	$4,554	$4,761	$4,181	$4,281	$4,253	$4,297
Interest expense	1,181	1,346	1,051	876	1,412	1,229	1,140	1,135
Net Interest income	3,214	3,677	3,503	3,885	2,769	3,052	3,113	3,162

Provision for loans loss	215	65	100	1,263 (1)	175	225	190	1,070
Non-interest income	1,149	1,392	1,717	1,288	1,352	1,462	1,292	1,906
Non-interest expense	3,386	4,066	4,416	4,546	3,600	3,821	3,857	3,606
Income before income taxes	762	938	704	(636)	346	468	358	392

Income tax expense (benefit)	158	219	135	(249)	25	39	27	37

Net income (loss)	$604	$719	$569	$(387)	$321	$429	$331	$355

Basic net income (loss) per common and common equivalent share outstanding	$0.29	$0.35	$0.27	$(0.18)	$0.15	$0.20	$0.16	$0.17

Diluted net income (loss) per common and common equivalent share outstanding	$0.29	$0.35	$0.27	$(0.19)	$0.15	$0.20	$0.16	$0.17

(1)               In the fourth quarter of 2003, the Company charged-off $1.3 million due to a $2.2 million loan that is in default, resulting in an increase in its provision for loans loss.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, during 2003 the Company continued to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

The Company’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, for the years ended December 31:

	2003	2002	2001

As reported net income available to common stockholders	$1,505,040	$1,435,537	$1,290,341
Less: stock-based compensation expense determined under fair value method, net of tax	(15,165)	(15,145)	—

Pro forma net income	1,489,875	1,420,392	1,290,341

As reported earnings per share	$0.73	$0.68	$0.59
Pro forma earnings per share	$0.72	$0.68	$0.59
As reported earnings per diluted share	$0.72	$0.68	$0.59
Pro forma earnings per diluted share	$0.72	$0.68	$0.59

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

The fair values of the options granted in 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.37%; expected volatility of 46%; risk free interest rate of 4.88% and an expected life of four years. The fair value of the 2002 Option grant was approximately $52,000. No options were granted in 2003 or 2001.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement amends SFAS No.133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this

Standard and all of its required disclosures.  For additional information, see Note 8, Employee Benefits.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE’s) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE’s created after January 31, 2003 and for VIE’s in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Staff Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003),” which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE’s, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The adoption of FIN 46 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Impact of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services.  Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Firstly, the Company has adopted an asset/liability management program to monitor the Company’s interest rate sensitivity and to ensure the Company is competitive in the loans and deposit market.  Secondly, the Company performs periodic reviews to ensure its banking services and products are priced appropriately.  Various information shown elsewhere in the Company’s 10-K and in the Notes to Consolidated Financial Statements, should be considered in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has adopted an asset liability management program to monitor the Company’s interest rate sensitivity risk and to ensure that the Company is competitive in the lending and deposit markets.  Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.  During the three year period ended December 31, 2003, the Company did not enter into any derivative financial instruments such as futures, forwards, swaps or options.  Additionally, refer to our interest sensitive management and liquidity disclosures included in the Company’s Annual Report to Shareholders for the year ended December 31, 2003 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following table presents the effect of a 100 basis points positive and negative interest rate fluctuation on the Company’s interest-rate sensitive assets and liabilities at December 31, 2003 (in thousands):

	2003
	Carrying Value	Estimated Fair Value	Down 100 bp	Up 100 bp
	(in thousands)
Financial assets:
Interest-bearing deposits with banks	$108	$108	—%	—%
Cetificates of deposit	2,983	2,983	—	—
Investment securities	107,854	108,028	2.77	(4.32)
Loans—net	208,814	208,830	1.38	(1.68)

Financial liabilities:
Deposits	220,947	213,765	1.38	(1.30)
Federal funds purchased	4,000	4,000	—	—
Notes payable	540	540	—	—
Advances from Federal Home Loan Bank	46,961	48,071	2.18	(2.09)
Trust preferred securities	5,000	5,045	—	—

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Citizens Bancshares Corporation

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
April 12, 2004

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

Cash and due from banks, including reserve requirements of $5,024,000 and $4,797,000 at December 31, 2003 and 2002, respectively	$11,693,534	$11,117,482
Interest-bearing deposits with banks	108,065	15,191,949
Certificates of deposit	2,983,328	3,095,000
Investment securities available for sale, at fair value (amortized cost of $97,164,826 and $53,363,511 at December 31, 2003 and 2002, respectively)	97,301,392	53,972,076
Investment securities held to maturity, at cost (estimated fair value of $10,726,802 and $2,511,496 at December 31, 2003 and 2002, respectively)	10,552,696	2,375,797
Other investments	2,733,950	2,225,850
Loans receivable—net	208,813,877	172,076,880
Premises and equipment—net	9,160,961	6,731,658
Cash surrender value of life insurance	8,150,075	6,879,840
Foreclosed real estate—net	2,052,587	729,652
Other assets	6,892,301	5,094,074

	$360,442,766	$279,490,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$55,832,587	$62,394,399
Interest-bearing deposits	220,946,964	166,216,829

Total deposits	276,779,551	228,611,228

Accrued expenses and other liabilities	3,218,840	3,347,533
Federal funds purchased	4,000,000	—
Notes payable	539,647	739,668
Trust preferred securities	5,000,000	5,000,000
Advances from Federal Home Loan Bank	46,961,150	18,750,000

Total liabilities	336,499,188	256,448,429

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 15,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230,065	2,230,065
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding	90,000	90,000
Additional paid-in capital	7,444,693	7,444,693
Retained earnings	16,114,049	14,920,870
Treasury stock at cost, 249,518 and 240,996 shares at December 31, 2003 and 2002, respectively	(2,025,363)	(2,046,027)
Accumulated other comprehensive income, net of income taxes	90,134	402,228

Total stockholders’ equity	23,943,578	23,041,829

	$360,442,766	$279,490,258

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001

Interest income:
Loans, including fees	$14,781,046	$12,748,511	$14,866,320
Investment securities:
Taxable	2,668,512	2,814,364	2,264,668
Tax-exempt	945,149	947,865	614,428
Dividends	183,692	169,590	180,498
Federal funds sold	10,640	7,612	31,355
Interest-bearing deposits	143,964	324,524	606,141

Total interest income	18,733,003	17,012,466	18,563,410

Interest expense:
Deposits	3,230,852	4,049,159	6,424,804
Other borrowings	1,223,499	866,676	691,365
Total interest expense	4,454,351	4,915,835	7,116,169

Net interest income	14,278,652	12,096,631	11,447,241

Provision for loan losses	1,643,200	1,660,165	1,810,000

Net interest income after provision for loan losses	12,635,452	10,436,466	9,637,241
Noninterest income:
Service charges on deposits	3,604,889	3,498,771	3,803,535
Gains on sales of securities	716,435	1,164,196	1,051,239
Gains on sales of assets	57,633	2,496	389,770
Mortgage origination fees	—	121,048	1,508,989
Other operating income	1,166,641	1,225,415	1,783,327

Total noninterest income	5,545,598	6,011,926	8,536,860

Noninterest expense:
Salaries and employee benefits	7,373,399	7,099,256	7,488,021
Occupancy and equipment	3,062,191	2,382,591	2,473,780
Other operating expenses	5,977,554	5,402,364	6,714,477

Total noninterest expense	16,413,144	14,884,211	16,676,278

Income before income taxes	1,767,906	1,564,181	1,497,823

Income tax expense	262,866	128,644	207,482

Net income	$1,505,040	$1,435,537	$1,290,341

Net income per share—basic	$0.73	$0.68	$0.59

Net income per share—diluted	$0.72	$0.68	$0.59

Weighted average outstanding shares:
Basic	2,075,313	2,101,555	2,175,458
Diluted	2,079,877	2,101,675	2,175,642

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

			Nonvoting Common Stock		Additional				Other
	Common Stock				Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2000	2,230,065	2,230,065	90,000	90,000	7,444,693	12,907,112	(115,526)	(1,089,853)	414,967	21,996,984

Net income	—	—	—	—	—	1,290,341	—	—	—	1,290,341
Unrealized holding gains on investment securities available for sale—net of taxes of $66,501	—	—	—	—	—	—	—	—	129,090	129,090
Less reclassification adjustment for holding gains included in net income-net of taxes of $357,421	—	—	—	—	—	—	—	—	(693,818)	(693,818)
Comprehensive income										725,613
Purchase of treasury stock	—	—	—	—	—	—	(76,326)	(575,491)	—	(575,491)
Dividends declared—$0.17 per share	—	—	—	—	—	(374,223)	—	—	—	(374,223)

Balance—December 31, 2001	2,230,065	2,230,065	90,000	90,000	7,444,693	13,823,230	(191,852)	(1,665,344)	(149,761)	21,772,883

Net income	—	—	—	—	—	1,435,537	—	—	—	1,435,537
Unrealized holding gains on investment securities available for sale—net of taxes of $680,185	—	—	—	—	—	—	—	—	1,320,358	1,320,358
Less reclassification adjustment for holding gains included in net income-net of taxes of $395,827	—	—	—	—	—	—	—	—	(768,369)	(768,369)
Comprehensive income										1,987,526
Purchase of treasury stock	—	—	—	—	—	—	(49,144)	(380,683)	—	(380,683)
Dividends declared—$0.16 per share	—	—	—	—	—	(337,897)	—	—	—	(337,897)

Balance—December 31, 2002	2,230,065	$2,230,065	90,000	$90,000	$7,444,693	$14,920,870	(240,996)	$(2,046,027)	$402,228	$23,041,829

Net income	—	—	—	—	—	1,505,040	—	—	—	1,505,040
Unrealized holding gains on investment securities available for sale—net of taxes of $82,812	—	—	—	—	—	—	—	—	160,753	160,753
Less reclassification adjustment for holding gains included in net income—net of taxes of $243,588	—	—	—	—	—	—	—	—	(472,847)	(472,847)
Comprehensive income										1,192,946
Purchase of treasury stock	—	—	—	—	—	—	(10,953)	—	—	—
Sale of treasury stock	—	—	—	—	—	—	2,431	20,664	—	20,664
Dividends declared—$0.15 per share	—	—	—	—	—	(311,861)	—	—	—	(311,861)

Balance—December 31, 2003	2,230,065	$2,230,065	90,000	$90,000	$7,444,693	$16,114,049	(249,518)	$(2,025,363)	$90,134	$23,943,578

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$1,505,040	$1,435,537	$1,290,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,643,200	1,660,165	1,810,000
Provision for losses on foreclosed real estate	271,332	29,987	—
Depreciation	1,083,601	971,255	1,143,655
Amortization and accretion—net	1,627,790	(232,685)	(442,339)
Provision for deferred income taxes	51,492	(252,098)	533,082
Gains on sales and disposals of investments and property - net	(682,136)	(1,166,692)	(1,441,009)
Changes in assets and liabilities, net of acquisition:
Change in mortgage loans held for sale	—	422,500	(158,757)
Proceeds from sale of property held for sale	—	—	509,119
Change in other assets	(1,424,902)	1,073,387	(30,935)
Change in accrued expenses and other liabilities	(1,113,811)	(909,230)	(180,619)

Net cash provided by operating activities	2,961,606	3,032,126	3,032,538

INVESTING ACTIVITIES:
Net change in interest-bearing deposits with banks	15,236,956	22,066,222	(24,253,910)
Net change in certificates of deposit	111,672	—	(2,100,000)
Proceeds from the sales and maturities of investments:
Securities available for sale	54,225,637	68,324,691	68,658,215
Securities held to maturity	603,721	300,000	555,000
Purchases of securities available for sale	(40,902,201)	(54,323,294)	(68,851,441)
Purchases of securities held for maturity	(7,228,747)	—	—
Purchase of other investments	(5,449,849)	(715,000)	—
Proceeds from sales of other investments	4,941,749	—	—
Net cash and cash equivalents acquired from CFS Bancshares	2,090,789	—	—
Net change in loans	(5,441,050)	(23,431,139)	(205,565)
Purchases of premises and equipment	(535,943)	(929,440)	(661,442)
Proceeds from sale of premises and equipment	231,388	—	420,090
Decrease (increase) of cash surrender value of life insurance policies	(993,000)	137,071	(944,137)
Net proceeds from sale of foreclosed real estate	395,179	375,000	—

Net cash provided by (used in) investing activities	17,286,301	11,804,111	(27,383,190)

(Continued)

	2003	2002	2001

FINANCING ACTIVITIES:
Net change in deposits	$(32,441,787)	$(30,656,103)	$26,938,178
Net borrowings from warehouse line of credit	—	—	330,574
Proceeds from note payable	—	—	499,914
Principal payments on note payable	(200,021)	(530,574)	(200,000)
Proceeds from trust preferred securities	—	5,000,000	—
Net change in Federal Home Loan Bank advances	13,261,150	8,750,000	—
Dividends paid	(311,861)	(337,897)	(374,223)
Sale of treasury stock	20,664	—	—
Purchase of treasury stock	—	(380,683)	(575,491)

Net cash (used in) provided by financing activities	(19,671,855)	(18,155,257)	26,618,952

Net change in cash and cash equivalents	576,052	(3,319,020)	2,268,300

CASH AND CASH EQUIVALENTS
Beginning of year	11,117,482	14,436,502	12,168,202

End of year	$11,693,534	$11,117,482	$14,436,502

Supplemental disclosures of cash paid during the year for:
Interest	$4,458,021	$6,251,210	$6,998,190
Income taxes	628,000	568,195	1,169,713

Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	1,516,693	1,137,144	29,000
Securitized loans	—	4,669,289	—
Change in unrealized gain (loss) on investment securities available for sale—net of tax	(312,094)	551,989	(564,728)

Supplemental disclosures of acquisition of CFS Bancshares:
Loans	32,874,972	—	—
Other assets	65,359,722	—	—
Deposits assumed	(80,610,109)	—	—
Other liabilities	(19,715,374)	—	—

Net cash and cash equivalents acquired from acquistion	$(2,090,789)	$—	$—

See notes to consolidated financial statements.

(Concluded)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2003

1.                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Citizens Bancshares Corporation and subsidiaries (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through eight full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, and as of February 28, 2003, two full-service branches in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama.  Additionally, in 2001 the Company operated a wholly owned mortgage brokerage subsidiary, Citizens Trust Bank Mortgage Services, Inc. (“CTBM”), which provided mortgage brokerage services to its customers.  During 2003 and 2002, the Company was operated as one segment.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation—The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term are the allowance for loan losses and valuation allowances associated with the recognition of deferred tax assets.

Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand and amounts due from banks and federal funds sold. The Federal Reserve Bank (the “FRB”) requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company’s daily average balance with the FRB. This reserve requirement represents 3% of the Company’s daily average deposit balance between $6.6 million and $38.8 million and 10% of the Company’s daily average deposit balance above $38.8 million.

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2003, 2002, or 2001.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield.  Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Other Investments— Other investments consist of Federal Home Loan Bank stock and Federal Reserve Bank stock which are restricted and have no readily determinable market value. These investments are carried at cost.

Loans and Allowance for Loan Losses—Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is recognized on a level yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level yield method. Premiums and discounts on loans purchased are amortized and accreted using the level yield method over the estimated remaining life of the loan purchased.  The accretion and amortization of loan fees, origination costs, and premiums and discounts are presented as a component of loan interest income on the Consolidated Statements of Income.

Management considers a loan to be impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more as to either principal or interest, unless the loan is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, current period accrued and uncollected interest is charged-off against interest income on loans unless management believes the accrued interest is recoverable through the liquidation of collateral. Interest income, if any, on impaired loans is recognized on the cash basis.

The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. These estimates for losses are based on individual assets and their related cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses. Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a quarterly basis, a comprehensive review of the adequacy of the allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit.

Loans are charged-off against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

Mortgage Servicing Rights—The Company allocates the total cost of a whole mortgage loan originated or purchased to mortgage servicing rights and loans based on relative fair values. Amounts capitalized as mortgage servicing rights are amortized over the period of, and in proportion to, estimated future net servicing income. The Company assesses its capitalized mortgage servicing rights for impairment based on independent appraisals of the market values of those rights. Impairments are recognized as a valuation allowance. The independent appraisals value such rights in consideration of prevailing interest rates, prepayment and default rates, and other relevant factors as appropriate. At December 31, 2003 and 2002, the fair values of mortgage servicing rights were $81,568 and $181,568, respectively, and are presented as a component of other assets in the consolidated balance sheets.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The costs of maintenance and repairs, which do not improve or extend the useful life of the respective assets, are charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment is as follows:

Buildings and improvements	5-40 years
Furniture and equipment	3-10 years

Foreclosed Real Estate—Foreclosed real estate is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings.

Intangible Assets—Finite lived intangible assets of the Company represent deposit assumption premiums recorded upon the purchase of certain assets and liabilities from other financial institutions. Deposit assumption premiums are amortized over seven years, the estimated average lives of the deposit bases acquired, using the straight-line method and are included within other assets on the Consolidated Balance Sheets.

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  The Company performs a two-step process in evaluating goodwill for impairment.  Step one in the Company’s methodology for estimating the fair value of the reporting unit to which goodwill is related primarily considers discounted future cash flows.  If the fair value of the reporting unit exceeds its carrying value, then no further testing is required.  If the carrying value of the reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any.  An impairment charge is recognized if the carrying value of the reporting unit’s goodwill exceeds its implied fair value.  As of December 31, 2003, the required annual impairment test of the Company’s goodwill was performed, which indicated no impairment.

The following table presents information about our intangible assets:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362,139	$—	$—	$—

Amortized intangible asset:
Core deposit intangibles	$2,836,345	$1,384,644	$2,463,665	$997,198

The following table presents information about aggregate amortization expense:

	For the Years Ended December 31,
	2003	2002	2001

Aggregate amortization expense of core deposit intangibles	$387,446	$351,952	$351,952

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:

2004	$405,192
2005	405,192
2006	405,192
2007	111,900
2008	53,240

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the portion of a deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Net Income Per Share—Basic net income per common share (“EPS”) is computed based on net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares.  The only potential common share equivalents are those related to stock options. Stock options which are anti-dilutive are excluded from the calculation of diluted EPS.

Stock Options—Stock options are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Stock option compensation expense was not recognized in the Company’s consolidated statements of income as all stock options granted had an exercise price greater than the fair value of the underlying common stock on the grant date.

Recently Issued Accounting Standards—In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, during 2003 the Company continued to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

The Company’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, for the years ended December 31:

	2003	2002	2001

As reported net income available to common stockholders	$1,505,040	$1,435,537	$1,290,341
Less: stock-based compensation expense determined under fair value method, net of tax	(15,165)	(15,145)	—

Pro forma net income	$1,489,875	$1,420,392	$1,290,341

As reported earnings per share	$0.73	$0.68	$0.59
Pro forma earnings per share	$0.72	$0.68	$0.59
As reported earnings per diluted share	$0.72	$0.68	$0.59
Pro forma earnings per diluted share	$0.72	$0.68	$0.59

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

The fair values of the options granted in 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.37%; expected volatility of 46%; risk free interest rate of 4.88% and an expected life of four years. The fair value of the 2002 Option grant was approximately $52,000. No options were granted in 2003 or 2001.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement amends SFAS No.133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this Standard and all of its required disclosures.  For additional information, see Note 9, Employee Benefits.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE’s) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE’s created after January 31, 2003 and for VIE’s in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Staff Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003),” which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE’s, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The adoption of FIN 46 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Reclassifications—Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

2.                        ACQUISITION

On February 28, 2003, the Company acquired CFS Bancshares, Inc., a savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank.   The Company has paid approximately $8,618,000 in cash for all outstanding shares of CFS Bancshares, Inc. tendered through December 31, 2003 and expects to pay an additional $437,000 upon the tender of the remaining outstanding shares, for a total purchase price of $9,055,000. This acquisition has resulted in a significant expansion of the Company’s market area and allows it to begin serving customers in the Birmingham metropolitan area.

The acquisition of CFS Bancshares, Inc. was accounted for as a purchase.  The fair value of the assets and liabilities acquired were determined by management and independent valuation specialists, and were recorded as of the date of purchase.  Goodwill of $362,139 was recorded as the purchase price exceeded the net fair value of the assets and liabilities acquired.  The Company recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $373,000 and is amortizing the amount over 7 years.

The Company has completed its review and determination of the fair values of the assets acquired and liabilities assumed.  A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

Estimated fair values:
Assets acquired	$109,380
Liabilities assumed	100,325
Purchase price	9,055
Less cash acquired	(11,146)
Net cash received	$2,091

The results of operations of CFS Bancshares, Inc., are included in the Company’s 2003 Consolidated Statement of Income for the period from March 1, 2003 to December 31, 2003.  The following table presents the Company’s results of operations on a pro forma basis as if the acquisition was completed on January 1, of each respective year:

December 31, 2003 (unaudited)	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments		Pro Forma Combined

Revenues	$24,279	$967	$25,246	—		$25,246
Net income (loss)	$1,505	$(3,592)	$(2,087)	$3,728	(1)	$1,641
Net income per share - basic and diluted						$0.79

(1)  Amount reflect adjustments made for change in control payments, fees paid for early termination of Federal Home Loan Bank advances, cancellation of contracts and other cost incurred as a result of the acquisition.

December 31, 2002 (unaudited)	Citizens Bancshares	CFS Bancshares	Subtotal	Pro Forma Adjustments	Pro Forma Combined

Revenues	$23,024	$6,720	$29,744	$—	$29,744
Net income	$1,435	$570	$2,005	$—	$2,005
Net income per share - basic and diluted					$0.95

3.                        INVESTMENT SECURITIES

Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2003:
U.S. Treasury and U.S. Government agency securities	$3,000,000	$9,094	$22,727	$2,986,367
State, county, and municipal securities	5,548,350	212,744	—	5,761,094
Mortgage-backed securities	2,004,346	10,620	35,625	1,979,341

Totals	$10,552,696	$232,458	$58,352	$10,726,802

At December 31, 2002: State, county, and municipal securities	$2,375,797	$135,699	$—	$2,511,496

Totals	$2,375,797	$135,699	$—	$2,511,496

Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2003:
U.S. Treasury and U.S. Government agency securities	$14,820,019	$95,518	$7,754	$14,907,783
State, county, and municipal securities	13,601,456	450,172	13,668	14,037,960
Mortgage-backed securities	67,343,351	240,792	397,094	67,187,049
Equity securities	1,400,000	—	231,400	1,168,600

Totals	$97,164,826	$786,482	$649,916	$97,301,392

At December 31, 2002:
U.S. Treasury and U.S. Government agency securities	$4,021,119	$15,945	$—	$4,037,064
State, county, and municipal securities	15,797,594	492,084	302	16,289,376
Mortgage-backed securities	32,144,768	204,486	14,618	32,334,636
Equity securities	1,400,030	—	89,030	1,311,000

Totals	$53,363,511	$712,515	$103,950	$53,972,076

The amortized costs and fair values of investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$155,000	$155,122	$88,211	$88,218
Due after one year through five years	655,099	703,099	6,727,810	6,783,715
Due after five years through ten years	6,136,168	6,176,912	32,660,964	32,833,356
Due after ten years	3,606,429	3,691,669	56,287,841	56,427,503
Equity securities (1)			1,400,000	1,168,600

	$10,552,696	$10,726,802	$97,164,826	$97,301,392

(1)  Equity securities are comprised of U.S. Government agency preferred stock issued by the Fannie Mae Corporation and the Federal Home Loan Mortgage Corporation.  These investments have no specific maturity date.

Gross realized gains on securities were $781,435, $1,165,622, and $1,051,239 in 2003, 2002, and 2001, respectively. Gross realized losses on securities were $65,000 and $1,426 in 2003 and 2002, respectively. There were no gross realized losses on securities during 2001.

Investment securities with carrying values of approximately $76,773,000 and $42,704,000 at December 31, 2003 and 2002, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

Loans Securitization—In December 2002, the Company securitized a pool of loans under a program sponsored by Fannie Mae. The net book value of the loans securitized of approximately $4.7 million was reclassified to investment securities available for sale as a result of the securitization.  During 2003 these investments were sold.

4.                        LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows:

	December 31,
	2003	2002

Commercial, financial, and agricultural	$16,918,832	$53,940,235
Installment	13,342,380	5,651,586
Real estate—mortgage	135,194,156	96,998,722
Real estate—construction	15,381,354	14,058,286
Other	32,378,057	5,376,387
	213,214,779	176,025,216

Less: Net deferred loan fees	589,563	537,430
Allowance for loan losses	3,239,703	2,629,753
Discount on loans acquired	571,636	781,153

	$208,813,877	$172,076,880

Certain loans were reclassified in 2003 to conform to regulatory reporting requirements.

Concentrations—The Company’s concentrations of credit risk are as follows:

•    A substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

•   The Company’s loans to area churches were approximately $36.6 million and $37.7 million at December 31, 2003 and 2002, respectively, which are generally secured by real estate.

•    The Company’s loans to area convenience stores were approximately $27.3 million and $26.3 million at December 31, 2003 and 2002, respectively.  Loans to convenience stores are generally secured by real estate.

Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2003	2002	2001

Balance at beginning of year	$2,629,753	$2,002,842	$2,672,919
Provision for loan losses	1,643,200	1,660,165	1,810,000
Allowance acquired in acquisition	607,745	—	—
Loans charged off	(2,604,420)	(1,836,652)	(3,355,858)
Recoveries on loans previously charged off	963,425	803,398	875,781

Balance—end of year	$3,239,703	$2,629,753	$2,002,842

Nonaccrual loans amounted to $6,477,268 and $2,052,061 at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, the recorded investment in loans considered to be impaired was $10,301,000 and $8,872,000, respectively. The related allowance for loan losses for these loans was $1,977,000 and $1,365,000 at December 31, 2003 and 2002, respectively. The average investment in impaired loans during 2003 and 2002 was approximately $8,698,000 and $4,001,000, respectively. Interest income recognized on impaired loans was approximately $1,393,000, $1,059,000, and $556,000 in 2003, 2002, and 2001, respectively. Interest income recognized on a cash basis was approximately $300,000, $246,000, and $48,000 in 2003, 2002, and 2001, respectively.

5.                        PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2003	2002

Land	$1,969,642	$1,386,474
Buildings and improvements	6,116,532	4,252,575
Furniture and equipment	4,461,845	6,876,069
	12,548,019	12,515,118
Less accumulated depreciation	3,387,058	5,783,460

	$9,160,961	$6,731,658

6.                      DEPOSITS

The following is a summary of interest-bearing deposits:

	2003	2002

Demand deposit and money market accounts	$54,840,031	$37,485,340
Savings accounts	43,523,694	44,060,984
Time deposits of $100,000 or more	77,186,914	46,386,492
Other time deposits	45,396,325	38,284,013

	$220,946,964	$166,216,829

At December 31, 2003, maturities of time deposits are approximately as follows:

2004	$101,232,659
2005	9,671,285
2006	6,263,751
2007	2,589,968
2008	2,677,248
2009 and thereafter	148,328
$122,583,239

7.                      OTHER BORROWINGS

Federal Funds Purchased—Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  At December 31, 2003, the Company had $4,000,000 outstanding at a rate of 1.28%.  No amounts were outstanding at December 31, 2002.

Notes Payable—At December 31, 2002, the Company had $739,668 outstanding under an unsecured note payable. The note bore interest at a rate of 50 basis points below the lender’s prime rate and was due in full on May 1, 2003. During 2003, the note was refinanced as part of a new unsecured note. At December 31, 2003, the note payable had an outstanding principal balance of $539,647. The note bears interest at a rate of 50 basis points below the lender’s prime rate (3.50% at December 31, 2003) and is payable quarterly. The principal balance is due in full on May 1, 2004.

Trust Preferred Securities—During 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007.  The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. At December 31, 2003, the interest rate on the trust preferred securities was 4.59%.

Federal Home Loan Bank Advances— The Company has outstanding a $10 million convertible advance at December 31, 2003 and 2002 bearing interest at a fixed rate of 5.82% due April 5, 2010.  The convertible advance is callable by the lender at the end of each fiscal quarter.  If called, the advance will convert into a flat three month LIBOR based floating rate advance.  At December 31, 2003 and 2002, the Company has variable rate advances of approximately $37 million and $8.7 million outstanding with an interest rate of 1.15% and 1.30%, respectively.  These advances are collateralized by a blanket lien on the Bank’s 1-4 family mortgage portfolio.

8.                      INCOME TAXES

The components of income tax expense consist of:

	2003	2002	2001

Current tax expense (benefit)	$211,374	$380,742	$(325,600)
Deferred tax (benefit) expense	51,492	(252,098)	533,082

	$262,866	$128,644	$207,482

Income tax expense for the years ended December 31, 2003, 2002, and 2001 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2003	2002	2001

Income tax expense at statutory rate	$600,759	$531,822	$509,260
Tax-exempt interest income—net of disallowed interest expense	(297,186)	(300,267)	(207,913)
Nondeductible expenses	23,105	18,095	6,107
Cash surrender value of life insurance income	(94,260)	(134,462)	(74,070)
Other—net	30,448	13,456	(25,902)

Income tax expense	$262,866	$128,644	$207,482

The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2003	2002
Deferred tax assets:
Net operating losses and credits	$890,035	$1,005,225
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,100,768	566,190
Nonaccrual loan interest	15,264	15,264
Postretirement benefit accrual	374,111	375,161
Premises and equipment	31,416	258,849
Other	407,751	65,020
Gross deferred tax asset	2,819,345	2,285,709
Valuation allowance	(974,708)	(1,136,002)
Total deferred tax assets	1,844,637	1,149,707
Deferred tax liabilities:
Purchased loan discount	320,000	400,000
Net unrealized gain on securities available for sale	46,432	206,912
Other	777,591	8,640
Total deferred tax liabilities	1,144,023	615,552
Net deferred tax assets	$700,614	$534,155

The Company has, at December 31, 2003, net operating loss carryforwards of approximately $10,102,000 for state income tax purposes, which expire in years 2004 through 2021. Due to the uncertainty relating to the realizability of these carryforwards, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a full valuation allowance has been provided for all state tax carryforwards.

9.                      EMPLOYEE BENEFITS

Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2003, 2002, and 2001, the Company recognized $102,062, $91,164, and $81,511, respectively, in expenses related to this plan.

Other Postretirement Benefits—In addition to the Company’s defined contribution plan, the Company sponsors postretirement medical and life insurance benefit plans for full-time employees who meet certain minimum age and service requirements. The plans contain cost sharing features with retirees and the Company funds benefit payments in the period incurred.

The following table presents the plans’ changes in accumulated benefit obligation for the years ended December 31, 2003 and 2002:

	2003	2002

Accumulated benefit obligation—beginning of year	$238,004	$226,793
Service cost	—	28,445
Interest cost	197	16,116
Actuarial gain	(233,675)	(19,929)
Company contributions for retirees	(439)	(13,421)

Accumulated benefit obligation—end of year	$4,087	$238,004

The following table presents the plans’ funded status reconciled with amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002:

	2003	2002

Funded status	$(4,087)	$(238,004)
Unrecognized transition obligation	—	176,502
Effects of curtainment	255,100	—
Unrecognized prior service cost	—	(83,513)
Unrecognized actuarial gain	(344,612)	(212,576)

Accrued postretirement benefit cost included in accrued expenses and other liabilities	$(93,599)	$(357,591)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2003	2002	2001

Service cost	$—	$28,445	$23,460
Interest cost	197	16,116	16,022
Net amortization	(8,650)	(7,179)	(7,535)

Net periodic postretirement benefit cost	$(8,453)	$37,382	$31,947

The Company used the following actuarial assumptions to determine our benefit obligations at December 31, 2003 and 2002, and our net periodic benefit cost for the years ended December 31, 2003, 2002, and 2001, as measured at December 31:

	2003	2002
Benefit Obligations

Weighted average discount rate	6.01%	6.75%
Assumed healthcare cost trend rate (1)	—	5.00%

	2003	2002	2001
Net Periodic Benefit Cost
Weighted average discount rate	6.75%	7.25%	7.75%
Assumed healthcare cost trend rate (1)	—	5.50%	6.00%

(1) The healthcare cost trend rate is assumed to decrease gradually to 5%.  As a result of the Company's curtailment of its postretirement medical plan during 2003, an assumed healthcare cost trend rate was not considered.

Benefit payments in 2004 are not expected to be material to the Company’s Consolidated Financial Statements.

On April 1, 2003, the Company curtailed its postretirement medical and life benefit plans.  The curtailment resulted in the discontinuation of the Company subsidizing life insurance benefits and providing postretirement medical care for all participants in the plans.  Those retirees who wish to continue to receive these benefits must pay the entire cost of the benefits.  The curtailment reduced the Company’s associated plan liabilities by $255,100 in 2003.  There was no termination, acquisition or other events that significantly reduce the expected years of future service of employees.

The Bank also has a postretirement benefit plan which provides retirement benefits to its key officers and Board members and provides death benefits for their designated beneficiaries. Under the plan, the Bank purchased whole life insurance contracts on the lives of certain key officers and Board members.

The increase in cash surrender value of the contracts, less the Bank’s premiums, constitutes the Bank’s contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2003 and 2002, the cash surrender value of these insurance contracts was $8,150,075 and $6,879,840, respectively.

10.               COMMITMENTS AND CONTINGENCIES

Credit Commitments and Commercial Letters—The Company, in the normal course of business, is a party to financial instruments with off-balance-sheet risk used to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and residential and commercial real estate. Commercial letters of credit are commitments issued by the Company to guarantee funding to a third party on behalf of a customer. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit and commercial letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations related to off-balance-sheet financial instruments as it does for the financial instruments recorded in the Consolidated Balance Sheet.

	Contractual Amount
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$35,314,000	$29,110,000
Commercial letters of credit	201,000	1,256,000

Mortgage-Backed Securities—In connection with servicing mortgage-backed securities guaranteed by Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors. Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorneys’ fees and other costs related to loans in foreclosure. These amounts are included as receivables within other assets in the consolidated balance sheets.

Leases—As of December 31, 2003, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2004	$386,711
2005	352,291
2006	4,167
2007	—
2008	—
Thereafter	—

$743,169

Rent expense in 2003, 2002, and 2001 was approximately $389,000, $435,000, and $497,000, respectively.

Legal—During 2003, a jury awarded a $250,000 judgment against the Company in a dispute involving a foreclosure.  The Company has accrued for this loss in the December 31, 2003 Consolidated Financial Statements and is appealing the case to have the jury award reversed.  Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial statements.

11.     STOCK OPTIONS

1998 Option—On January 30, 1998, the Company granted its president an option to purchase 17,500 shares of common stock of the Company at an exercise price of $9.88 per share (the “1998 Option”) as compared to trades of stock at $5.00 per share around the date of grant. The 1998 Option vests at a rate of 20% per year, commencing on January 30, 1999. The option’s term is ten years from the date of vesting, and at December 31, 2003, all options granted under the 1998 Option remained outstanding.

The fair value of the 1998 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.26%; expected volatility of 13%; risk free interest rate of 4% and an expected life of six years. The fair value of the 1998 Option grant was immaterial since the exercise price significantly exceeded the market price of the stock.

2002 Option—On January 16, 2002, the Company granted its president and certain senior officers options to purchase 21,100 shares of common stock of the Company at an exercise price of $7.00 per share (the “2002 Option”), which equaled the market price of the stock on the date of grant.  The 2002 Option vests at a rate of 33.3% per year, commencing on January 16, 2003. The option’s term is ten years from the date of grant, and at December 31, 2003, 17,800 options to purchase shares under the 2002 Option remained outstanding.

The fair value of the 2002 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.37%; expected volatility of 46%; risk free interest rate of 4.88% and an expected life of four years. The fair value of the 2002 Option grant was approximately $52,000.

A summary of the status of the Company’s stock options as of December 31, 2003, 2002, and 2001, and changes during the years ended on those dates is presented below:

	2003			2002		2001
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding—beginning of year	38,708	$8.29	6.85 years	20,516	$9.40	22,024	$9.21

Granted	—	—		21,100	7.00	—	—

Expired/Termined	(3,408)	6.84		(2,908)	6.81	(1,508)	6.63

Outstanding—end of year	35,300	$8.43	5.98 years	38,708	$8.29	20,516	$9.40

Options exercisable at year-end	23,433	$9.15		15,508	$9.56	13,516	$9.15

12.               NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2003, 2002, 2001.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Year ended December 31, 2003

Basic earnings per share	$1,505,040	2,075,313	$0.73
Effect of dilutive securities: option to purchase common shares	—	4,564	(0.01)

Diluted earnings per share	$1,505,040	2,079,877	$0.72

Year ended December 31, 2002

Basic earnings per share	$1,435,537	2,101,555	$0.68
Effect of dilutive securities: option to purchase common shares	—	120	—

Diluted earnings per share	$1,435,537	2,101,675	$0.68

Year ended December 31, 2001

Basic earnings per share	$1,290,341	2,175,458	$0.59
Effect of dilutive securities: option to purchase common shares	—	184	—

Diluted earnings per share	$1,290,341	2,175,642	$0.59

13.               FAIR VALUE OF FINANCIAL INSTRUMENTS

Following are disclosures of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination, or issuance.

Cash, Due From Banks, Federal Funds Sold, Interest-Bearing Deposits With Banks, and Certificates of Deposits—Carrying amount is a reasonable estimate of fair value due to the short-term nature of such items.

Investment Securities—Fair value of investment securities are based on quoted market prices.

Other Investments—The carrying amount of other investments approximates its fair value.

Loans—The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance—Cash values of life insurance policies are carried at the value for which such policies may be redeemed for cash.

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased— The carrying value of federal funds purchased approximates its carrying value.

Notes Payable—Notes payable bear a variable interest rate and the carrying value approximates fair value.

Advances from Federal Home Loan Bank—The fair values of advances from the Federal Home Loan Bank are estimated by discounting the future cash flows using the rates currently available to the Bank for debt with similar remaining maturities and terms.

Trust Preferred Securities—The fair value of the issuance is estimated by discounting future cash flows using the rates currently available to the Bank for debt with similar remaining maturities and terms.

Commitments to Extend Credit and Commercial Letters of Credit—Because commitments to extend credit and commercial letters of credit are made using variable rates, or are recently executed, the contract value is a reasonable estimate of fair value.

Limitations—Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$11,694	$11,694	$11,117	$11,117
Interest-bearing deposits with banks	108	108	15,192	15,192
Cetificates of deposit	2,983	2,983	3,095	3,095
Investment securities	107,854	108,028	56,348	56,484
Other investments	2,734	2,734	2,226	2,226
Loans—net	208,814	208,830	172,077	168,790
Cash surrender value of life insurance	8,150	8,150	6,880	6,880

Financial liabilities:
Deposits	276,780	263,496	228,611	219,626
Federal funds purchased	4,000	4,000	—	—
Notes payable	540	540	740	740
Advances from Federal Home Loan Bank	46,961	48,071	18,750	19,924
Trust preferred securities	5,000	5,045	5,000	5,129
Off-balance-sheet financial instruments:
Commitments to extend credit	35,314	35,314	29,110	29,110
Commercial letters of credit	201	201	1,256	1,256

14.               SHAREHOLDERS’ EQUITY

Capital Adequacy—The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the various regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003

Total capital (to risk weighted assets):
Consolidated	$24,637	12%	$16,623	8%	N/A	N/A
Bank	29,431	14%	16,565	8%	$20,707	10%

Tier I capital (to risk weighted assets):
Consolidated	22,032	11%	8,311	4%	N/A	N/A
Bank	26,384	13%	8,283	4%	12,424	6%

Tier I capital (to average assets):
Consolidated	22,032	6%	14,342	4%	N/A	N/A
Bank	26,384	8%	14,311	4%	17,888	5%

As of December 31, 2002

Total capital (to risk weighted assets):
Consolidated	$24,973	13%	$14,919	8%	N/A	N/A
Bank	30,068	16%	14,847	8%	$18,559	10%

Tier I capital (to risk weighted assets):
Consolidated	22,668	12%	7,459	4%	N/A	N/A
Bank	27,763	15%	7,424	4%	11,135	6%

Tier I capital (to average assets):
Consolidated	22,668	8%	11,131	4%	N/A	N/A
Bank	27,763	10%	11,093	4%	13,867	5%

Dividend Limitation—The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year’s earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2003 is approximately $970,000.

15.               RELATED-PARTY TRANSACTIONS

Certain of the Company’s directors, officers, principal shareholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2003. Some of the Company’s directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2003.

All outstanding loans and other transactions with the Company’s directors, officers, and principal shareholders were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, when made, did not involve more than the normal risk of collectibility or present other unfavorable features.

The following table summarizes the activity in these loans during 2003:

Balance—December 31, 2002	$5,908,203
New loans	238,770
Repayments	(290,913)

Balance—December 31, 2003	$5,856,060

16.               SUPPLEMENTARY INCOME STATEMENT INFORMATION

Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	2003	2002	2001

Professional services—legal	$243,538	$179,195	$346,610
Professional services—other	646,033	521,540	675,983
Stationery and supplies	317,770	259,230	308,976
Advertising	358,101	197,166	412,696
Data processing	653,883	1,221,228	1,145,749
Postage	186,251	139,968	167,599
Telephone	417,985	440,476	440,393
Amortization of core deposit intangible	387,446	351,952	351,952
Security and protection expense	387,286	320,493	355,871
Other benefit expenses	271,132	217,072	218,270
Other losses	535,514	195,302	728,851
Other miscellaneous expenses	1,572,615	1,358,742	1,561,527

	$5,977,554	$5,402,364	$6,714,477

17.               CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31,
	2003	2002
Balance Sheets
Assets:
Cash	$114,305	$155,641
Investment in Bank	28,746,339	28,117,205
Investment in Trust	155,000	155,000
Other assets	707,347	739,702

	$29,722,991	$29,167,548
Liabilities and stockholders’ equity:
Note payable	$539,647	$739,668
Trust preferred securities	5,000,000	5,000,000
Other liabilities	239,766	386,051
Total liabilities	5,779,413	6,125,719
Stockholders’ equity	23,943,578	23,041,829

	$29,722,991	$29,167,548

	For the Years Ended December 31,
	2003	2002	2001
Statements of Income and Comprehensive Income

Dividends from subsidiaries	$928,173	$941,489	$948,206
Other revenue	145	15,341	4,248
Total revenue	928,318	956,830	952,454

Interest expense	257,389	187,653	35,321
Other expense	402,572	225,293	284,484

Total expenses	659,961	412,946	319,805

Income before income tax benefit and equity in undistributed earnings of the subsidiaries	268,357	543,884	632,649

Income tax benefit	224,186	146,887	107,818

Income before equity in undistributed earnings of the subsidiaries	492,543	690,771	740,467

Equity in undistributed earnings of the subsidiaries	1,012,497	744,766	549,874

Net income	1,505,040	1,435,537	1,290,341
Other comprehensive income (loss)	(312,094)	551,989	(564,728)

Comprehensive income	$1,192,946	$1,987,526	$725,613

	Years Ended December 31,
	2003	2002	2001
Statements of Cash Flows

Cash flows from operating activities—
Net income	$1,505,040	$1,435,537	$1,290,341
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of the subsidiaries	(1,940,670)	(1,686,255)	(1,498,080)
Change in other assets	32,355	(701,442)	86,626
Change in other liabilities	(75,016)	209,556	107,999
Net cash used in operating activities	(478,291)	(742,604)	(13,114)

Cash flows from investing activities:
Investment in subsidiaries	—	(4,261,253)	(200,000)
Dividends from subsidiaries	928,173	941,489	948,206

Net cash provided by (used in) investing activities	928,173	(3,319,764)	748,206

Cash flows from financing activities:
Payment on note payable	(200,021)	(200,000)	(200,000)
Dividends paid	(311,861)	(337,897)	(374,223)
Proceeds from note payable	—	—	499,914
Proceeds from trust preferred securities	—	5,000,000	—
Proceeds from sale of treasury stock	20,664	—	—
Purchase of treasury stock	—	(380,683)	(575,491)
Net cash provided by (used in) financing activities	(491,218)	4,081,420	(649,800)

Net change in cash	(41,336)	19,052	85,292

Cash:
Beginning of year	155,641	136,589	51,297
End of year	$114,305	$155,641	$136,589

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$229,720	$183,892	$33,990
Income taxes	$628,000	$568,195	$1,169,713

Noncash investing activity—
Change in Bank’s unrealized gain (loss) on investment securities available for sale— net of tax	$312,094	$(551,989)	$564,728

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2004, under the headings “Election of Directors,” “Executive Officers,” “Beneficial Ownership of Common Stock” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers.  A copy may also be obtained, without charge, upon written request addressed to Citizens Bancshares Corporation, 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303, Attention:  Corporate Secretary.  The request may also be delivered by fax to the Corporate Secretary at (404) 653-2883.

ITEM 11.                      EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2004 under the heading “Executive Compensation” and are incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2004 under the heading “Beneficial Ownership of Common Stock” and are incorporated herein by reference.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	17,800 shares	$7.00	306,810 shares

Equity compensation plans not approved by security holders	17,500 shares	$9.88	None
Total

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2004 under the heading  “Certain Transactions” and are incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to the Company’s independent accountants is set forth n the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2004 under the heading  “Accounting Matters” and are incorporated herein by reference.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)                    The following financial statements are included herein:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2)                    The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)                    Exhibit List

Exhibit Number	Exhibit

3.1	The Articles of Incorporation.(1)

3.2	Bylaws.(2)

4.1	Instruments Defining the Rights of Security Holders.(3)

10.1*	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(4)

10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(4)

10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(4)

10.5	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(5)

10.6	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(5)

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Operating Officer under Section 302 of the Sarbanes-

Exhibit Number	Exhibit

Oxley Act of 2002

31.3	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*  Compensatory plan or arrangement.

(1)          Incorporated by reference to exhibit of same number in the Company’s Form 10-QSB for the quarter ending September 30, 2001.

(2)          Incorporated by reference to exhibit of same number in the Company’s Registration Statement on Form 10, File No. 0-14535.

(3)          See the Articles of Incorporation of the Company at Exhibit 3.1 hereto and the Bylaws of the Company at Exhibit 3.2 hereto.

(4)          Incorporated by reference to exhibit of same number in the Company’s 2000 Form 10-KSB.

(5)          Incorporated by reference to exhibit of same number in the Company’s Registration Statement on Form S-3, File No. 333-91003.

(b)           Reports on Form 8-K filed during the Fourth Quarter of 2003

(c)           The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

(d)           Financial Statement Schedules:  The financial statement schedules are either included in the financial statements or are not applicable.

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

Signature	Title	Date

/s/ Ray Robinson	Chairman of the Board	April 12, 2004
Ray Robinson

/s/ Thomas E. Boland	Director	April 12, 2004
Thomas E. Boland

/s/ Bernard H. Bronner	Director	April 12, 2004
Bernard H. Bronner

/s/ Robert L. Brown	Director	April 12, 2004
Robert L. Brown

/s/ Stephen Elmore	Director	April 12, 2004
Stephen Elmore

/s/ C. David Moody	Director	April 12, 2004
C. David Moody

/s/ Donald Ratajczak	Director	April 12, 2004
Donald Ratajczak

/s/ H. Jerome Russell	Director	April 12, 2004
H. Jerome Russell

/s/ Bunny Stokes, Jr.	Director	April 12, 2004
Bunny Stokes, Jr.

/s/ James E. Young	Director and President*	April 12, 2004
James E. Young

	Senior Executive Vice President	April 12, 2004
/s/ Willard C. Lewis	and Chief Operating Officer**
Willard C. Lewis

	Senior Vice President and	April 12, 2004
/s/ Samuel J. Cox	Chief Financial Officer***
Samuel J. Cox

*                 Principal executive officer

**          Principal operating officer

***   Principal accounting and financial officer