Form 10-Q
period 2004-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2004-05-21
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,983,876 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on April 30, 2004.

PART 1.                FINANCIAL INFORMATION

ITEM 1.  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(In thousands, except share data)

	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$10,790	$11,694
Interest-bearing deposits with banks	1,619	108
Certificates of deposit	1,683	2,983
Investment securities available for sale, at fair value	81,707	97,301
Investment securities held to maturity, at cost	10,329	10,553
Other investments	1,847	2,734
Loans receivable, net	210,862	208,814
Premises and equipment, net	9,003	9,161
Cash surrender value of life insurance	8,226	8,150
Foreclosed real estate, net	2,431	2,053
Other assets	6,721	6,892

Total assets	$345,218	$360,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$74,470	$55,832
Interest-bearing deposits	219,972	220,947

Total deposits	294,442	276,779

Accrued expenses and other liabilities	3,048	3,219
Federal funds purchased	—	4,000
Notes payable	540	540
Trust preferred securities	5,000	5,000
Advances from Federal Home Loan Bank	16,961	46,961

Total liabilities	319,991	336,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 15,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,445	7,445
Retained earnings	16,777	16,114
Treasury stock at cost, 246,189 and 249,518 shares at March 31, 2004 and December 31, 2003, respectively	(1,999)	(2,025)
Accumulated other comprehensive income, net of income taxes	684	90

Total stockholders’ equity	25,227	23,944

	$345,218	$360,443

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans, including fees	$3,941	$3,465
Investment securities:
Taxable	819	653
Tax-exempt	207	235
Federal funds sold	—	2
Interest-bearing deposits	13	40

Total interest income	4,980	4,395

Interest expense:
Deposits	700	918
Other borrowings	281	263
Total interest expense	981	1,181

Net interest income	3,999	3,214

Provision for loan losses	300	215

Net interest income after provision for loan losses	3,699	2,999

Noninterest income:
Service charges on deposits	843	841
Gain on sales of securities	58	—
Gain on sales of assets	7	—
Other operating income	290	308

Total noninterest income	1,198	1,149

Noninterest expense:
Salaries and employee benefits	1,954	1,756
Net occupancy and equipment	651	562
Other operating expenses	1,432	1,068

Total noninterest expense	4,037	3,386

Income before income taxes	860	762

Income tax expense	198	158

Net income	$662	$604

Net income per share - basic and diluted	$0.32	$0.29

Weighted average outstanding shares - basic	2,072	2,079

Weighted average outstanding shares - diluted	2,082	2,079
Dividends per common share	$—	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In thousands)

	March 31,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$662	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	215
Depreciation	261	257
Amortization and accretion, net	111	36
Provision for deferred income taxes	114	—
Gain on sale of assets and investments	(65)	—
Change in other assets	(426)	1,402
Change in accrued expenses and other liabilities	(171)	1,434
Net cash provided by operating activities	786	3,948

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	217	335
Proceeds from sales and maturities of investment securities available for sale	17,397	5,029
Purchases of investment securities held to maturity	—	(3,651)
Purchases of investment securities available for sale	(1,016)	(8,462)
Net change in other investments	887	(395)
Net change in loans receivable	(2,576)	3,618
Net expenditures on foreclosed real estate	18	—
Increase in cash surrender value of life insurance	—	(323)
Net cash and cash equivalents acquired from CFS Bancshares	—	2,802
Purchases of premises and equipment, net	(95)	(113)
Net change in interest bearing deposits with banks	(1,511)	14,314
Net change in certificates of deposit	1,300	—
Net cash provided by investing activities	14,621	13,154

FINANCING ACTIVITIES:
Net change in deposits	17,663	(23,515)
Sale of treasury stock	26	—
Net change in advances from Federal Home Loan Bank	(30,000)	15,300
Decrease in federal funds sold	(4,000)	—
Dividends paid	—	(312)

Net cash used in financing activities	(16,311)	(8,527)

Net change in cash and cash equivalents	(904)	8,575

Cash and and cash equivalents, beginning of period	11,694	11,117

Cash and and cash equivalents at end of period	$10,790	$19,692

Supplemental disclosures of cash paid during the period for:
Interest	$1,017	$1,066

Income taxes	$150	$181

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$594	$294

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank operates under a state charter and serves its customers through eight full-service branches in metropolitan Atlanta, Georgia, one full-service branch in Columbus, Georgia, two full-service branches in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2004 fiscal year.

The consolidated financial statements of the Company for the three month periods ended March 31, 2004 and 2003 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, during 2004 the Company continued to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

The Company’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, is illustrated in the following table (in thousands):

	For the three months ended March 31,
	2004	2003

As reported net income available to common stockholders	$662	$604
Less: stock-based compensation expense determined under fair value method, net of tax	(7)	(4)

Pro forma net income	$655.00	$600.00

As reported earnings per share	$0.32	$0.29
Pro forma earnings per share	$0.32	$0.29
As reported earnings per diluted share	$0.32	$0.29
Pro forma earnings per diluted share	$0.31	$0.29

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

2.  INTANGIBLE ASSETS

Finite lived intangible assets of the Company represent deposit assumption premiums recorded upon the purchase of certain assets and liabilities from other financial institutions.  Deposit assumption premiums are amortized over seven years, the estimated average lives of the deposit bases acquired, using the straight-line method and are included within other assets on the Consolidated Balance Sheets.

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.

The following table presents information about our intangible assets at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$1,486	$2,836	$1,385

The following table presents information about aggregate amortization expense:

	For the 3 months ended March 31, 2004	For the 3 months ended March 31, 2003

Aggregate amortization expense of core deposit intangibles:	$101	$88

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2004	$405
2005	$405
2006	$405
2007	$112
2008	$53

3.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003

Net Income	$662	$604

Other comprehensive income	594	294

Comprehensive income	$1,256	$898

4.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three month ended March 31, 2004

Basic earnings per share	$662	2,072	$0.32
Effect of dilutive securities: options to purchase common shares	—	10	—

Diluted earnings per share	$662	2,082	$0.32

Three month ended March 31, 2003

Basic earnings per share	$604	2,079	$0.29
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$604	2,079	$0.29

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The following discussion is of the Company’s financial condition as of March 31, 2004 and the changes in the financial condition and results of operations for the three month periods ended March 31, 2004 and 2003.

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

Investment Securities – The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2004 or 2003.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at March 31, 2004  were $345,218,000, a decrease of $15,225,000 or 4% compared to $360,443,000 at December 31, 2003. This decrease is due to the planned effort of the Company’s management to reduce the size of the Company in order to improve its earnings and capital to assets ratios.

At March 31, 2004, the Company maintained a balance of cash and due from banks of $10,790,000 representing a decrease of $904,000 from December 31, 2003.  Investment securities classified as available for sale and held to maturity also decreased $15,594,000 and $224,000, respectively, since December 31, 2003.  The decrease in investments available for sale are attributable to security sales made in a planned decision to restructure the investment portfolio in order to reduce the portfolio duration risk and to fund the withdrawal of public funds that the Company elected not to renew.  This decision was premised on the fact that public deposits require a significant amount of collateralization in the form of pledged securities.  By opting not to renew some of its public deposits, the Company effectively reduced its cost of funds and relied more on deposits acquired through the open market.

Loans receivable, net increased $2,048,000 to $210,862,000 for the period ended March 31, 2004 compared to $208,814,000 at December 31, 2003.

Total liabilities decreased $16,508,000 to $319,991,000 at March 31, 2004 compared to $336,499,000 at December 31, 2003. Total deposits, a component of total liabilities, increased $17,663,000 from $276,779,000 at December 31, 2003 to $294,442,000 at March 31, 2004.  Another significant component of total liabilities, advances from Federal Home Loan Bank decreased $30,000,000 to $16,961,000.  This decrease in borrowings was funded by the increase in total deposits and the sale and maturity of investment securities.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as certain equity securities.  At March 31, 2004 and December 31, 2003, the Company’s investment securities portfolio represented approximately 27% and 31% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$9,947	$185	$—	$10,132
State, county, and municipal securities	13,596	861		14,457
Mortgage-backed securities	55,727	353	105	55,975
Equity securities	1,400	—	257	1,143
Totals	$80,670	$1,399	$362	$81,707

At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$14,820	$95	$8	$14,907
State, county, and municipal securities	13,602	450	14	14,038
Mortgage-backed securities	67,343	241	397	67,187
Equity securities	1,400	—	231	1,169
Totals	$97,165	$786	$650	$97,301

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$3,000	$16	$1	$3,015
Mortgage-backed securities	1,938	8	13	1,933
State, county, and municipal securities	5,391	329	—	5,720

Totals	$10,329	$353	$14	$10,668

At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$3,000	$9	$23	$2,986
State, county, and municipal securities	5,549	213	—	5,762
Mortgage-backed securities	2,004	10	35	1,979
Totals	$10,553	$232	$58	$10,727

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		March 31, 2004	December 31, 2003

	Commercial, financial, and agricultural	$17,111	$16,919
	Installment	5,804	13,342
	Real estate - mortgage	144,465	135,194
	Real estate - construction	15,633	15,381
	Other	32,437	32,379
		215,450	213,215
Less:	Net deferred loan fees	598	589
	Allowance for loan losses	3,471	3,240
	Discount on loans acquired	519	572

	Loans receivable, net	$210,862	$208,814

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

Nonperforming assets decreased by $1,730,000 to $6,800,000 at March 31, 2004 from $8,530,000 at December 31, 2003.  Improved monitoring and oversight of loans have contributed to this decline.  Nonperforming assets represents 3.14% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at March 31, 2004 as compared to 4.06% at December 31, 2003.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
	(in thousands, except financial ratios)

Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$4,363	$6,477
Past-due loans	6	—
Nonperforming loans	4,369	6,477

Real estate acquired through foreclosure	2,431	2,053
Total nonperforming assets	$6,800	$8,530

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	2.04%	3.05%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	3.14%	3.98%

Nonperforming assets to total assets	1.97%	2.37%

Allowance for loan losses to nonperforming loans	79.45%	50.02%

Allowance for loan losses to nonperforming assets	51.04%	37.98%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the three months ended March 31, 2004 provisions for loan losses totaled $300,000 compared to $215,000 for the same period in 2003.

The allowance for loan losses at March 31, 2004 was approximately $3,471,000, representing 1.62% of total loans, net of unearned income and discounts compared to approximately $3,240,000 at December 31, 2003, which represented 1.53% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $53.2 million at March 31, 2004 and $36.6 million at December 31, 2003.  The Company’s loans to area convenience stores were approximately $27.1 million at March 31, 2004 and $27.3 million at December 31, 2003.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month period ended March 31, 2004 (amount in thousands, except financial ratios):

2004

Loans, net of unearned income and discounts	$214,333

Average loans, net of unearned income, discounts and the allowance for loan losses	$210,542

Allowance for loans losses at the beginning of period	$3,240

Loans charged off:
Commercial, financial, and agricultural	—
Real estate - loans	114
Installment loans to individuals	72
Total loans charged off	186

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	69
Real estate - loans	21
Installment loans to individuals	27
Total loans recovered	117

Net loans charged off	69

Allowance for loan losses transferred from acquired institution	—

Additions to allowance for loan losses charged to operating expense	300

Allowance for loan losses at period end	$3,471

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.03%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.62%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits for the three month period ended March 31, 2004 increased by 6% or $17,662,000 to $294,442,000.  Noninterest-bearing deposits increased by $18,638,000 or 33%, while interest-bearing deposits decreased by $975,000 or 0.44%.  The increase in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs and the Company’s decision to not renew several governmental customer deposits.  Approximately $14,000,000 of the increase in noninterest bearing deposits was attributable to a single governmental customer, which withdrew the amount in April 2004.

The following is a summary of interest-bearing deposits (in thousands):

	March 31, 2004	December 31, 2003

NOW and money market accounts	$57,592	$54,840
Savings accounts	44,641	43,524
Time deposits of $100,000 or more	71,468	77,187
Other time deposits	46,271	45,396

	$219,972	$220,947

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $16,961,000 at March 31, 2004 and $46,961,000 at December 31, 2003.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	March 31, 2004		December 31, 2003

April 2010	Quarterly	Fixed	5.82%	$10,000,000	5.82%	$10,000,000
July 2004	Daily	Variable	1.25%	6,961,000	1.30%	36,961,000

Total Principal Outstanding				$16,961,000		$46,961,000

Weighted Average Rate			3.94%		3.76%

The Company had an unsecured note payable of approximately $540,000 at March 31, 2004 and December 31, 2003.  The note bears interest at the lender’s prime rate minus 50 basis points.

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

For the three month period ending March 31, 2004, net interest income increased $785,000 to $3,999,000 compared to $3,214,000 in the same period ended March 31, 2003.  This increase in net interest income is largely due to the increase in average earning assets.  Notably, for the three month period ending March 31, 2004, average loans, net of unearned income, discounts and the allowance for loan losses increased $5,837,000 to $213,890,000 compared to $208,053,000 at March 31, 2003.  In addition, interest income on investment securities increased $139,000 for the period ending March 31, 2004 when compared to the same period ending March 31, 2003.  Two factors contributed to the increase in interest income on investment securities: 1) the yield on investments improved in 2004, and 2) in 2004, the Company recorded three months of interest income on securities acquired from CFS Bancshares Corporation on February 28, 2003, as compared to one month of interest income in 2003.  In addition, total interest expense decreased $200,000 as the Company strategically eliminated a number of large public deposits from its portfolio.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and origination fees from the Company’s mortgage lending division.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.  Non-interest income totaled $1,198,000 for the three month period ended March 31, 2004, an increase of $49,000 or 4% compared with the same period ended March 31, 2003.  This increase is primarily due to $65,000 net gains on the sale of securities and fixed assets.  The gains were partially offset by a decrease of $18,000 attributed to various immaterial components of other non-interest income.

Noninterest expense:

Non-interest expense totaled $4,037,000 for the three month period ended March 31, 2004, an increase of $651,000 or 19% compared to the same period in 2003.  The increase, in large part, is due to the acquisition of CFS Bancshares, Inc. on February 28, 2003, whereby the bank recorded only one month of operating expenses related to the acquired institution in 2003, compared to three months of expenses in 2004.   Much of the increases related to noninterest expenses are attributable to the additional two months of expenses recorded as a result of the acquisition.

Salaries and employee benefits increased by $198,000 or 11% for the three month period ended March 31, 2004 compared to the same period in 2003.  The addition of the CFS employee payroll for a full three months in first quarter ended March 31, 2004 as opposed to only one month in the comparable 2003 period, accounted for this change.

Net occupancy and equipment expense increased by $89,000 or 16% to $651,000 for the three month period ended March 31, 2004 compared to the same period in 2003.  The increase is primarily the result of the acquisition of the Alabama Division on February 28, 2003, which has three full service branches.   Two additional months of depreciation expense on premises and equipment acquired from CFS Bancshares Corporation was recorded in the three month period ended March 31, 2004 as opposed to one month in the comparable 2003 period.

Other operating expenses increased $364,000 or 34% to $1,432,000 for the three month period ended March 31, 2004 compared to $1,068,000 for the same period in 2003.   This increase is due in large part to the acquisition of CFS Bancshares on February 28, 2003 and the recognition of operating expenses for three months in the first quarter of 2004 compared to only one month in the first quarter of 2003.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at March 31, 2004.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31,2004.

	Cumulative amounts as of March 31, 2004 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$988	$1,613	$19,949	$71,333	$93,883
Certificates of deposit	688	95	900	—	1,683
Loans	69,656	8,130	75,079	62,585	215,450
Interest-bearing deposits with other banks	1,619	—	—	—	1,619
Total interest-sensitive assets	$72,951	$9,838	$95,928	$133,918	$312,635

Interest-sensitive liabilities:
Deposits (a)	$142,959	$54,517	$21,918	578	$219,972
Notes payable	540	—	—	—	540
Trust preferred securities	—	—	5,000	—	5,000
Other borrowings	6,961	—	—	10,000	16,961
Total interest-sensitive liabilities	$150,460	$54,517	$26,918	$10,578	$242,473

Interest-sensitivity gap	$(77,509)	$(44,679)	$69,010	$123,340	$70,162

Cumulative interest-sensitivity gap to total interest-sensitive assets	(24.79)%	(39.08)%	(17.01)%	22.44%	22.44%

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

The primary source of liquidity for the Bank holding company is dividends from the Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies.  The Georgia Department of Banking and Finance regulates dividend payments and must approve payments that exceed 50% of the Bank’s net income for the prior year. The total dividends that could be paid by the Bank to the Company in 2004 without prior regulatory approval is approximately $970,000.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale.  Other short-term investments such as federal funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

CAPITAL RESOURCES

Stockholders’ equity increased $1,283,000 for the three months ended March 31, 2004, primarily due to the increase in retained earnings and unrealized gains on investment securities.  Retained earnings increased by $662,000 to $16,777,000 due to net earnings for the three month period.  Also, for the three month period ended March 31, 2004, accumulated other comprehensive income increased $594,000 to $684,000, compared with $90,000 at December 31, 2003.  The increase is due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale investment portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of March 31, 2004, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 15%, 13%, and 8% respectively, compared with 14%, 13% and 8% respectively, at December 31, 2003.  As of March 31, 2004, the Company met all capital adequacy requirements to which it is subject.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative information about the Company’s market risk at March 31, 2004 is as follows (in thousands):

	2004
	Carrying Value	Estimated Fair Value	Down 100 bp	Up 100 bp

Financial assets:
Interest-bearing deposits with banks	$1,619	$1,619	—%	—%
Certificates of deposit	1,683	1,683	—	—
Investment securities	92,036	92,375	1.76	(3.67)
Loans receivable, net	215,450	212,525	1.63	(1.64)

Financial liabilities:
Interest-bearing deposits	219,972	216,854	1.38	(1.29)
Notes payable	540	540	—	—
Advances from Federal Home Loan Bank	16,961	18,212
Trust preferred securities	5,000	5,036	3.71	(3.51)

The Company has adopted an asset/liability management program to monitor the Company’s interest rate sensitivity and to ensure that the Company is competitive in the loan and deposit markets.  Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.  The Company has not entered into any derivative financial instruments such as futures, forwards, swaps or options.  Additionally, refer to our interest rate sensitivity management and liquidity disclosures within Part 1, Item 2, of this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2004 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31

Section 302 Certification by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Exhibit 32

Section 906 Certification pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C. by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(b)	Reports on Form 8-K:

Press Release of Registrant, dated May 14, 2004, announcing 2004 first quarter results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: May 14, 2004	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and Chief Operating Officer

Date: May 14, 2004	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer