Form 10-Q
period 2004-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2004-08-16
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,985,276 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on July 30, 2004.

PART 1.                FINANCIAL INFORMATION

ITEM 1.                 Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(In thousands, except share data)

	2004	2003
	(Unaudited)
ASSETS

Cash and due from banks	$11,830	$11,694
Interest-bearing deposits with banks	914	108
Certificates of deposit	995	2,983
Investment securities available for sale, at fair value	80,353	97,301
Investment securities held to maturity, at cost	10,193	10,553
Other investments	2,260	2,734
Loans receivable, net	203,689	208,814
Premises and equipment, net	8,760	9,161
Cash surrender value of life insurance	8,373	8,150
Foreclosed real estate, net	2,149	2,053
Other assets	7,344	6,892

Total assets	$336,860	$360,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$63,978	$55,832
Interest-bearing deposits	205,936	220,947

Total deposits	269,914	276,779

Accrued expenses and other liabilities	2,598	3,219
Federal funds purchased	—	4,000
Notes payable	540	540
Trust preferred securities	5,000	5,000
Advances from Federal Home Loan Bank	34,961	46,961

Total liabilities	313,013	336,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 15,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,443	7,445
Retained earnings	17,079	16,114
Treasury stock at cost, 244,789 and 249,518 shares at June 30, 2004 and December 31, 2003, respectively	(1,987)	(2,025)
Accumulated other comprehensive income (loss), net of income taxes	(1,008)	90

Total stockholders’ equity	23,847	23,944

	$336,860	$360,443

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest income:
Loans, including fees	$3,944	$3,958	$7,885	$7,423
Investment securities:
Taxable	628	775	1,447	1,428
Tax-exempt	202	246	409	481
Federal funds sold	—	7	—	10
Interest-bearing deposits	5	37	18	77

Total interest income	4,779	5,023	9,759	9,419

Interest expense:
Deposits	658	1,011	1,358	1,929
Other borrowings	282	335	563	598
Total interest expense	940	1,346	1,921	2,527

Net interest income	3,839	3,677	7,838	6,892

Provision for loan losses	250	65	550	280

Net interest income after provision for loan losses	3,589	3,612	7,288	6,612

Noninterest income:
Service charges on deposits	935	895	1,777	1,736
Gain on sales of securities		218	58	218
Gain on sales of assets	66	—	74	—
Other operating income	687	279	977	586

Total noninterest income	1,688	1,392	2,886	2,540

Noninterest expense:
Salaries and employee benefits	2,129	1,875	4,083	3,631
Net occupancy and equipment	666	740	1,316	1,302
Other operating expenses	1,683	1,451	3,116	2,519

Total noninterest expense	4,478	4,066	8,515	7,452

Income before income taxes	799	938	1,659	1,700

Income tax expense	185	219	383	377

Net income	$614	$719	$1,276	$1,323

Net income per share - basic	$0.30	$0.35	$0.62	$0.64

Net income per share - diluted	$0.30	$0.35	$0.61	$0.64

Weighted average outstanding shares - basic	2,074	2,079	2,073	2,079

Weighted average outstanding shares - diluted	2,079	2,079	2,080	2,079
Dividends per common share	$0.15	$—	$0.15	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In thousands)

	June 30,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,276	$1,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	550	280
Depreciation	523	257
Amortization and accretion, net	607	22
Provision for deferred income taxes	87	—
Gain on sale of assets and investments	(133)	218
Change in other assets	(279)	273
Change in accrued expenses and other liabilities	(621)	(464)

Net cash provided by operating activities	2,010	1,909

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	346	398
Proceeds from sales and maturities of investment securities available for sale	24,376	21,264
Purchases of investment securities held to maturity	—	(3,688)
Purchases of investment securities available for sale	(9,423)	(15,132)
Net change in other investments	474	(361)
Net change in loans receivable	3,668	3,473
Increase in cash surrender value of life insurance	(70)	(468)
Net cash and cash equivalents acquired from CFS Bancshares	—	2,759
Net proceeds from the sale of foreclosed properties	825	—
Purchases of premises and equipment, net	(112)	104
Net change in interest bearing deposits with banks	(806)	14,212
Net change in certificates of deposit	1,988	—

Net cash provided by investing activities	21,266	22,561

FINANCING ACTIVITIES:
Net change in deposits	(6,865)	(20,269)
Sale of treasury stock	38	—
Principal payments on debt	—	(197)
Net change in advances from Federal Home Loan Bank	(12,000)	3,320
Decrease in federal funds sold	(4,000)	—
Net change in additional paid-in-capital	(2)	—
Dividends paid	(311)	(312)

Net cash used in financing activities	(23,140)	(17,458)

Net change in cash and cash equivalents	136	7,012

Cash and and cash equivalents, beginning of period	11,694	11,117

Cash and and cash equivalents, end of period	$11,830	$18,129

Supplemental disclosures of cash paid during the period for:
Interest	$2,070	$1,066

Income taxes	$410	$181

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$(1,098)	$753

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2004 and 2003 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the six month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into on or before March 31, 2004. Adoption of this SAB did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

The Company’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, is illustrated in the following table (in thousands):

	For the six months ended June 30,
	2004	2003

As reported net income available to common stockholders	$1,276	$1,323
Less: stock-based compensation expense determined under fair value method, net of tax	(8)	(4)

Pro forma net income	$1,268	$1,319

As reported earnings per share	$0.62	$0.64
Pro forma earnings per share	$0.61	$0.63
As reported earnings per diluted share	$0.61	$0.64
Pro forma earnings per diluted share	$0.61	$0.63

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

In March 2004, the FASB approved certain additional provisions of the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, including measurement guidance for evaluating whether an “other than temporary impairment” has occurred for marketable securities and cost method investments.  Additional disclosures are also required for cost method investments, effective at the end of the current fiscal year. The new impairment evaluation and recognition guidance is effective for reporting periods beginning after June 15, 2004.  The adoption of this EITF is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

The following table presents information about our intangible assets at (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$1,587	$2,836	$1,385

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended June 30, 2004	For the 6 months ended June 30, 2004	For the 3 months ended June 30, 2003	For the 6 months ended June 30, 2003
Aggregate amortization expense of core deposit intangibles:	$101	$202	$97	$185

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2004	$405
2005	$405
2006	$405
2007	$112
2008	$53

3.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Income	$614	$719	$1,276	$1,323

Other comprehensive income	(1,692)	460	(1,098)	754

Comprehensive income	$(1,078)	$1,179	$178	$2,077

4.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the six months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months ended June 30, 2004

Basic earnings per share	$614	2,074	$0.30
Effect of dilutive securities: options to purchase common shares	—	5	$—

Diluted earnings per share	$614	2,079	$0.30

Three Months ended June 30, 2003

Basic earnings per share	$719	2,079	$0.35
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$719	2,079	$0.35

Six Months ended June 30, 2004

Basic earnings per share	$1,276	2,073	$0.62
Effect of dilutive securities: options to purchase common shares	—	7	(0.01)

Diluted earnings per share	$1,276	2,080	$0.61

Six Months ended June 30, 2003

Basic earnings per share	$1,323	2,079	$0.64
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,323	2,079	$0.64

RECLASSIFICATIONS

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

The following discussion is of the Company’s financial condition as of June 30, 2004 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2003.

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

Allowance for Loan Losses - The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based, not only on individual assets and their related cash flow forecasts, sales values, and independent appraisals, but also on the volatility of certain real estate markets, and the concern for disposing of real estate in distressed markets.  For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates.  The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a quarterly basis a comprehensive review of the adequacy of the allowance for loan losses is performed.  This assessment is made in the context of historical losses as well as existing economic conditions, and individual concentrations of credit.  Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at June 30, 2004 were $336,860,000, a decrease of $23,583,000 or 7% compared to $360,443,000 at December 31, 2003. This decrease is due to the planned effort of the Company’s management to reposition the Company’s balance sheet, reduce its exposure to interest rate risk and benefit from continuing interest rate increases.  The Company may take advantage of additional opportunities as they arise to further improve asset yields and/or reduce long-term funding costs during the fiscal year.

At June 30, 2004, the Company maintained a balance of cash and due from banks of $11,830,000 representing an increase of $136,000 from December 31, 2003.  Interest bearing deposits with banks increased to $914,000 from $108,000 at December 31, 2003.  Certificates of Deposit decreased $1,988,000 as the Company’s commitment in the Community Development Financial Institution Program (the CDFI) expires.  The CDFI program required the Company to place certificates of deposit in other CDFI institutions to fund economic development in local communities.  The Company is not renewing these certificates of deposit as they mature.

Investment securities classified as available for sale and held to maturity also decreased $16,948,000 and $360,000, respectively, since December 31, 2003.  In March 2004, the Company sold approximately $11,400,000 of investments available for sale for a gain of $58,000 to restructure and reduce the interest rate risk of its investment portfolio.  The remaining decrease in investments available for sale is attributed to called securities and pay-downs of mortgage-backed securities in the investment portfolio.

Loans receivable, net decreased $5,125,000 to $203,689,000 for the period ended June 30, 2004 compared to $208,814,000 at December 31, 2003.  In June 2004, the Company sold approximately $2,400,000 of its mortgage loan portfolio in its effort to reduce the interest rate risk and improve asset quality.  The Company broke even on the sale of those mortgage loans.

Total liabilities decreased $23,486,000 to $313,013,000 at June 30, 2004 compared to $336,499,000 at December 31, 2003. Total deposits, a component of total liabilities, decreased $6,865,000 from $276,779,000 at December 31, 2003 to $269,914,000 at June 30, 2004.  The decrease in deposits is partially attributed to a planned decline in interest-bearing deposits with governmental customers.  The Company elected not to renew several certificates of deposit due to the required collateralization of the deposits in the form of pledged investment securities.  By not renewing some of its governmental deposits, the Company mitigated its exposure to rising interest rates by reducing its investment portfolio and effectively it’s cost of funds by relying more on deposits acquired through the open market.  Another significant component of total liabilities, advances from Federal Home Loan Bank decreased $12,000,000 to $34,961,000.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as certain equity securities.  At June 30, 2004 and December 31, 2003, the Company’s investment securities portfolio represented approximately 28% and 31% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$9,924		$144	$9,780
State, county, and municipal securities	13,097	250	149	13,198
Mortgage-backed securities	57,459	53	1,292	56,220
Equity securities	1,400	—	245	1,155
Totals	$81,880	$303	$1,830	$80,353

At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$14,820	$95	$8	$14,907
State, county, and municipal securities	13,602	450	14	14,038
Mortgage-backed securities	67,343	241	397	67,187
Equity securities (1)	1,400	—	231	1,169
Totals	$97,165	$786	$650	$97,301

(1) The equity securities represent agency dividends received deduction (DRD) preferred stock issued by FNMA and FHLMC.  These securities are callable at par, the interest rates reprice periodically and the interest earned is 70 percent tax free.

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$3,000		$98	$2,902
State, county, and municipal securities	5,391	14	40	5,365
Mortgage-backed securities	1,802	5	61	1,746

Totals	$10,193	$19	$199	$10,013

At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and U.S. Government agencies	$3,000	$9	$23	$2,986
State, county, and municipal securities	5,549	213	—	5,762
Mortgage-backed securities	2,004	10	35	1,979

Totals	$10,553	$232	$58	$10,727

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003

Commercial, financial, and agricultural	$15,321	$16,919
Installment	6,218	13,342
Real estate - mortgage	140,414	135,194
Real estate - construction	16,816	15,381
Other	29,307	32,379
	208,076	213,215
Less: Net deferred loan fees	590	589
Allowance for loan losses	3,333	3,240
Discount on loans acquired	464	572

Loans receivable, net	$203,689	$208,814

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

Nonperforming assets decreased by $3,641,000 to $4,889,000 at June 30, 2004 from $8,530,000 at December 31, 2003.  Nonperforming assets represents 2.34% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at June 30, 2004 as compared to 3.98% at December 31, 2003.  Improved monitoring and oversight of loans have contributed to this decline.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$2,739	$6,477
Past-due loans	—	—
Nonperforming loans	2,739	6,477

Real estate acquired through foreclosure	2,150	2,053
Total nonperforming assets	$4,889	$8,530

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	1.32%	3.05%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	2.34%	3.98%

Nonperforming assets to total assets	1.45%	2.37%

Allowance for loan losses to nonperforming loans	121.69%	50.02%

Allowance for loan losses to nonperforming assets	68.17%	37.98%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based on individual assets and their cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets.  For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a quarterly basis a comprehensive review of the adequacy of allowance for loan losses is performed.  This assessment is made in the context of historical losses as well as existing economic conditions, and individual concentrations of credit.

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the six month period ended June 30, 2004 provisions for loan losses totaled $550,000 compared to $280,000 for the same period in 2003.

The allowance for loan losses at June 30, 2004 was approximately $3,333,000, representing 1.61% of total loans, net of unearned income and discounts compared to approximately $3,240,000 at December 31, 2003, which represented 1.53% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $51.1 million at June 30, 2004 and $36.6 million at December 31, 2003.  The Company’s loans to area convenience stores were approximately $26.3 million at June 30, 2004 and $27.3 million at December 31, 2003.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month period ended June 30, 2004 (amount in thousands, except financial ratios):

2004

Loans, net of unearned income and discounts	$207,022

Average loans, net of unearned income, discounts and the allowance for loan losses	$206,795

Allowance for loans losses at the beginning of period	$3,240

Loans charged off:
Commercial, financial, and agricultural	400
Real estate - loans	324
Installment loans to individuals	118
Total loans charged off	842

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	145
Real estate - loans	47
Installment loans to individuals	193
Total loans recovered	385

Net loans charged off	457

Additions to allowance for loan losses charged to operating expense	550

Allowance for loan losses at period end	$3,333

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.22%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.61%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits for the six month period ended June 30, 2004 decreased by 2% or $6,865,000 to $269,914,000.  Noninterest-bearing deposits increased by $8,146,000 or 15%, while interest-bearing deposits decreased by $15,011,000 or 7%.  The decrease in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs and the Company’s decision to not renew several governmental customer deposits.  Approximately $12,500,000 of the decrease in interest bearing deposits is attributable to a maturing certificate of a single governmental customer.

The following is a summary of interest-bearing deposits (in thousands):

	June 30, 2004	December 31, 2003

NOW and money market accounts	$58,092	$54,840
Savings accounts	45,616	43,524
Time deposits of $100,000 or more	56,904	77,187
Other time deposits	45,324	45,396

	$205,936	$220,947

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $34,961,000 at June 30, 2004 and $46,961,000 at December 31, 2003.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	June 30, 2004		December 31, 2003

April 2010	Quarterly	Fixed	5.82%	$10,000,000	5.82%	$10,000,000
July 2004	Daily	Variable	1.70%	24,961,000	1.15%	36,961,000

Total Principal Outstanding				$34,961,000		$46,961,000

Weighted Average Rate at Period End			2.88%		2.14%

The Company had an unsecured note payable of approximately $540,000 at June 30, 2004 and December 31, 2003.  The note bears interest at the lender’s prime rate minus 50 basis points.

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

For the six months ended June 30, 2004, the Company’s net interest income increased 14% or $946,000 to $7,838,000 compared to June 30, 2003.  Total interest income increased $340,000 or 4% and is attributed to loans, which increased $462,000 partially offset by a decrease in investment income of $53,000 as a result of repositioning the investment portfolio.  Interest Income on federal funds sold and interest bearing deposits decreased by $10,000 and $59,000 respectively.  In addition, total interest expense decreased $606,000 as the Company lowered its funding cost by reducing the outstanding balances of interest-bearing deposits and other borrowings over the six month comparative periods ended June 30, 2004 and 2003.

Net interest income increased $162,000 or 4% for the three month period ended June 30, 2004 as compared with the same period of the previous year.  The increase in net interest income resulted primarily from the decrease of $353,000 or 35% in interest expense on deposits for the three month comparative periods ended June 30, 2004 and 2003.  The Company was able to lower its funding cost compared to same period in 2003 by reducing the level of interest-bearing deposits from governmental customers during the second quarter of 2004.  For the three month period ending June 30, 2004, average interest-bearing deposits decreased $11,638,000 to $213,731,000 compared to $220,244,000 at June 30, 2003.  Also, interest expense paid on other borrowings decreased $53,000 due to a decrease in other borrowings outstanding for the three month period ended June 30, 2004.  As a result of repositioning its investment portfolio to reduce interest rate risk and to benefit from the increase in interest rates, interest income on investment securities decreased $191,000 for the three month period ended June 30, 2004.  Average investments decreased $12,665,000 to $94,548,000 at June 30, 2004 compared to $107,213,000 at June 30, 2003.

Provision for loan losses

The provision for loan losses for the three months ended June 30, 2004 was $250,000 compared to $65,000 for the same period in 2003.  The allowance for loan losses and the resulting provision for loan losses were based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  The increase in the loan loss provision was primarily due to weaknesses experienced in the Company’s commercial real estate sector during the quarter which includes churches and convenient stores.  Management believes that the allowance for loans at June 30, 2004 is adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. For the six month period ended June 30,

2004, noninterest income totaled $2,886,000, an increase of $346,000 or 14% compared to the six month period ended June 30, 2003.  This increase is attributed to a $391,000 increase in other operating income, a $74,000 increase in gains on sale of assets and an increase of 41,000 in deposits and service fees, partially offset by a $160,000 decrease in gains on sale of securities.

Noninterest income totaled $1,688,000 for the three month period ended June 30, 2004, an increase of $296,000 or 21% compared with the same period ended June 30, 2003.  This increase is attributed to a $408,000 increase in other operating income which includes a $262,000 recovery of fraudulent items written off in 2001.

Noninterest expense:

Noninterest expense totaled $8,515,000 for the six month period ended June 30, 2004, an increase of $1,063,000 or 14% compared to the same period last year.  The increase, in large part, is due to salaries and employee benefits, and other operating expenses.

Salaries and employee benefits increased $452,000 or 12% for the six month period ended June 30, 2004 compared to the same period in 2003.  Average full-time equivalent employees for the six month period were 168 at June 30, 2004 compared to 159 at June 30 2003.  This increase in full-time equivalent employees is primarily the result of the acquisition of CFS Bancshares Corporation in February 2003.  As a result, there is an additional two months of salaries and employee benefits expenses recorded in operations due to this acquisition.  For the three month period ending June 30, 2004, salaries and employee benefits increased $254,000 or 14%.  This increase is due to the hiring of several loan officers to market commercial loans in the Alabama Division.  The commercial product is new to the Company’s customers in the Alabama market.  As a result of the additional staffing in the Alabama and retail divisions, the average full-time equivalent employees for the three month ending June 30, 2004 was 170 compared to 163 at June 30 2003.

Other operating expenses increased $597,000 or 24% to $3,116,000 for the six month period ended June 30, 2004 compared to $2,519,000 for the six month period ending June 30, 2003.   This increase is due in large part to the acquisition of CFS Bancshares on February 28, 2003 and the recognition of two additional months of operating expenses during the six month period ended June 30, 2004. In contrast, during the six month period ended June 30, 2003 the Company recognized four months of operating expenses.  For the three month period ended June 30, 2004, other operating expenses increased $232,000 primarily as a result of increased audit fees, professional services, collections cost, amortization of intangible assets, writes downs of other real estate and other components of other operating expenses.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at June 30, 2004.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30,2004.

	Cumulative amounts as of June 30, 2004 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$119	$1,906	$20,236	$68,285	$90,546
Certificates of deposit	95	100	800	—	995
Loans	67,839	9,311	71,449	59,477	208,076
Interest-bearing deposits with other banks	914	—	—	—	914
Total interest-sensitive assets	$68,967	$11,317	$92,485	$127,762	$300,531

Interest-sensitive liabilities:
Deposits (a)	$137,612	$18,838	$49,337	149	$205,936
Notes payable	540	—	—	—	540
Trust preferred securities	—	—	5,000	—	5,000
Other borrowings	24,961	—	—	10,000	34,961
Total interest-sensitive liabilities	$163,113	$18,838	$54,337	$10,149	$246,437

Interest-sensitivity gap	$(94,146)	$(7,521)	$38,148	$117,613	$54,094

Cumulative interest-sensitivity gap to total interest-sensitive assets	(31.33)%	(33.83)%	(21.14)%	18.00%	18.00%

(a) Savings, Now, and money market deposits totaling  $103,707 are included in the maturing in 3 months classification.

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

The primary source of liquidity for the Bank holding company is dividends from the Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies.  The Georgia Department of Banking and Finance regulates dividend payments and must approve payments that exceed 50% of the Bank’s net income for the prior year. The total dividends that could be paid by the Bank to the Company in 2004 without prior regulatory approval is approximately $753,000, of which it paid $311,000 during the second quarter.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

CAPITAL RESOURCES

Stockholders’ equity decreased $97,000 for the six months ended June 30, 2004, primarily due to the changes in retained earnings and unrealized losses on investment securities.  Retained earnings increased by $965,000 to $17,079,000 due to net earnings of $1,276,000 during the six month period, reduced by dividends of $311,000 paid in the second quarter.  In May 2004, the Company approved cash dividends of $0.15 per share to be paid to shareholders on record as of April 12, 2004.  Also, for the six month period ended June 30, 2004, accumulated other comprehensive income (loss) decreased $1,098,000 to $1,008,000 loss, compared with $90,000 gain at December 31, 2003.  The decrease is due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale investment portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of June 30, 2004, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 15%, 13%, and 8% respectively, compared with 14%, 13% and 8% respectively, at December 31, 2003.  As of June 30, 2004, the Company met all capital adequacy requirements to which it is subject.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Although we manage certain other risks, such as credit quality and liquidity risk, in the normal course of business we consider interest rate risk to be our most significant market risk and the risk that could potentially have the largest material effect on our financial condition and results of operations. We do not maintain a trading portfolio or deal in international instruments, and therefore, other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

Quantitative information about the Company’s market risk at June 30, 2004 is as follows (in thousands):

	2004
	Carrying Value	Estimated Fair Value	Down 100 bp	Up 100 bp

Financial assets:
Interest-bearing deposits with banks	$914	$914	—%	—%
Certificates of deposit	995	995	—	—
Investment securities	90,546	90,366	2.94	(3.81)
Loans receivable, net	208,076	207,160	1.51	(1.74)

Financial liabilities:
Interest-bearing deposits	205,936	195,624	1.41	(1.31)
Notes payable	540	540	—	—
Advances from Federal Home Loan Bank	34,961	35,938	1.56	(1.47)
Trust preferred securities	5,000	5,030	—	—

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures conducted at the end of the period covered by this report,  the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 2.          CHANGES IN SECURITIES

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders’ Meeting on Wednesday, May 25, 2004, at 10:00 a.m., at the Atlanta Life Insurance Company, Herndon Plaza, 100 Auburn Avenue, N.E., Atlanta, Georgia.  The purpose of the Annual Shareholders’ Meeting was to elect four (4) Class I directors who will serve a three year term expiring at the 2007 annual meeting.  The following table presents the results of the shareholders vote:

Directors	For	Withhold

Robert L. Brown	1,137,452	1,652
C. David Moody	1,137,452	1,662
Mercy P. Owens	1,137,452	1,662
James E. Williams	1,137,452	1,652

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit 31

Section 302 Certification by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit 32

Section 906 Certification pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C. by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(b)   Reports on Form 8-K:

Press Release of Registrant, dated August 11, 2004, announcing 2004 second quarter results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date:	August 13, 2004	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	August 13, 2004	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and Chief Operating Officer

Date:	August 13, 2004	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer