Form 10-Q
period 2004-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2004-11-15
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Registrant’s telephone number, including area code: (404) 659-5959

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,985,276 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on September 30, 2004.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(In thousands, except share data)

	2004	2003
	(Unaudited)
ASSETS

Cash and due from banks	$9,576	$11,694
Interest-bearing deposits with banks	314	108
Certificates of deposit	800	2,983
Investment securities available for sale, at fair value	77,572	97,301
Investment securities held to maturity, at cost	10,081	10,553
Other investments	1,848	2,734
Loans receivable, net	200,042	208,814
Premises and equipment, net	8,635	9,161
Cash surrender value of life insurance	8,480	8,150
Foreclosed real estate, net	1,418	2,053
Other assets	6,851	6,892

Total assets	$325,617	$360,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$57,165	$55,832
Interest-bearing deposits	210,204	220,947

Total deposits	267,369	276,779

Accrued expenses and other liabilities	2,877	3,219
Federal funds purchased	—	4,000
Notes payable	540	540
Trust preferred securities	5,000	5,000
Advances from Federal Home Loan Bank	24,500	46,961

Total liabilities	300,286	336,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 15,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,443	7,445
Retained earnings	17,461	16,114
Treasury stock at cost, 244,789 and 249,518 shares at September 30, 2004 and December 31, 2003, respectively	(1,987)	(2,025)
Accumulated other comprehensive income, net of income taxes	94	90

Total stockholders’ equity	25,331	23,944

	$325,617	$360,443

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income:
Loans, including fees	$3,691	$3,681	$11,576	$11,104
Investment securities:
Taxable	668	592	2,115	2,020
Tax-exempt	204	244	613	725
Federal funds sold	—	1	—	10
Interest-bearing deposits	3	36	22	114

Total interest income	4,566	4,554	14,326	13,973

Interest expense:
Deposits	692	747	2,051	2,491
Other borrowings	319	304	882	902
Total interest expense	1,011	1,051	2,933	3,393

Net interest income	3,555	3,503	11,393	10,580

Provision for loan losses	225	100	775	380

Net interest income after provision for loan losses	3,330	3,403	10,618	10,200

Noninterest income:
Service charges on deposits	1,017	965	2,794	2,702
Gain on sales of securities	—	489	58	707
Gain on sales of assets	75	10	149	10
Other operating income	352	253	1,329	839

Total noninterest income	1,444	1,717	4,330	4,258

Noninterest expense:
Salaries and employee benefits	2,026	1,847	6,109	5,478
Net occupancy and equipment	689	662	2,005	1,964
Other operating expenses	1,612	1,907	4,728	4,612

Total noninterest expense	4,327	4,416	12,842	12,054

Income before income taxes	447	704	2,106	2,404

Income tax expense	66	135	448	512

Net income	$381	$569	$1,658	$1,892

Net income per share - basic	$0.18	$0.27	$0.80	$0.91

Net income per share - diluted	$0.18	$0.27	$0.80	$0.91

Weighted average outstanding shares - basic	2,075	2,073	2,074	2,077

Weighted average outstanding shares - diluted	2,080	2,073	2,080	2,077
Dividends per common share	$—	$—	$0.15	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In thousands)

	September 30,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,658	$1,892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	775	380
Depreciation	807	836
Amortization and accretion, net	860	1,126
Provision for deferred income taxes	55	(166)
Gain on sale of assets and investments	(207)	(717)
Change in other assets	(350)	672
Change in accrued expenses and other liabilities	(341)	(1,562)

Net cash provided by operating activities	3,257	2,461

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	453	530
Proceeds from sales and maturities of investment securities available for sale	28,679	45,247
Purchases of investment securities held to maturity	—	(7,229)
Purchases of investment securities available for sale	(9,423)	(38,236)
Net change in other investments	886	92
Net change in loans receivable	7,027	5,195
Increase in cash surrender value of life insurance	(98)	(1,006)
Net cash and cash equivalents acquired from CFS Bancshares	—	2,612
Net proceeds from the sale of foreclosed properties	1,543	—
Purchases of premises and equipment, net	(272)	(457)
Net change in interest bearing deposits with banks	(206)	10,852
Net change in certificates of deposit	2,183	46

Net cash provided by investing activities	30,772	17,646

FINANCING ACTIVITIES:
Net change in deposits	(9,410)	(14,681)
Sale of treasury stock	38	20
Principal payments on debt	—	(200)
Net change in advances from Federal Home Loan Bank	(22,461)	(2,739)
Decrease in federal funds sold	(4,000)	—
Net change in additional paid-in-capital	(2)	—
Dividends paid	(311)	(312)

Net cash used in financing activities	(36,146)	(17,912)

Net change in cash and cash equivalents	(2,117)	2,195

Cash and and cash equivalents, beginning of period	11,694	11,117

Cash and and cash equivalents at end of period	$9,577	$13,312

Supplemental disclosures of cash paid during the period for:
Interest	$3,039	$3,384

Income taxes	$638	$628

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$4	$(571)

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2004 and 2003 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”.  The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method.  This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted.  The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

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

In March 2004, the FASB approved certain additional provisions of the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, including measurement guidance for evaluating whether an “other than temporary impairment” has occurred for marketable securities and cost method investments.  Additional disclosures are also required for cost method investments, effective at the end of the current fiscal year. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The adoption of this EITF is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.  STOCK BASED COMPENSATION

The Company’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, is illustrated in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

As reported net income available to common stockholders	$381	$569	$1,658	$1,892
Less: stock-based compensation expense determined under fair value method, net of tax	(8)	(4)	(22)	(12)

Pro forma net income	$373	$565	$1,636	$1,880

As reported earnings per share	$0.18	$0.27	$0.80	$0.91
Pro forma earnings per share	$0.18	$0.27	$0.79	$0.91
As reported earnings per diluted share	$0.18	$0.27	$0.80	$0.91
Pro forma earnings per diluted share	$0.18	$0.27	$0.79	$0.91

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

3.  INTANGIBLE ASSETS

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

The following table presents information about the Company’s intangible assets at (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$1,688	$2,836	$1,385

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended September 30, 2004	For the 9 months ended September 30, 2004	For the 3 months ended September 30, 2003	For the 9 months ended September 30, 2003

Aggregate amortization expense of core deposit intangibles:	$101	$303	$101	$286

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2004	$405
2005	$405
2006	$405
2007	$112
2008 and thereafter	$124

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Income	$381	$569	$1,658	$1,892

Other comprehensive income (loss)	1,102	(1,325)	4	(571)

Comprehensive income	$1,483	$(756)	$1,662	$1,321

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2004

Basic earnings per share	$381	2,075	$0.18
Effect of dilutive securities: options to purchase common shares	—	5	$—

Diluted earnings per share	$381	2,080	$0.18

Three Months ended September 30, 2003

Basic earnings per share	$569	2,073	$0.27
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$569	2,073	$0.27

Nine Months ended September 30, 2004

Basic earnings per share	$1,658	2,074	$0.80
Effect of dilutive securities: options to purchase common shares	—	6	$—

Diluted earnings per share	$1,658	2,080	$0.80

Nine Months ended September 30, 2003

Basic earnings per share	$1,892	2,077	$0.91
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,892	2,077	$0.91

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

The following discussion is of the Company’s financial condition as of September 30, 2004 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2004 and 2003.

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

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at September 30, 2004 were $325,617,000, a decrease of $34,826,000 or 10% compared to $360,443,000 at December 31, 2003. This decrease is due to the planned effort of the Company’s management to reposition the Company’s balance sheet, reduce its exposure to interest rate risk and benefit from continuing interest rate increases.  The Company may take advantage of additional opportunities as they arise to further improve asset yields and/or reduce long-term funding costs during the fiscal year.

At September 30, 2004, the Company maintained a balance of cash and due from banks of $9,576,000 representing a decrease of $2,118,000 from December 31, 2003.  Interest bearing deposits with banks increased to $314,000 from $108,000 at December 31, 2003.  Certificates of Deposit decreased $2,183,000 as the Company’s commitment in the Community Development Financial Institution Program (the CDFI) expires.  The CDFI program required the Company to place certificates of deposit in other CDFI institutions to fund economic development in local communities.  The Company is not renewing these certificates of deposit as they mature.

Investment securities classified as available for sale and held to maturity also decreased $19,729,000 and $472,000, respectively, since December 31, 2003.  In March 2004, the Company sold approximately $11,400,000 of investments available for sale for a gain of $58,000 to restructure and reduce the interest rate risk of its investment portfolio.  The remaining decrease in investments available for sale is attributed to called securities and pay-downs of mortgage-backed securities in the investment portfolio.

Loans receivable, net decreased $8,772,000 to $200,042,000 for the period ended September 30, 2004 compared to $208,814,000 at December 31, 2003.  In June 2004, the Company sold approximately $2,400,000 of its mortgage loan portfolio in its effort to reduce the interest rate risk and improve asset quality.  The Company broke even on the sale of those mortgage loans.

Total liabilities decreased $36,213,000 to $300,286,000 at September 30, 2004 compared to $336,499,000 at December 31, 2003. Total deposits, a component of total liabilities, decreased $9,410,000 from $276,779,000 at December 31, 2003 to $267,369,000 at September 30, 2004.  The decrease in deposits is partially attributed to a planned decline in interest-bearing deposits with governmental customers.  The Company elected not to renew several certificates of deposit due to the required collateralization of the deposits in the form of pledged investment securities.  By not renewing some of its governmental deposits, the Company mitigated its exposure to rising interest rates by reducing its investment portfolio and effectively, its cost of funds by relying more on deposits acquired through the open market.  Another significant component of total liabilities, advances from Federal Home Loan Bank decreased $22,461,000 to $24,500,000 at September 30, 2004 compared to $46,961,000 at December 31, 2003.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. treasury bills and notes, U.S. government sponsored agency securities, mortgage backed bonds, as well as certain equity securities.  At September 30, 2004 and December 31, 2003, the Company’s investment securities portfolio represented approximately 27% and 31% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$9,902	$42	$4	$9,940
State, county, and municipal securities	13,093	518	3	$13,608
Mortgage-backed securities	53,035	145	286	$52,894
Equity securities (1)	1,400	—	270	1,130
Totals	$77,430	$705	$563	$77,572

At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$14,820	$95	$8	$14,907
State, county, and municipal securities	13,602	450	14	14,038
Mortgage-backed securities	67,343	241	397	67,187
Equity securities (1)	1,400	—	231	1,169
Totals	$97,165	$786	$650	$97,301

(1) The equity securities represent agency dividends received deduction (DRD) preferred stock issued by FNMA and FHLMC.  These securities are callable at par, the interest rates reprice periodically and the interest earned is 70 percent tax free.

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$3,000	$2	$16	$2,986
State, county, and municipal securities	5,390	229	—	5,619
Mortgage-backed securities	1,691	5	31	1,665

Totals	$10,081	$236	$47	$10,270

At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and
U.S. Government agencies	$3,000	$9	$23	$2,986
State, county, and municipal securities	5,549	213	—	5,762
Mortgage-backed securities	2,004	10	35	1,979

Totals	$10,553	$232	$58	$10,727

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		September 30,	December 31,
		2004	2003

	Commercial, financial, and agricultural	$13,623	$16,919
	Installment	6,517	13,342
	Real estate - mortgage	133,872	135,194
	Real estate - construction	19,011	15,381
	Other	31,069	32,379
		204,092	213,215
Less:	Net deferred loan fees	532	589
	Allowance for loan losses	3,108	3,240
	Discount on loans acquired	410	572

	Loans receivable, net	$200,042	$208,814

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

Nonperforming assets decreased by $2,840,000 to $5,690,000 at September 30, 2004 from $8,530,000 at December 31, 2003.  Nonperforming assets represents 2.78% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at September 30, 2004 as compared to 3.98% at December 31, 2003.  Improved monitoring and oversight of loans have contributed to this decline.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2004 and December 31, 2003.

	September 30,	December 31,
	2004	2003
	(in thousands, except financial ratios)

Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$4,272	$6,477
Past-due loans of 90 days or more	—	—
Nonperforming loans	4,272	6,477

Real estate acquired through foreclosure	1,418	2,053
Total nonperforming assets	$5,690	$8,530

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	2.10%	3.05%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	2.78%	3.98%

Nonperforming assets to total assets	1.75%	2.37%

Allowance for loan losses to nonperforming loans	72.75%	50.02%

Allowance for loan losses to nonperforming assets	54.62%	37.98%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the nine month period ended September 30, 2004 provisions for loan losses totaled $775,000 compared to $380,000 for the same period in 2003.

The allowance for loan losses at September 30, 2004 was approximately $3,108,000, representing 1.53% of total loans, net of unearned income and discounts compared to approximately $3,240,000 at December 31, 2003, which also represented 1.53% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $49.5 million at September 30, 2004 and $51.1 million at December 31, 2003.  The Company’s loans to area convenience stores were approximately $24.9 million at September 30, 2004 and $27.3 million at December 31, 2003.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month period ended September 30, 2004 (amount in thousands, except financial ratios):

2004

Loans, net of unearned income and discounts	$203,150

Average loans, net of unearned income, discounts and the allowance for loan losses	$209,425

Allowance for loans losses at the beginning of period	$3,240

Loans charged off:
Commercial, financial, and agricultural	919
Real estate - loans	324
Installment loans to individuals	151
Total loans charged off	1,394

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	166
Real estate - loans	94
Installment loans to individuals	227
Total loans recovered	487

Net loans charged off	907

Additions to allowance for loan losses charged to operating expense	775

Allowance for loan losses at period end	$3,108

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.43%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.53%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits for the nine month period ended September 30, 2004 decreased by 3.4% or $9,410,000 to $267,369,000.  Noninterest-bearing deposits increased by $1,333,000 or 2.4%, while interest-bearing deposits decreased by $10,743,000 or 4.9%.  The decrease in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs and the Company’s decision to not renew several governmental customer deposits.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2004	2003

NOW and money market accounts	$55,354	$54,840
Savings accounts	43,970	43,524
Time deposits of $100,000 or more	65,739	77,187
Other time deposits	45,141	45,396
	$210,204	$220,947

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $24,500,000 at September 30, 2004 and $46,961,000 at December 31, 2003.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	September 30, 2004		December 31, 2003

April 2010	Quarterly	Fixed	5.82%	$10,000,000	5.82%	$10,000,000
July 2005	Daily	Variable	2.15%	9,500,000	1.15%	36,961,000
September 2006	Monthly	Variable	1.83%	5,000,000	—	—

Total Principal Outstanding				$24,500,000		$46,961,000

Weighted Average Rate at Period End			3.58%		1.24%

The Company had an unsecured note payable of approximately $540,000 at September 30, 2004 and December 31, 2003.  The note bears interest at the lender’s prime rate minus 50 basis points.

During 2002, The Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the

Company. The trust preferred securities are redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007.  The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At September 30, 2004, the interest rate on the trust preferred securities was 5.04%.

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

For the nine months ended September 30, 2004, the Company’s net interest income increased 8% or $813,000 to $11,393,000 compared to $10,580,000 for the nine months ended September 30, 2003.  Total interest income increased $353,000 or 3% to $14,326,000 for the nine months ended September 30, 2004 compared to $13,973,000 for the nine months ended September 30, 2003.  This increase is attributed to interest income on loans which increased $472,000 partially offset by: 1) a decrease of $17,000 in investment income resulting from the bank’s decision to reposition the investment portfolio; 2) a decrease of $10,000 in federal funds sold; and 3) a decrease of $92,000 in interest bearing deposits.  In addition, total interest expense decreased $460,000 as the Company lowered its funding cost by reducing the outstanding balances of interest-bearing deposits and other borrowings over the nine month comparative periods ended September 30, 2004 and 2003.

Net interest income increased $52,000 or 1% for the three month period ended September 30, 2004 as compared with the same period of the previous year.  The increase in net interest income resulted primarily from the decrease of $55,000 or 7% in interest expense on deposits for the three month comparative periods ended September 30, 2004 and 2003.  For the three month period ending September 30, 2004, average interest-bearing deposits decreased $10,882,000 to $202,849,000.  Interest expense paid on other borrowings increased $15,000 due to an increase in the weighted average interest rate paid on borrowings over the comparative three month periods ended September 30, 2004 and 2003.  As a result of repositioning its investment portfolio to reduce interest rate risk and to benefit from the increase in interest rates, interest income on investment securities increased $36,000 for the three month period ended September 30, 2004.

Provision for loan losses

The provision for loan losses for the three months ended September 30, 2004 was $225,000 compared to $100,000 for the same period in 2003.  The allowance for loan losses and the resulting provision for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  For the nine months ended September 30, 2004, the loan loss provision was $775,000 compared to $380,000 for the same period last year.  The increase in the loan loss provision is primarily due to weaknesses experienced in the Company’s commercial real estate sector during the nine months period which includes churches and convenient stores.  Also during the nine month period, the Company charged-off the remaining $919,000 of a $2.2 million loan that was in default at December 31, 2003.  Management believes that the allowance for loans at September 30, 2004 is adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income. For the nine month period ended September 30, 2004, noninterest income totaled $4,330,000, an increase of $72,000 or 2% compared to the nine month period ended September 30, 2003.  This increase is attributed to a $490,000 increase in other operating income which includes a $262,000 recovery of fraudulent items written-off in 2001, a $139,000 increase in gains on sale of assets and an increase of $92,000 in deposits and service fees, partially offset by a $649,000 decrease in gains on sale of securities.

Noninterest income totaled $1,444,000 for the three month period ended September 30, 2004, a decrease of $273,000 or 16% compared with the same period ended September 30, 2003.  This decrease is attributed to a $489,000 reduction in gains on the sale of securities partially offset by a $52,000 increase in deposit and service fee income, a $65,000 increase in gains from the sale of assets and a $99,000 increase in other non-interest income.

Noninterest expense:

Noninterest expense totaled $12,842,000 for the nine month period ended September 30, 2004, an increase of $788,000 or 7% compared to the same period last year.  The increase, in large part, is due to salaries and employees benefits, and other operating expenses.

Salaries and employee benefits increased $631,000 or 12% for the nine month period ended September 30, 2004 compared to the same period in 2003.  Average full-time equivalent employees for the nine month period were 167 at September 30, 2004 compared to 157 at September 30 2003.  This increase in full-time equivalent employees is primarily the result of the acquisition of a financial institution in February 2003.  For the three month period ending September 30, 2004, salaries and employee benefits increased $179,000 or 10%.  These increases are due to the hiring of several loan officers to market commercial loans at the Alabama Division.  Commercial lending products are new to the Company’s customers in the Alabama market.  As a result of the additional staffing in the Alabama and retail divisions, the average full-time equivalent employees for the three month ending September 30, 2004 was 170 compared to 163 at September 30, 2003.

Other operating expenses increased $116,000 or 3% to $4,728,000 for the nine month period ended September 30, 2004 compared to $4,612,000 for the nine month period ending September 30, 2003.   This increase is due in large part to Other Real Estate write-downs of $202,000 and higher collection costs resulting from management’s aggressive collection efforts. For the three month period ended September 30, 2004, other operating expenses decreased $295,000 when compared to the same period ended September 30, 2003.  This decrease is primarily the result of a $250,000 jury award for which the Company recorded a contingent loss in September 2003.  The Company is appealing this judgment.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at September 30, 2004.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2004.

	Cumulative amounts as of September 30, 2004 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$481	$2,468	$20,228	$64,476	$87,653
Certificates of deposit	—	100	700	—	800
Loans	73,262	6,808	67,550	56,472	204,092
Interest-bearing deposits with other banks	314	—	—	—	314
Total interest-sensitive assets	$74,057	$9,376	$88,478	$120,948	$292,859

Interest-sensitive liabilities:
Deposits (a)	$134,787	$55,522	$19,764	131	$210,204
Notes payable	540	—	—	—	540
Trust preferred securities	—	—	5,000	—	5,000
Other borrowings	14,500	—	—	10,000	24,500
Total interest-sensitive liabilities	$149,827	$55,522	$24,764	$10,131	$240,244

Interest-sensitivity gap	$(75,770)	$(46,146)	$63,714	$110,817	$52,615

Cumulative interest-sensitivity gap to total interest-sensitive assets	(25.87)%	(41.63)%	(19.87)%	17.97%	17.97%

(a) Savings, Now, and money market deposits totaling  $99,234 are included in the maturing in 3 months classification.

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

The primary source of liquidity for the Bank holding company is dividends from the Bank. The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies.  The Georgia Department of Banking and Finance regulates dividend payments and must approve payments that exceed 50% of the Bank’s net income for the prior year. The total dividends that could be paid by the Bank to the Company in 2004 without prior regulatory approval is approximately $970,000, of which it paid $311,000 during the second quarter.  Also, the Company has access to various capital markets. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

CAPITAL RESOURCES

Stockholders’ equity increased $1,387,000 for the nine months ended September 30, 2004, primarily due to the changes in retained earnings.  Retained earnings increased by $1,347,000 to $17,461,000 due to net earnings of $1,658,000 during the nine month period, reduced by dividends of $311,000 paid in the second quarter.  In May 2004, the Company approved cash dividends of $0.15 per share to be paid to shareholders on record as of April 12, 2004.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of September 30, 2004, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 15%, 13%, and 9% respectively, compared with 14%, 13% and 8% respectively, at December 31, 2003.  As of September 30, 2004, the Company met all capital adequacy requirements to which it is subject.

OTHER INFORMATION

Effective September 28, 2004, Citizens Bancshares Corporation elected to change its designation from a Financial Holding Company to a Bank Holding Company. The Financial Holding Company was created under the Title I of the Gramm-Leach-Bliley Act (“GLB Act”), but the Company had not exercised any powers exclusive to a Financial Holding Company.  Management has determined that being designated as a Bank Holding Company better supports the future strategy for the Company.

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

Quantitative information about the Company’s market risk at September 30, 2004 is as follows (in thousands):

	2004
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp

Financial assets:
Interest-bearing deposits with banks	$314	$314	—%	—%
Certificates of deposit	800	800	—	—
Investment securities	87,653	87,842	1.89	(3.46)
Loans receivable, net	204,092	203,194	1.51	(1.74)

Financial liabilities:
Interest-bearing deposits	210,204	201,599	1.47	(1.35)
Notes payable	540	540	—	—
Advances from Federal Home Loan Bank	24,500	25,405	2.16	(2.05)
Trust preferred securities	5,000	5,063	—	—

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

ITEM 4.                             CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures conducted at the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 2.          CHANGES IN SECURITIES

On October 12, 2004, the Company issued 1,322 shares of unregistered stock which was purchased pursuant to the Company’s Employee Stock Purchase Plan at a price of $8.49 per share.  Also, on this date, the Company issued 1,158 shares of unregistered stock upon the exercise of options by senior management.  These shares were issued at $7.00 per share pursuant to the applicable option agreement with senior management.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

Exhibit 31

Section 302 Certification by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit 32

Section 906 Certification pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C. by the Company’s executive officers with respect to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 15, 2004	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and
Chief Operating Officer

Date: November 15, 2004	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer