Form 10-K
period 2004-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2005-03-31
CIK 813640

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
(404) 659-5959 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
20,000,000 Shares of Common Stock, $1.00 par value (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        The number of shares outstanding for each of the registrant's classes of common stock as of March 15, 2005 was: 1,989,422 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value.

        The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $9.99 per share on June 30, 2004, was approximately $19,832,907.

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1890).

  (1)
  Annual Report to security holders for fiscal year ended December 31, 2004

  (2)
  Proxy Statement for Annual Meeting of Shareholders to be held May 25, 2005

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify the forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

  (1)
  The effects of future economic conditions;

  (2)
  Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

  (3)
  The effects of future financial accounting standard changes as promulgated by any financial accounting standard setting board or committee;

  (4)
  The risks of unexpected changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

  (5)
  The effects of competition from other financial institutions and companies in the financial services industry; and

  (6)
  The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

        All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

The Company

General

        Citizens Bancshares Corporation (the "Company") was incorporated as a Georgia business corporation in 1972 and became a bank holding company by acquiring all of the common stock of Citizens Trust Bank (the "Bank"). The Company's election to become a financial holding company was approved by the Federal Reserve Bank of Atlanta on December 20, 2000, but on September 23, 2004, the Company notified the Federal Reserve that, because its business strategy included only activities permissible for a bank holding company, it was withdrawing it election to be designated as a financial holding company. On September 28, 2004, the Federal Reserve Bank of Atlanta approved the Company's election to withdraw its financial holding company designation. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the "Trust") through the issuance of pooled trust preferred securities.

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

        Over the years, the Company has completed several acquisitions. On January 30, 1998, the Company merged with First Southern Bancshares, Inc., whose banking subsidiary, First Southern Bank simultaneously merged into the Bank. On March 10, 2000, the Company acquired certain assets and all of the deposits of Mutual Federal Savings Bank, a failing minority bank, from the Federal Deposit Insurance Corporation. On February 28, 2003, the Company acquired CFS Bancshares, Inc., a minority-owned savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank. This acquisition has resulted in a significant expansion of the Company's market area.

        The Company may make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Business—Bank Holding Company Regulations."

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

        The Bank's home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303. Including its main branch, the Bank operates twelve branch offices located in Atlanta, East Point, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama. The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Greene Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

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

Commercial Lending

        Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank's legal lending limits and which are existing deposit customers of the Bank. This category of loans includes loans made to individual, partnership, or corporate borrowers and obtained for a variety of business purposes.

Investments

        As of December 31, 2004, investment securities comprised approximately 26% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 63% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

Asset/Liability Management

        It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial and construction loans.

        The Bank's asset/liability mix is monitored on a daily basis and a report reflecting the interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

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

Employees

        As of December 31, 2004, the Bank had 164 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

        Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

        Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

  •
  Banking or managing or controlling banks; and

  •
  Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

        Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects the Company from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way the Company will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

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

        An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it becomes undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC's approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

        FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted annually and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

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

        In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the

Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

        The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, our ratio of total capital to risk-weighted assets was 14% and our ratio of Tier 1 Capital to risk-weighted assets was 13%.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, the Company's leverage ratio was 9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

        Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "—Prompt Corrective Action."

Payment of Dividends

        The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company, its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders. Currently, the Bank must receive approval from the Georgia Department of Banking and Finance and the Company must receive approval from the Federal Reserve Bank of Atlanta prior to the payment of dividends.

        If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "—Prompt Corrective Action" above.

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

Privacy

        Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with an unaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

        On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) became effective in 2004.

        The FCRA Amendments include, among other things:

  •
  new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

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

        The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information between our affiliates for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements.

Anti-Terrorism Legislation

        The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. The Bank has established a customer identification program pursuant to the "Know your customer" rules contained in Section 326 of the USA PATRIOT Act. The Bank has implemented procedures and policies to comply with those rules prior to the effective date of each of those rules.

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

SELECTED STATISTICAL INFORMATION

        The following statistical information is provided for the Company for the years ended December 31, 2004, 2003 and 2002. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Average Balance Sheets, Interest Rates, and Interest Differentials

        Condensed consolidated average balance sheets for the years indicated are presented below (amounts in thousands):

	Average Balances	2004 Interest Income/ Expense	Yield/ Rate	Average Balances	2003 Interest Income/ Expense	Yield/ Rate	Average Balances	2002 Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Loans, net(a)	$208,824	$15,659	7.50%	$198,296	$14,781	7.45%	$157,867	$12,748	8.08%
Investment securities:
Taxable(b)	76,306	2,762	3.62%	91,006	2,852	3.13%	55,529	2,984	5.37%
Tax-exempt(c)	19,234	1,254	6.52%	21,989	1,431	6.51%	20,704	1,436	6.94%
Federal funds sold	—	—	0.00%	982	11	1.12%	493	8	1.62%
Interest bearing deposits	1,559	34	2.18%	4,183	144	3.44%	14,505	324	2.23%

Total interest-earning assets	305,923	$19,709	6.44%	316,456	$19,219	6.07%	249,098	$17,500	7.03%
Other non-interest earning assets	34,789			36,058			29,179

Total Assets	$340,712			$352,514			$278,277

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand and savings	$101,341	$797	0.79%	$104,945	$818	0.78%	$89,702	$1,253	1.40%
Time	111,349	2,035	1.83%	119,713	2,413	2.02%	91,350	2,796	3.06%
Other borrowings	38,680	1,228	3.17%	42,271	1,223	2.89%	18,529	867	4.68%

Total interest bearing liabilities	$251,370	$4,060	1.62%	$266,929	$4,454	1.67%	$199,581	$4,916	2.46%
Other non-interest bearing liabilities	64,634			61,644			56,096
Stockholders' equity(d)	24,708			23,941			22,600

Total liabilities and stockholders' equity	$340,712			$352,514			$278,277

Excess of interest-earning assets over Interest-bearing liabilities	$54,553			$49,527			$49,517

Ratio of interest-earning assets to Interest-bearing liabilities	121.70%			118.55%			124.81%

Net interest income		$15,649			$14,765			$12,584

Net interest spread			4.83%			4.40%			4.57%

Net interest yield on interest earning assets			5.12%			4.67%			5.05%

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

        The following table sets forth, for the year ended December 31, 2004, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,			Due to Change in(a)
			Increase (decrease)
	2004	2003		Volume	Rate
Interest earned on:
Loans, net(b)	$15,659	$14,781	$878	$10,529	$(9,651)
Taxable investment securities(c)	2,762	2,852	(90)	(14,700)	14,610
Tax-exempt investment securities(d)	1,254	1,431	(177)	(2,755)	2,578
Federal funds sold	—	11	(11)	(982)	971
Interest bearing deposits	34	144	(110)	(2,624)	2,514

Total interest income	19,709	19,219	490	(10,532)	11,022

Interest paid on:
Savings & interest-bearing demand deposits	797	818	(21)	(3,908)	3,887
Time deposits	2,035	2,413	(378)	(8,061)	7,683
Other borrowed funds	1,228	1,223	5	(3,591)	3,596

Total interest expense	4,060	4,454	(394)	(15,560)	15,166

Net interest income	$15,649	$14,765	$884	$5,028	$(4,144)

(a)
The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)
Included in interest earned on loans are fees of approximately $1,068,000 in 2004 and $744,000 in 2003. Includes interest income recognized on nonaccrual loans during 2004 and 2003.

(c)
Includes dividend income.

(d)
Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

        The following table sets forth, for the year ended December 31, 2003 a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,			Due to Change in(a)
			Increase (decrease)
	2003	2002		Volume	Rate
Interest earned on:
Loans, net(b)	$14,781	$12,748	$2,033	$3,139	$(1,106)
Taxable investment securities(c)	2,852	2,984	(132)	1,509	(1,641)
Tax-exempt investment securities(d)	1,431	1,436	(5)	86	(91)
Federal funds sold	11	8	3	7	(4)
Interest bearing deposits	144	324	(180)	(293)	113

Total interest income	19,219	17,500	1,719	4,448	(2,729)

Interest paid on:
Savings & interest-bearing demand deposits	818	1,253	(435)	166	(601)
Time deposits	2,413	2,796	(383)	718	(1,101)
Other borrowed funds	1,223	867	356	899	(543)

Total interest expense	4,454	4,916	(462)	1,783	(2,245)

Net interest income	$14,765	$12,584	$2,181	$2,665	$(484)

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

Investment Securities

        The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2004	2003	2002
	(amounts in thousands)
Held to Maturity:
U. S. Treasury and U. S. Government agency securities	$3,000	$3,000	$—
Mortgage-backed securities	1,590	2,004	—
State, county, and municipal securities	5,390	5,549	2,376

Totals	$9,980	$10,553	$2,376

	December 31,
	2004	2003	2002
	(amounts in thousands)
Available for Sale:
U. S. Treasury and U. S. Government agency securities	$9,867	$14,908	$4,037
Mortgage-backed securities	49,279	67,187	16,289
State, county, and municipal securities	14,491	14,038	32,335
Equity securities	1,050	1,168	1,311

Totals	$74,687	$97,301	$53,972

        The following table shows the contractual maturities of all investment securities, presented at carrying value, at December 31, 2004 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield
U.S. Treasury and U.S. Government agencies	$—	—	$6,426	3.14%	$6,441	4.12%	$—		—
Mortgage-backed securities(a)	20	5.31%	2,894	4.03%	14,935	3.75%	33,020		3.94%
State, County, and Municipal Securities	180	4.90%	862	4.82%	6,532	4.59%	12,307		4.19%
Other equity securities(b)	—		—		—		1,050	(b)

Totals	$200		$10,182		$27,908		$46,377

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

        The Company did not have any investments with a single issuer which exceeded 10% of the Company's stockholders' equity at December 31, 2004, except for U.S. Treasury and U.S. Government agencies and mortgage-backed securities as shown in the table above.

Loans

        The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

		December 31,
		2004	2003	2002	2001	2000
Commercial, financial, and agricultural		$22,326,651	$21,258,932	$54,449,015	$50,528,620	$50,678,691
Installment		7,665,954	13,570,748	5,674,074	8,206,869	9,704,183
Real estate—mortgage		174,335,435	174,140,038	112,014,193	96,647,073	95,951,456
Real estate—construction		4,509,731	2,856,718	3,362,742	2,587,465	2,784,377
Other		2,609,407	1,388,343	525,192	1,231,124	2,287,962

		211,447,178	213,214,779	176,025,216	159,201,151	161,406,669
Less:	Net deferred loan fees	554,117	589,563	537,430	247,537	231,488
	Allowance for loan losses	3,182,697	3,239,703	2,629,753	2,002,842	2,672,919
	Discount on loans acquired from FDIC	356,362	571,636	781,153	1,039,657	1,150,374

		$207,354,002	$208,813,877	$172,076,880	$155,911,115	$157,351,888

        Certain loans were reclassified in 2003, 2002, 2001, and 2000 to conform to regulatory reporting requirements.

        There were no securitization of loans during 2004 and 2003.

        The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta.

        The Company's loans to area churches were approximately $46.1 million and $36.6 million at December 31, 2004 and 2003, respectively, which are generally secured by real estate. The Company also has approximately $23.6 million and $27.3 million in loans to area convenience stores at December 31, 2004 and 2003, respectively. The balance of churches and convenience stores loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

        The following table sets forth certain information at December 31, 2004, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans (amounts in thousands):

	Due after
	One year or less	Between one and five years	After five years	Total
Commercial, financial, and agricultural	$9,576	$9,880	$2,871	$22,327
Installment	1,309	5,366	990	7,665
Real estate—mortgage	76,257	47,233	50,845	174,335
Real estate—construction	2,567	1,943	—	4,510
Other	829	1,645	136	2,610

	$90,538	$66,067	$54,842	$211,447

Loans due after one year:
Having predetermined interest rates				$106,424
Having floating interest rates				14,485

Total				$120,909

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

Nonperforming Assets

        Nonperforming assets include nonperforming loans and real estate acquired through foreclosure. Nonperforming loans consist of loans which are past due with respect to principal or interest more than 90 days ("past-due loans") or have been placed on nonaccrual of interest status ("nonaccrual loans"). Generally, past-due loans and nonaccrual loans which are delinquent more than 90 days will be charged off against the Company's allowance for possible loan losses unless management determines that the loan has sufficient collateral to allow for the recovery of unpaid principal and interest or reasonable prospects for the resumption of principal and interest payments.

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

        Nonperforming loans decreased to $2,652,000 at December 31, 2004, from $6,477,000 at December 31, 2003. Real estate acquired through foreclosure decreased by $622,000 to $1,431,000 at December 31, 2004. Nonperforming loans represent 1.93% of loans net of unearned income, discounts and real estate acquired through foreclosure at December 31, 2004, as compared to 3.98% at December 31, 2003.

        At December 31, 2004 and 2003, the recorded investment in loans rated substandard, doubtful and loss was $9,935,000 and $10,301,000, respectively. The related allowance for loan losses for these loans was $1,499,000 and $1,977,000 at December 31, 2004 and 2003, respectively. The average investment in loans rated substandard, doubtful and loss during 2004 and 2003 was approximately $10,892,000 and $8,698,000, respectively. Interest income recognized on these loans was approximately $1,038,000,

$1,393,000, and $1,059,000 in 2004, 2003, and 2002, respectively. Interest income recognized on a cash basis was approximately $73,000, $300,000, and $246,000 in 2004, 2003, and 2002, respectively.

        With the exception of the loans included within nonperforming assets in the table below, management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which: (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the abilities of such borrower to comply with the loan repayment terms.

        The table below presents a summary of the Company's nonperforming assets at December 31, as follows (amounts in thousands, except financial ratios):

	2004	2003	2002	2001	2000
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$2,652	$6,477	$4,333	$1,761	$1,832
Past-due loans	—	—	—	442	11

Nonperforming loans	2,652	6,477	4,333	2,203	1,843
Real estate acquired through foreclosure	1,431	2,053	730	29	—

Total nonperforming assets	$4,083	$8,530	$5,063	$2,232	$1,843

Ratios:
Nonperforming loans to loans, net of unearned income and discounts	1.26%	3.05%	2.49%	1.40%	1.15%

Nonperforming assets to loans, net of unearned income, discounts and real estate acquired through foreclosure	1.93%	3.98%	2.89%	1.41%	1.15%

Nonperforming assets to total assets	1.23%	2.37%	1.81%	0.76%	0.69%

Allowance for loan losses to nonperforming loans	120.02%	50.02%	60.69%	90.92%	145.04%

Allowance for loan losses to nonperforming assets	77.95%	37.98%	51.94%	89.74%	145.04%

        Interest income on nonaccrual loans, which would have been reported, is summarized as follows:

	December 31,
	2004	2003	2002	2001	2000
Interest at contracted rate	$214,000	$1,093,000	$354,000	$235,000	$147,000
Interest recorded as income	73,000	300,000	246,000	48,000	85,000

Reduction of interest income	$141,000	$793,000	$108,000	$187,000	$62,000

Allowance for Loan Losses

        The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to expense:

	December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except financial rations)
Loans, net of unearned income and discounts	$210,537	$212,054	$174,707	$157,972	$160,026

Average loans, net of unearned income, discounts and the allowance for loan losses	$205,508	$198,296	$157,867	$158,289	$159,583

Allowance for loans losses at the beginning of year	$3,240	$2,630	$2,003	$2,673	$1,612
Loans charged-off:
Commercial, financial, and agricultural	956	1,437	840	2,510	457
Real estate—loans	408	765	245	570	658
Installment loans to individuals and other	175	402	751	276	777

Total loans charged off	1,539	2,604	1,836	3,356	1,892

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	250	256	503	359	62
Real estate—loans	129	464	151	343	438
Installment loans to individuals and other	253	243	149	174	309

Total loans recovered	632	963	803	876	809

Net loans charged-off	907	1,641	1,033	2,480	1,083
Allocation of discount on purchased loans	—	—	—	—	1,400
Allowance acquired in acquisition	—	608	—	—	—
Additions to allowance for loan losses charged to expense	850	1,643	1,660	1,810	744

Allowance for loan losses at end of year	$3,183	$3,240	$2,630	$2,003	$2,673

Ratio of net loans charged-off to average loans, net of unearned income, discounts and the allowance for loan losses	0.44%	0.83%	0.65%	1.57%	0.68%

Allowance for loan losses to loans, net of unearned income and discounts	1.51%	1.52%	1.51%	1.27%	1.67%

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

        Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance. For the year ended

2004, provisions for loan losses totaled $850,000 compared to $1,643,000 in 2003. The reduction in the provision for loan losses in 2004 resulted from improvements in the quality of the loan portfolio as well as improved oversight of the Company's classified assets. Also, in the prior year, the Company charged off $1.3 million of a $2.2 million loan that was in default necessitating a higher provision for loan losses in 2003.

        The allowance for loan losses at year ended December 31, 2004 was approximately $3,183,000, representing 1.51% of total loans, net of unearned income and discounts compared to approximately $3,240,000 at December 31, 2003, which represented 1.52% of total loans, net of unearned income and discounts.

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

	Commercial, financial, and agricultural	Installment and other	Real estate	Total
December 31, 2004 Allowance	$2,483	$57	$643	$3,183
Percent of loans in each category to total loans	9.4%	16.3%	74.3%	100.0%
December 31, 2003 Allowance	$1,923	$368	$949	$3,240
Percent of loans in each category to total loans	10.0%	7.0%	83.0%	100.0%
December 31, 2002 Allowance	$806	$165	$1,659	$2,630
Percent of loans in each category to total loans	30.9%	3.5%	65.6%	100.0%
December 31, 2001 Allowance	$966	$318	$719	$2,003
Percent of loans in each category to total loans	31.7%	5.9%	62.4%	100.0%
December 31, 2000 Allowance	$1,487	$120	$1,066	$2,673
Percent of loans in each category to total loans	31.4%	7.4%	61.2%	100.0%

Deposits

        The average amount of and average rate paid on deposits by category for the last three years are presented below:

	Years Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$61,763,028	—%	$58,682,302	—%	$53,537,843	—%
Savings and interest-bearing demand deposits	101,340,866	0.79%	104,944,894	0.78%	89,701,455	1.79%
Time deposits	111,348,714	1.83%	119,713,363	2.02%	91,350,483	3.06%

Total average deposits	$274,452,608	1.03%	$283,340,559	1.14%	$234,589,781	1.88%

        The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2004:

3 months or less	$4,244
Over 3 months through 6 months	24,337
Over 6 months through 12 months	32,014
Over 12 months	4,443

Total	$65,038

Short Term Borrowings

        There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of stockholders' equity for each of the years ended December 31, 2004, 2003, and 2002.

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

        The following table sets forth the distribution of the repricing of the Company's interest rate sensitive assets and interest rate sensitive liabilities over a one year horizon as of December 31, 2004.

	Cumulative amounts as of December 31, 2004 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$—	$200	$10,182	$74,285	$84,667
Loans	73,848	16,690	66,067	54,842	211,447
Certificates of deposit	100	—	700	—	800
Interest-bearing deposits with banks	734	—	—	—	734

Total interest-sensitive assets	$74,682	$16,890	$76,949	$129,127	$297,648

Investment-sensitive liabilities:
Interest-bearing deposits(a)	$114,761	$75,047	$19,138	$17	$208,963
Other borrowings	15,250	540	10,155	10,000	35,945

Total interest-sensitive liabilities	$130,011	$75,587	$29,293	$10,017	$244,908

Interest-sensitivity gap	$(55,329)	$(58,697)	$47,656	$119,110	$52,740
Cumulative interest-sensitivity gap to total interest-sensitive assets	(18.59)%	(38.31)%	(22.30)%	17.72%	17.72%

(a)
Savings, NOW, and money market deposits totaling $99,368 are included in the maturing in 3 months classification.

ITEM 2.    DESCRIPTION OF PROPERTIES

        The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta,, Georgia. In addition to its main branch, the Bank also operates eleven other branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at Stonecrest Mall, 2929 Turner Hill Road, Lithonia, Georgia, which is leased (the lease expires in February 2006); the office located at 6 Eleventh Street, Columbus, Georgia, which is leased (the lease expired in November 2004 and the bank assumed a month to month lease which is subject to renewal in 2005); the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; the office located at Bessemer Road, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank.

        Other than normal commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in entities primarily engaged in real estate activities.

ITEM 3.    LEGAL PROCEEDINGS

        On September 24, 2003, a jury awarded $250,000 against the Company in a dispute involving a foreclosure. The Company is appealing the ruling to have the jury award reversed and its accrual for this loss is reflected in the December 31, 2004 and 2003 Consolidated Financial Statements. There are

no other material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2003. The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
March 31, 2003	$7.20	$6.20
June 30, 2003	$11.25	$6.70
September 30, 2003	$12.00	$10.00
December 31, 2003	$13.00	$11.00
March 31, 2004	$13.25	$10.75
June 30, 2004	$11.00	$8.30
September 30, 2004	$10.24	$8.75
December 31, 2004	$14.00	$10.00

        As of March 15, 2005, there were approximately 1,472 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

        The Company paid an annual cash dividend of $0.15 per share in 2003 and 2004. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. Further, the Company and the Bank must receive approval from the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance, respectively, prior to the payment of dividends. See "Description of Business—Bank Regulation."

        In 2004, the Company paid each of its directors a retainer for board service which was payable in common stock; as a result, the Company issued 3,329 shares of unregistered common stock from treasury stock to its directors in 2004. 1,994 shares were issued at $6.70 per shares and 1,335 shares were issued at $10.00 per share.

ITEM 6.    SELECTED FINANCIAL DATA

        The information required by this item is included herein in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 under Part I, Item 1, "Description of Business."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

        Citizens Bancshares Corporation and subsidiaries (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers through its home office and eight full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, and as of February 28, 2003, two full-service branches in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the "Trust") through the issuance of pooled trust preferred securities. All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

        The following discussions of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes, appearing in other sections of this Annual Report.

Forward Looking Statements

        In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, the words "intend," "seek," "estimate," "believe," "anticipates," "plan," expects," and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements are based on current management expectations and, by their nature, are subject to risk and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual conditions, events or results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons, including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory practices or requirements. The Company undertakes no obligation to, nor does it intend to, update forward-looking statements to reflect circumstances or events that occur after the date hereof or to reflect the occurrence of unanticipated events. All written or oral forward-looking statements attributable to the Company are expressly qualified in the entirety by these cautionary statements.

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

        In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has identified the following as the most critical accounting policies upon which its financial status depends. The critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments by the Company's management. The Company's most critical accounting policies are:

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2004, 2003 or 2002.

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

        Loans—Loans are reported at principal amounts outstanding less unearned income, discounts and the allowance for loan losses. Interest income on loans is recognized on a level yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level-yield method. Discounts on loans purchased are accreted using the level yield method over the estimated remaining life of the loan purchased. The accretion and amortization of loan fees, origination costs, and premiums and discounts are presented as a component of loan interest income on the Consolidated Statements of Income.

        Allowance for Loan Losses—The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. These estimates for losses are based on individual assets and their related cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of chargeoffs, and other delinquency analyses. Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a quarterly basis a comprehensive review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

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

	Years ended December 31,
	2004	2003	2002	2001	2000
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$15,223	$14,279	$12,097	$11,447	$11,778

Provision for loan losses	$850	$1,643	$1,660	$1,810	$744

Net income	$2,305	$1,505	$1,436	$1,290	$2,101

Per share data:
Net income—basic	$1.11	$0.73	$0.68	$0.59	$0.95

Book value	$12.45	$11.56	$11.08	$10.23	$9.98

Cash dividends declared	$0.15	$0.15	$0.16	$0.17	$0.16

Balance sheet data:
Loans, net of unearned income and discounts	$210,537	$212,054	$174,707	$157,914	$160,026

Deposits	$266,502	$276,780	$228,611	$259,619	$230,863

Notes payable	$540	$540	$740	$1,270	$640

Advances from Federal Home Loan Bank	$30,250	$46,961	$18,750	$10,000	$10,000

Junior subordinated debentures	$5,155	$5,155	$5,155	$—	$—

Total assets	$331,384	$360,598	$279,645	$296,261	$267,278

Average stockholders' equity	$24,708	$23,941	$22,600	$22,348	$20,006

Average assets	$340,712	$352,514	$278,277	$260,083	$249,272

Ratios:
Net income to average assets	0.68%	0.43%	0.52%	0.50%	0.84%
Net income to average stockholders' equity	9.33%	6.29%	6.35%	5.77%	10.50%
Dividend payout ratio	13.49%	20.72%	23.54%	29.00%	16.97%
Average stockholders' equity to average assets	7.25%	6.79%	8.12%	8.59%	8.03%

        In 2004, the Company reported net income of $2,305,000, a 53 percent increase over net income of $1,505,000 in 2003, which represented a 5 percent increase over 2002. Basic and diluted earnings per share for 2004 was $1.11, compared with basic and diluted earnings per share of $0.73 and $0.72 in 2003, respectively, and $0.68 per share in 2002, representing a 52 percent increase in 2004 and a 7 percent increase in 2003, for basic net income per share. Pretax income for 2004 increased $1,187,000 or 67 percent over 2003 while income tax expense increased 147 percent over the same period. The statutory federal rate was 34 percent for both 2004 and 2003.

        In 2004, average interest earning assets decreased 3 percent from 2003. This decrease is primarily due to the sales and principal pay-downs of investments net of purchases, totaling $23 million. Average investment securities decreased 15 percent, and average interest bearing deposits with other banks decreased by 63 percent. These decreases were partially offset by a 5 percent increase in average loans receivable, net over 2003. The average earning asset mix in 2004 changed from 2003 with loans, net at 68 percent and 63 percent for 2004 and 2003, respectively, and total investment securities at 31 percent and 36 percent for 2004 and 2003, respectively. Management on a continuous basis monitors the mix of earning assets in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

        The ratio of average stockholders' equity to average assets is one measure used to determine capital strength. Overall, the Company's capital position remains strong as the ratio of average stockholders' equity to average assets for 2004 and 2003 was 7.2 and 6.8 percent respectively, compared to 8.1 percent in 2002. Another key capital ratio, the Company's net income to average stockholders' equity (return on equity), was 9.3 percent in 2004, and 6.3 percent in 2003, and 2002.

Financial Condition

        At December 31, 2004, The Company's total assets decreased by $29,214,000, or 8 percent to $331,384,000 compared to total assets of $360,598,000 in 2003. The decrease is primarily due to investments securities which declined by $23,187,000 to $84,667,000 at December 31, 2004. In March 2004, the Company sold approximately $11,400,000 of investments available for sale for a gain of $58,000 to restructure and reduce the interest rate risk of its investment portfolio. The sale of these investments also allowed the Company to reduce its public funds deposits which have higher yields than other deposit products offered by the Company. Investment securities are pledged as collateral for public funds held as deposits. The remaining decrease in investments is attributable to called securities, and principal pay downs of mortgage backed securities.

        Interest bearing deposits with banks increased by $626,000 to $734,000 at December 31, 2004 compared to the same period in 2003. This increase was offset by a decrease in certificates of deposit. Certificates of Deposits decreased $2,183,000 as the Company's commitment in the Community Development Financial Institution Program (the CDFI) expires. The CDFI program required the Company to place certificates of deposit in other CDFI institutions to fund economic development in local communities. The Company is not renewing the certificates of deposits as they mature.

        Premises and equipment decreased $782,000 or 9 percent at December 31, 2004 as compared to December 31, 2003. During 2004, the Company sold various fixed assets and property that did not fit into the Company's future strategy. The Company realized gains of $188,000 from these transactions during 2004.

        Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $589,000 or 7 percent at December 31, 2004. The increase is due to additional premiums paid and earnings on such premiums throughout the year.

        Foreclosed real estate, net, decreased $622,000 or 30 percent as the Company liquidated properties throughout the year and reinvested the funds into interest bearing assets. The Company realized net gains of $120,000 from these transactions during 2004.

Investment Portfolio

        The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company's investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate sensitivity position, while at the same time producing adequate levels of interest income.

        At December 31, 2004, investment securities comprised approximately 26 percent of the Company's assets. The investment portfolio had a fair market value of $84,813,000 and an amortized cost of $84,718,000, resulting in a net unrealized gain of $95,000. Investment securities comprised approximately 30 percent of the Company's assets at December 31, 2003. As of December 31, 2003, the investment portfolio had a fair market value of $108,028,000 and an amortized cost of $107,718,000, resulting in a net unrealized gain of $310,000.

        Investments classified as held-to-maturity as of December 31, 2004, were $9,980,000 at amortized cost ($10,126,000 estimated fair value), compared to $10,553,000, at amortized cost ($10,727,000 estimated fair value) as of December 31, 2003. Total investments classified as available-for-sale were $74,687,000, at fair value ($74,738,000 amortized cost) as of December 31, 2004, compared to $97,301,000 at fair value ($97,165,000 amortized cost) as of December 31, 2003.

        The following table shows the contractual maturities of all investment securities at December 31, 2004 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield
U.S. Government agencies	$—	—	$6,426	3.14%	$6,441	4.12%	$—		—
Mortgage-backed securities(a)	20	5.31%	2,894	4.03%	14,935	3.75%	33,020		3.94%
State, County, and Municipal Securities	180	4.90%	862	4.82%	6,532	4.59%	12,307		4.19%
Other equity securities(b)	—		—		—		1,050	(b)

Totals	$200		$10,182		$27,908		$46,377

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

        The provision for loan losses is the periodic cost of increasing the allowance or reserve for the estimated losses on loans in the portfolio. A charge against operating earnings is necessary to maintain the allowance for loan losses at an adequate level as determined by management. The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. In 2004, the provision for loan losses charged against operating earnings were $850,000 compared to $1,643,000 in 2003, and is reflective of the improvements in the quality of the Company's loan portfolio. In 2003, the Company incurred a significant charge-off of $1.3 million against a $2.2 million loan to a single borrower that was in default.

        The Company's allowance for loan losses was approximately $3,183,000 or 1.51 percent of loans receivable, net of unearned income and discounts at December 31, 2004, and $3,240,000 or 1.52 percent of loans receivable, net of unearned income and discounts at December 31, 2003. Management believes that the allowance for loan losses at December 31, 2004 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

Deposits

        Deposits remain the Company's primary source for funding loan growth. Total deposits at December 31, 2004 decreased by $10,278,000, or 4 percent to $266,502,000 compared to $276,780,000 at December 31, 2003. The Company has Corporate and Governmental customers that have significant deposit and withdrawal activities that impact deposit balances significantly.

        Average interest-bearing deposits at December 31, 2004 totaled $212,690,000, an $11,968,000 or 5 percent decrease when compared to $224,658,000 at December 31, 2003. The decrease in average interest-bearing deposits was primarily attributable to a planned decline in interest-bearing deposits with governmental customers. In 2004, the Company elected not to renew several certificates of deposit accounts due to the required collateralization of the deposits in the form of pledged investment securities. By not renewing some of its governmental deposits, the Company mitigated its exposure to rising interest rates by reducing its investment portfolio and effectively reduced its cost of funds by relying more on deposits acquired through the open market. Noninterest-bearing deposits increased by $1,706,000 or 3 percent to $57,539,000 at December 31, 2004 compared to $55,833,000 at December 31, 2003. For additional information about deposit maturities and composition, see Note 6, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

        While the Company continues to emphasize funding earning asset growth through deposits, average loan growth has exceeded deposit growth. As a result, the Company relied on other borrowings as a supplemental funding source. During 2004, the Company's average borrowed funds decreased $3,591,000 to $38,680,000 when compared to 2003. The average interest rate on other borrowings was 3.17 percent in 2004 and 2.89 percent in 2003. Other borrowings primarily consist of Federal funds purchased, Federal Home Loan Bank (the "FHLB") advances, notes payable and junior subordinated debentures. The Bank had an average outstanding advance from the FHLB of $32,999,000 in 2004 and $36,191,000 in 2003. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages and commercial real estate loans.

        In 2002, the Company issued $5,000,000 of pooled trust preferred securities to increase its capital position to purchase CFS Bancshares, Inc., a bank holding company which wholly owns Citizens Federal Savings Bank of Birmingham, Alabama. The Company completed the purchase of CFS Bancshares, Inc. on February 28, 2003. The outstanding pooled trust preferred securities at December 31, 2004 and 2003 was $5,000,000. These securities are reported in the Company's consolidated balance sheet as Junior Subordinated Debentures, which includes a wholly owned subsidiary grantor trust amount of $155,000 in accordance with FASB interpretation No. 46 (FIN 46R) "Consolidation of Variable Interest Entities"—an interpretation of ARB 51 (revised December 2003)." For additional information regarding the Company's other borrowings, see Note 7, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

        The following tables identify the Company's aggregated information about contractual obligations and loan commitments at December 31, 2004.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
FHLB advances	$15,250,000	$5,000,000	$—	$10,000,000	$30,250,000
Notes payable	539,647	—	—	—	539,647
Junior subordinated debentures	—	—	—	5,155,000	5,155,000
Operating leases	350,891	14,133	2,100	—	367,124

	$16,140,538	$5,014,133	$2,100	$15,155,000	$36,311,771

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Commitments to extend credit	$26,025,329	$6,696,301	$3,663,391	$3,759,773	$40,144,794
Commercial letters of credit	252,200	—	—	—	252,200

	$26,277,529	$6,696,301	$3,663,391	$3,759,773	$40,396,994

Liquidity Management

        Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank's prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Currently, the payment of dividends by the Bank requires the prior approval of the Georgia Department of Banking and Finance. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

Capital Resources

        Stockholders' equity increased by $1,938,000 during 2004. The increase is primarily due to increases in retained earnings of $1,994,000; partially offset by $124,000 decrease in accumulated other comprehensive income.

        Dividends of $311,000 were paid on the Company's common stock in 2004, which was consistent with the $312,000 paid in 2003. The annual dividend payout rate was $0.15 per common share in 2004 and 2003. The dividend payout ratio was 14 percent and 21 percent for 2004 and 2003 respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

        A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. In 2002, the Company raised $5 million through the single issuance of a trust preferred security. The trust preferred security qualifies as Tier 1 capital under Federal Reserve Board guidelines. The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company's capital position remains strong as the ratio of average stockholders' equity to average assets for 2004 was 7.25 percent compared with 6.79 percent in 2003.

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

        On March 17, 2004, at the request of the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance, the Boards of Directors of the Company and the Bank adopted resolutions regarding certain actions to be taken to strengthen the capital position and enhance the financial performance of the Company and the Bank. The acquisition of CFS Bancshares, Inc. in 2003, which was a cash transaction, decreased the Company's capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 14 percent, our ratio of Tier 1 Capital to risk-weighted assets was 13 percent and our leverage ratio was 9 percent. Management believes that all actions required by the resolutions have been successfully completed.

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

        Net interest income, on a fully tax-equivalent basis, accounted for 72 percent of net interest income and noninterest income before provision for loan losses in 2004, 73 percent in 2003 and 68 percent in 2002. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company's Asset/Liability Management Committee ("ALCO") is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

        The following table represents the Company's net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2004, 2003, 2002.

	December 31,
	2004	2003	2002
Interest Income	$19,282	$18,733	$17,012
Tax-equivalent adjustment	427	487	488

Interest income, tax-equivalent basis	19,709	19,220	17,500
Interest expense	(4,060)	(4,454)	(4,916)

Net interest income, tax equivalent basis	15,649	14,766	12,584
Provision for loan losses	(850)	(1,643)	(1,660)
Noninterest income	5,964	5,545	6,012
Noninterest expense	(17,382)	(16,413)	(14,884)

Income before income taxes	3,381	2,255	2,052

Income tax expense	(649)	(263)	(128)
Tax-equivalent adjustment	(427)	(487)	(488)

Income tax expense, tax-equivalant basis	(1,076)	(750)	(616)

Net income	$2,305	$1,505	$1,436

        Net interest income on a tax-equivalent basis for 2004 increased $883,000 or 6 percent over 2003 after increasing $2,182,000 or 17 percent in 2003 as compared to 2002. The increase in 2004 was due to the Company's ability to increase earning assets through the growth of its loan portfolio and its ability to manage the average rate paid on interest-bearing liabilities. The increase in 2003 was primarily due to the increase in earning assets acquired from the acquisition of CFS Bancshares, Inc.

        The average rate paid on interest-bearing liabilities decreased 5 basis points to 1.62 percent in 2004 from 1.67 percent in 2003, while yields on earning assets increased 37 basis points to 6.44 percent over the same period. The average rate paid on interest-bearing liabilities decreased 79 basis points in 2003 from 2002, while yields on earning assets decreased 96 basis points over the same period. The Company's net interest yield on interest earning assets in 2004, 2003 and 2002 was 5.12 percent, 4.67 percent, and 5.05 percent, respectively.

        The 2004 yield on average earning assets increased due to increases in yields on all asset categories, except for interest bearing deposits with banks. As a result of rising interest rates during latter 2004, the Company's investment securities and loan portfolios prepaid at a slower rate resulting in higher yields.

        In 2003, average earning assets increased $67,358,000 primarily due to a $36,762,000 increase in average investment securities and a $40,429,000 increase in average loans receivable, net, partially offset by a $10,322,000 decrease in average interest bearing deposits with banks. For the year ended December 31, 2003, total interest income increased $1,720,000 or 10 percent over 2002 due primarily to a $2,033,000 or 16 percent increase in interest income on loans receivable, net, partially offset by a $136,000 decrease in investment securities income.

        Total interest expense decreased $395,000 or 9 percent in 2004 due to a 5 basis point decrease in the average rate paid. Interest expense on deposits decreased $399,000 or 12 percent, partially offset by a $4,000 increase in interest paid on other borrowings.

Noninterest Income

        Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income totaled $5,964,000 in 2004, an increase of $418,000 or 8 percent compared to 2003.

        Fee income from service charges on deposit accounts increased 4 percent in 2004 and 3 percent in 2003. A large component of the Company's service charges on deposit accounts is related to insufficient funds, returned check charges, and other customer service fees. The volume of insufficient funds and returned check charges fluctuates monthly.

        Gains on sales of securities were $58,000, $716,000 and $1,164,000 in 2004, 2003 and 2002, respectively. During 2004, the bank sold investments in order to restructure its investment portfolio to take advantage of the rising interest rate environment and to reduce it collateralized public funds deposits. In 2003, the Company liquidated portions of its investment portfolio in anticipation of changes in market conditions and to offset increases in the provision for loan losses. Gains on sale of assets were $308,000 in 2004, $58,000 in 2003, and $2,000 in 2002. The gains in 2004 represent the sale of an unused building from the Company's fixed asset portfolio as well as gains realized from the sale of foreclosed properties. Gains realized in 2003 primarily represent the sale of non-strategic branches.

        Other operating income increased $685,000 or 59 percent in 2004, and decreased $59,000 or 5 percent in 2003. The increase in 2004 is primarily attributed to recoveries totaling $334,000 of non-performing assets that were charged-off in prior years.

Noninterest Expense

        Noninterest expense totaled $17,382,000 in 2004, an increase of $969,000 or 6 percent compared to $16,413,000 in the previous year. The increase in 2004 is primarily due to salaries and employee benefits. Noninterest expense increased $1,529,000 in 2003, an increase of 10 percent compared to 2002. This increase was primarily attributable to the acquisition of CFS Bancshares, Inc. in 2003. The Company acquired 3 full service branches in Alabama and the associated expenses of operating the acquired branch network.

        Salaries and employee benefits expense increased $872,000 or by 12 percent due to an increase in full-time employees, salary increases and rising health benefits. In 2004, average full time employees increased to 166 at December 31, 2004 from 156 at December 31, 2003. The Company hired several senior and executive officers in 2004 to establish a commercial lending presence in its Alabama Division acquired in 2003. Also, the Company accrued $133,000 in bonus expenses for the 2004 fiscal year. In 2003, salaries and employee benefits expense increased $274,000 or 4 percent due to the growth of the Bank's employee base after acquiring CFS Bancshares, Inc.

        Net occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company's premises and equipment. Net occupancy and equipment expense remained fairly consistent during the comparative years ended December 31, 2004 and 2003, increasing by $19,000. In 2003, net occupancy and equipment expense increased 12 percent due to the acquisition of CFS Bancshares, Inc., as the Company obtained a three branch network in Alabama. This increase was partially offset by the closure of a branch and the sale of a branch building.

        Other operating expenses increased slightly by $78,000 or 1 percent in 2004 to $6,443,000. In 2003, other operating expenses increased $963,000 or 18 percent to $6,365,000. This increase is due to the acquisition of CFS Bancshares, Inc., and a $250,000 jury award that the Company is appealing. An outcome is still pending.

Income Taxes

        Income tax expense increased $386,000 or 147 percent to $649,000 for the year ended December 31, 2004. The effective tax rate as a percentage of pretax income was 22 percent in 2004, 15 percent in 2003, and 8 percent in 2002. The statutory federal rate was 34 percent during 2004, 2003, and 2002. The increase in the effective tax rate in 2004 is due to a 67 percent increase in pretax income over 2003. For further information concerning the provision for income taxes, refer to Note 8, Income Taxes, in the Notes to Consolidated Financial Statements.

Quarterly Financial Data (Unaudited)

        The following table presents the Company's quarterly financial data for the years ended December 31, 2004 and 2003 (amounts in thousands):

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Interest Income	$4,980	$4,779	$4,566	$4,957	$4,395	$5,023	$4,554	$4,761
Interest expense	981	940	1,011	1,127	1,181	1,346	1,051	876

Net Interest income	3,999	3,839	3,555	3,830	3,214	3,677	3,503	3,885
Provision for loans loss	300	250	225	75	215	65	100	1,263 (1)
Non-interest income	1,198	1,688	1,444	1,634	1,149	1,392	1,717	1,288
Non-interest expense	4,037	4,478	4,327	4,540	3,386	4,066	4,416	4,546

Income before income taxes	860	799	447	849	762	938	704	(636)
Income tax expense (benefit)	198	185	66	201	158	219	135	(249)

Net income (loss)	$662	$614	$381	$648	$604	$719	$569	$(387)

Basic net income (loss) per common and common equivalent share outstanding	$0.32	$0.30	$0.18	$0.31	$0.29	$0.35	$0.27	$(0.18)

Diluted net income (loss) per common and common equivalent share outstanding	$0.32	$0.30	$0.18	$0.31	$0.29	$0.35	$0.27	$(0.19)

(1)
In the fourth quarter of 2003, the Company charged-off $1.3 million due to a $2.2 million loan that was in default, resulting in an increase in its provision for loans loss.

Stock Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, during 2004 the Company continued to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

        The following table presents the Company's as reported and pro forma information, including stock-based compensation expense, as if the fair-value based method had been applied, for the years ended December 31:

	2004	2003	2002
As reported net income available to common stockholders	$2,305,165	$1,505,040	$1,435,537
Less: stock-based compensation expense determined under fair value method, net of tax	(30,242)	(15,165)	(15,145)

Pro forma net income	2,274,923	1,489,875	1,420,392

As reported earnings per share	$1.11	$0.73	$0.68
Pro forma earnings per share	$1.10	$0.72	$0.68
As reported earnings per diluted share	$1.11	$0.72	$0.68
Pro forma earnings per diluted share	$1.09	$0.72	$0.68

        Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

        The fair values of the options granted in 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2004 Option grant was approximately $67,000. Similarly, the fair values of the options granted in 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.37%; expected volatility of 46%; risk free interest rate of 4.88% and an expected life of four years. The fair value of the 2002 Option grant was approximately $52,000. No options were granted in 2003 or 2001.

Recently Issued Accounting Standards

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this Standard and all of its required disclosures. For additional information, see Note 9, Employee Benefits.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE's) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE's expected losses if they occur, receive a majority of the VIE's residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE's created after January 31, 2003 and for VIE's in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Staff Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003)," which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIE's. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE's, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE's (i.e., non-SPE's) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The adoption of FIN 46 did not have a material effect on the Company's Consolidated Financial Statements.

        In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Board ("APB") Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

        In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary

Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

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

        The Company has adopted an asset/liability management program to monitor the Company's interest rate sensitivity and to ensure the Company is competitive in the loans and deposit market. Secondly, the Company performs periodic reviews to ensure its banking services and products are priced appropriately. Various information shown elsewhere in the Company's 10-K and in the Notes to Consolidated Financial Statements, should be considered in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has adopted an asset liability management program to monitor the Company's interest rate sensitivity risk and to ensure that the Company is competitive in the lending and deposit markets. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. During the three year period ended December 31, 2004, the Company did not enter into any derivative financial instruments such as futures, forwards, swaps or options. Additionally, refer to our interest sensitive management and liquidity disclosures included in the Company's Annual Report to Shareholders for the year ended December 31, 2004 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following table presents the effect of a

100 basis points positive and negative interest rate fluctuation on the Company's interest-rate sensitive assets and liabilities at December 31, 2004 (in thousands):

	2004
	Carrying Value	Estimated Fair Value	Down 100 bp	Up 100 bp
	(in thousands)
Financial assets:
Interest-bearing deposits with banks	$734	$734	—%	—%
Cetificates of deposit	800	800	—	—
Investment securities	84,667	84,813	1.93	(3.34)
Loans—net	207,354	207,267	1.12	(1.44)
Financial liabilities:
Deposits	208,963	199,883	1.48	(1.36)
Notes payable	540	540	—	—
Advances from Federal Home Loan Bank	30,250	31,042	1.70	(1.62)
Junior subordinated debentures	5,155	5,194	—	—

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X and by Item 302 of Regulation S-K are set forth in the pages listed below.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	43-44
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2004 and 2003	45
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002	46
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003, and 2002	47
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002	48-49
Notes to Consolidated Financial Statements	50-73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheet of Citizens Bancshares Corporation and its subsidiaries as of December 31, 2004, and the related consolidated statement of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Citizens Bancshares Corporation and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC
Columbia, South Carolina
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheet of Citizens Bancshares Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Atlanta, Georgia
April 12, 2004

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Cash and due from banks, including reserve requirements of $3,339,000 and $5,024,000 at December 31, 2004 and 2003, respectively	$10,874,537	$11,693,534
Interest-bearing deposits with banks	734,051	108,065
Certificates of deposit	800,000	2,983,328
Investment securities available for sale, at fair value (amortized cost of $74,738,254 and $97,164,826 at December 31, 2004 and 2003, respectively)	74,687,292	97,301,392
Investment securities held to maturity, at cost (estimated fair value of $10,125,902 and $10,726,802 at December 31, 2004 and 2003, respectively)	9,980,179	10,552,696
Other investments	2,468,850	2,733,950
Loans receivable—net	207,354,002	208,813,877
Premises and equipment—net	8,378,928	9,160,961
Cash surrender value of life insurance	8,739,508	8,150,075
Foreclosed real estate—net	1,430,541	2,052,587
Other assets	5,936,024	7,047,301

	$331,383,912	$360,597,766

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Noninterest-bearing deposits	$57,538,694	$55,832,587
Interest-bearing deposits	208,963,002	220,946,964

Total deposits	266,501,696	276,779,551

Accrued expenses and other liabilities	3,056,078	3,218,840
Federal funds purchased	—	4,000,000
Notes payable	539,647	539,647
Junior subordinated debentures	5,155,000	5,155,000
Advances from Federal Home Loan Bank	30,250,000	46,961,150

Total liabilities	305,502,421	336,654,188

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock—$1 par value; 15,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230,065	2,230,065
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding	90,000	90,000
Additional paid-in capital	7,442,206	7,444,693
Retained earnings	18,108,133	16,114,049
Treasury stock at cost, 240,643 and 249,518 shares at December 31, 2004 and 2003, respectively	(1,955,278)	(2,025,363)
Accumulated other comprehensive income (loss), net of income taxes	(33,635)	90,134

Total stockholders' equity	25,881,491	23,943,578

	$331,383,912	$360,597,766

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
Interest income:
Loans, including fees	$15,659,089	$14,781,046	$12,748,511
Investment securities:
Taxable	2,649,261	2,668,512	2,814,364
Tax-exempt	827,727	945,149	947,865
Dividends	112,263	183,692	169,590
Federal funds sold	—	10,640	7,612
Interest-bearing deposits	34,012	143,964	324,524

Total interest income	19,282,352	18,733,003	17,012,466

Interest expense:
Deposits	2,831,956	3,230,852	4,049,159
Other borrowings	1,227,508	1,223,499	866,676

Total interest expense	4,059,464	4,454,351	4,915,835

Net interest income	15,222,888	14,278,652	12,096,631
Provision for loan losses	850,000	1,643,200	1,660,165

Net interest income after provision for loan losses	14,372,888	12,635,452	10,436,466

Noninterest income:
Service charges on deposits	3,745,865	3,604,889	3,498,771
Gains on sales of securities	58,464	716,435	1,164,196
Gains on sales of assets	308,294	57,633	2,496
Mortgage origination fees	—	—	121,048
Other operating income	1,851,222	1,166,641	1,225,415

Total noninterest income	5,963,845	5,545,598	6,011,926

Noninterest expense:
Salaries and employee benefits	8,245,438	7,373,399	7,099,256
Occupancy and equipment	2,694,241	2,674,745	2,382,591
Other operating expenses	6,442,547	6,365,000	5,402,364

Total noninterest expense	17,382,226	16,413,144	14,884,211

Income before income taxes	2,954,507	1,767,906	1,564,181
Income tax expense	649,342	262,866	128,644

Net income	$2,305,165	$1,505,040	$1,435,537

Net income per share—basic	$1.11	$0.73	$0.68

Net income per share—diluted	$1.11	$0.72	$0.68

Weighted average outstanding shares:
Basic	2,075,040	2,075,313	2,101,555
Diluted	2,084,599	2,079,877	2,101,675

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

			Nonvoting Common Stock
	Common Stock						Treasury Stock		Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Shares	Amount		Total
Balance—December 31, 2001	2,230,065	$2,230,065	90,000	$90,000	$7,444,693	$13,823,230	(191,852)	$(1,665,344)	$(149,761)	$21,772,883
Net income	—	—	—	—	—	1,435,537	—	—	—	1,435,537
Unrealized holding gains on investment securities available for sale—net of taxes of $680,185	—	—	—	—	—	—	—	—	1,320,358	1,320,358
Less reclassification adjustment for holding gains included in net income—net of taxes of $395,827	—	—	—	—	—	—	—	—	(768,369)	(768,369)

Comprehensive income										1,987,526

Purchase of treasury stock	—	—	—	—	—	—	(49,144)	(380,683)	—	(380,683)
Dividends declared—$0.16 per share	—	—	—	—	—	(337,897)	—	—	—	(337,897)

Balance—December 31, 2002	2,230,065	$2,230,065	90,000	$90,000	$7,444,693	$14,920,870	(240,996)	$(2,046,027)	402,228	$23,041,829
Net income	—	—	—	—	—	1,505,040	—	—	—	1,505,040
Unrealized holding gains on investment securities available for sale—net of taxes of $82,812	—	—	—	—	—	—	—	—	160,753	160,753
Less reclassification adjustment for holding gains included in net income—net of taxes of $243,588	—	—	—	—	—	—	—	—	(472,847)	(472,847)

Comprehensive income										1,192,946

Donated treasury stock	—	—	—	—	—	—	(10,953)	—	—	—
Sale of treasury stock	—	—	—	—	—	—	2,431	20,664	—	20,664
Dividends declared—$0.15 per share	—	—	—	—	—	(311,861)	—	—	—	(311,861)

Balance—December 31, 2003	2,230,065	$2,230,065	90,000	$90,000	$7,444,693	$16,114,049	(249,518)	$(2,025,363)	$90,134	$23,943,578
Net income	—	—	—	—	—	2,305,165	—	—	—	2,305,165
Unrealized holding losses on investment securities available for sale—net of taxes of $43,882	—	—	—	—	—	—	—	—	(85,183)	(85,183)
Less reclassification adjustment for holding gains included in net income—net of taxes of $19,878	—	—	—	—	—	—	—	—	(38,586)	(38,586)

Comprehensive income										2,181,396

Sale of treasury stock	—	—	—	—	(2,487)	—	8,875	70,085	—	67,598
Dividends declared—$0.15 per share	—	—	—	—	—	(311,081)	—	—	—	(311,081)

Balance—December 31, 2004	2,230,065	$2,230,065	90,000	$90,000	$7,442,206	$18,108,133	(240,643)	$(1,955,278)	$(33,635)	$25,881,491

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$2,305,165	$1,505,040	$1,435,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	850,000	1,643,200	1,660,165
Provision for losses on foreclosed real estate	—	271,332	29,987
Depreciation	1,060,675	1,083,601	971,255
Amortization and accretion—net	1,124,134	1,627,790	(232,685)
Provision for deferred income taxes	(191,746)	51,492	(252,098)
Gains on sales and disposals of investments and property—net	(366,758)	(682,136)	(1,166,692)
Changes in assets and liabilities, net of acquisition:
Change in mortgage loans held for sale	—	—	422,500
Change in other assets	809,894	(1,424,902)	1,073,387
Change in accrued expenses and other liabilities	(162,762)	(1,113,811)	(909,230)

Net cash provided by operating activities	5,428,602	2,961,606	3,032,126

INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits with banks	(625,986)	15,236,956	22,066,222
Net change in certificates of deposit	2,183,328	111,672	—
Proceeds from the sales and maturities of investments:
Securities available for sale	32,235,654	54,225,637	68,324,691
Securities held to maturity	548,419	603,721	300,000
Purchases of securities available for sale	(10,409,498)	(40,902,201)	(54,323,294)
Purchases of securities held for maturity	—	(7,228,747)	—
Purchase of other investments	(4,458,200)	(5,449,849)	(715,000)
Proceeds from sales of other investments	4,723,300	4,941,749	—
Net cash and cash equivalents acquired from CFS Bancshares	—	2,090,789	—
Net change in loans	(444,058)	(5,441,050)	(23,431,139)
Purchases of premises and equipment	(367,169)	(535,943)	(929,440)
Proceeds from sale of premises and equipment	285,895	231,388	—
Premuims (paid) and policies surrendered	(298,000)	(993,000)	137,071
Net proceeds from sale of foreclosed real estate	1,611,203	395,179	375,000

Net cash provided by (used in) investing activities	24,984,888	17,286,301	11,804,111

(continued)

FINANCING ACTIVITIES:
Net change in deposits	$(10,277,854)	$(32,441,787)	$(30,656,103)
Increase (decrease) in Federal Funds Purchased	(4,000,000)	—	—
Principal payments on note payable	—	(200,021)	(530,574)
Proceeds from junior subordinated debentures, net	—	—	5,000,000
Net increase (decrease) in Federal Home Loan Bank advances	(16,711,150)	13,261,150	8,750,000
Dividends paid	(311,081)	(311,861)	(337,897)
Sale of treasury stock	67,598	20,664
Purchase of treasury stock	—	—	(380,683)

Net cash (used in) financing activities	(31,232,487)	(19,671,855)	(18,155,257)

Net change in cash and cash equivalents	(818,997)	576,052	(3,319,020)
CASH AND CASH EQUIVALENTS
Beginning of year	11,693,534	11,117,482	14,436,502

End of year	$10,874,537	$11,693,534	$11,117,482

Supplemental disclosures of cash paid during the year for:
Interest	$4,156,457	$4,458,021	$6,251,210
Income taxes	638,000	628,000	568,195
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	1,035,880	1,516,693	1,137,144
Securitized loans	—	—	4,669,289
Change in unrealized gain (loss) on investment securities available for sale—net of tax	(123,769)	(312,094)	551,989
Supplemental disclosures of acquisition of CFS Bancshares:
Loans	—	32,874,972	—
Other assets	—	65,359,722	—
Deposits assumed	—	(80,610,109)	—
Other liabilities	—	(19,715,374)	—

Net cash and cash equivalents acquired from acquistion	$—	$(2,090,789)	$—

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2004

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—Citizens Bancshares Corporation and subsidiaries (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers through eight full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, two full-service branches in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the "Trust") through the issuance of pooled trust preferred securities. All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

        Basis of Presentation—The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term are the allowance for loan losses, the valuation of allowances associated with the recognition of deferred tax assets and the value of foreclosed real estate and goodwill.

        Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand and amounts due from banks and federal funds sold. The Federal Reserve Bank (the "FRB") requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company's daily average balance with the FRB. This reserve requirement represents 3% of the Company's daily average demand deposit balance between $7 million and $40.6 million and 10% of the Company's daily average demand deposit balance above $40.6 million.

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2004, 2003, or 2002.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other than temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other than temporary impairment for securities recorded during 2004, 2003, and 2002.

        Other Investments—Other investments consist of Federal Home Loan Bank stock and Federal Reserve Bank stock which are restricted and have no readily determinable market value. These investments are carried at cost.

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

        Mortgage Servicing Rights—The Company allocates the total cost of a whole mortgage loan originated or purchased to mortgage servicing rights and loans based on relative fair values. Amounts capitalized as mortgage servicing rights are amortized over the period of, and in proportion to, estimated future net servicing income. The Company assesses its capitalized mortgage servicing rights for impairment based on independent appraisals of the market values of those rights. Impairments are recognized as a valuation allowance. The independent appraisals value such rights in consideration of prevailing interest rates, prepayment and default rates, and other relevant factors as appropriate. At December 31, 2004 and 2003, the fair values of mortgage servicing rights were $51,568 and $81,568, respectively, and are presented as a component of other assets in the consolidated balance sheets.

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

        Intangible Assets—Finite lived intangible assets of the Company represent deposit assumption premiums recorded upon the purchase of certain assets and liabilities from other financial institutions. Deposit assumption premiums are amortized over seven years, the estimated average lives of the deposits acquired, using the straight-line method and are included within other assets on the Consolidated Balance Sheets.

        The Company reviews the carrying value of goodwill on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred. An impairment charge is recognized if the carrying value of the reporting unit's goodwill exceeds its implied fair value.

        The following table presents information about our intangible assets:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$2,836,345	$1,789,836	$2,836,345	$1,384,644

        The following table presents information about aggregate amortization expense for each of the five succeeding fiscal years as follows:

	For the Years Ended December 31,
	2004	2003	2002
Aggregate amortization expense of core deposit intangibles	$405,192	$387,446	$351,952

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2005	405,192
2006	405,192
2007	111,900
2008	53,240
2009	53,240

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

        Net Income Per Share—Basic net income per common share ("EPS") is computed based on net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income divided by the weighted average number of common and potential common shares. The only potential common share equivalents are those related to stock options. Stock options which are anti-dilutive are excluded from the calculation of diluted EPS.

        Stock Options—Stock options are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Stock option compensation expense was not recognized in the Company's consolidated statements of income as all stock options granted had an exercise price greater than the fair value of the underlying common stock on the grant date.

        Stock Based Compensation—In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, during 2004 the Company continued

to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

        The following table presents the Company's as reported and pro forma information, including stock-based compensation expense, as if the fair-value based method had been applied, for the years ended December 31:

	2004	2003	2002
As reported net income available to common stockholders	$2,305,165	$1,505,040	$1,435,537
Less: stock-based compensation expense determined under fair value method, net of tax	(30,242)	(15,165)	(15,145)

Pro forma net income	$2,274,923	$1,489,875	$1,420,392

As reported earnings per share	$1.11	$0.73	$0.68
Pro forma earnings per share	$1.10	$0.72	$0.68
As reported earnings per diluted share	$1.11	$0.72	$0.68
Pro forma earnings per diluted share	$1.09	$0.72	$0.68

        Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

        The fair values of the options granted in 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2004 Option grant was approximately $67,000. Similarly, the fair values of the options granted in 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.37%; expected volatility of 46%; risk free interest rate of 4.88% and an expected life of four years. The fair value of the 2002 Option grant was approximately $52,000. No options were granted in 2003.

        Recently Issued Accounting Standards—In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted this Standard and all of its required disclosures. For additional information, see Note 9, Employee Benefits.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE's) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE's expected losses if they occur, receive a majority of the VIE's residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE's created after January 31, 2003 and for VIE's in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Staff Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003)," which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIE's. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE's, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE's (i.e., non-SPE's) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The adoption of FIN 46 did not have a material effect on the Company's Consolidated Financial Statements.

        In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Board ("APB") Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

        In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP

EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

        Reclassifications—Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

2.     ACQUISITION

        On February 28, 2003, the Company acquired CFS Bancshares, Inc., a savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank. The Company has paid approximately $8,751,000 in cash for all outstanding shares of CFS Bancshares, Inc. tendered through December 31, 2004 and expects to pay an additional $304,000 upon the tender of the remaining outstanding shares, for a total purchase price of $9,055,000. This acquisition has resulted in a significant expansion of the Company's market area and allows it to begin serving customers in the Birmingham metropolitan area.

        The acquisition of CFS Bancshares, Inc. was accounted for as a purchase. The fair value of the assets and liabilities acquired were determined by management and independent valuation specialists, and were recorded as of the date of purchase. Goodwill of $362,139 was recorded as the purchase price exceeded the net fair value of the assets and liabilities acquired. The Company recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $373,000 and is amortizing the amount over 7 years. As of December 31, 2004, the unamortized value of that intangible asset is approximately $284,000.

        A summary of the assets acquired and liabilities assumed in the acquisition follows (in thousands):

Assets acquired
Cash and Cash Equivalents	$11,146
Investment Securities	59,265
Loans	32,875
Premises and Equipment	3,223
Other Assets	2,871

Total Assets	109,380

Liabilities assumed
Deposits	80,610
Federal Home Loan Bank Advances	18,950
Other Liabilities	765

Total Liabilities	$100,325

3.     INVESTMENT SECURITIES

        Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004:
U.S. Government agency securities	$3,000,000	$—	$20,911	$2,979,089
State, county, and municipal securities	5,389,779	189,656	—	5,579,435
Mortgage-backed securities	1,590,400	3,811	26,833	1,567,378

Totals	$9,980,179	$193,467	$47,744	$10,125,902

At December 31, 2003:
U.S. Government agency securities	$3,000,000	$9,094	$22,727	$2,986,367
State, county, and municipal securities	5,548,350	212,744	—	5,761,094
Mortgage-backed securities	2,004,346	10,620	35,625	1,979,341

Totals	$10,552,696	$232,458	$58,352	$10,726,802

        Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004:
U.S. Government agency securities	$9,879,855	$12,419	$25,586	$9,866,688
State, county, and municipal securities	14,074,291	423,997	7,210	14,491,078
Mortgage-backed securities	49,384,108	144,463	249,365	49,279,206
Equity securities	1,400,000	—	349,680	1,050,320

Totals	$74,738,254	$580,879	$631,841	$74,687,292

At December 31, 2003:
U.S. Government agency securities	$14,820,019	$95,518	$7,754	$14,907,783
State, county, and municipal securities	13,601,456	450,172	13,668	14,037,960
Mortgage-backed securities	67,343,351	240,792	397,094	67,187,049
Equity securities	1,400,000	—	231,400	1,168,600

Totals	$97,164,826	$786,482	$649,916	$97,301,392

        The amortized costs and fair values of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$199,713	$204,508	$52	$53
Due after one year through five years	494,344	519,853	9,667,677	9,687,424
Due after five years through ten years	5,886,483	5,905,813	21,858,712	22,022,634
Due after ten years	3,399,639	3,495,728	41,811,813	41,926,861
Equity securities			1,400,000	1,050,320

	$9,980,179	$10,125,902	$74,738,254	$74,687,292

        Gross realized gains on securities were $138,218, $781,435, and $1,165,622 in 2004, 2003, and 2002, respectively. Gross realized losses on securities were $79,754, $65,000 and $1,426 in 2004, 2003 and 2002, respectively.

        Investment securities with carrying values of approximately $77,443,000, $76,773,000 and $42,704,000 at December 31, 2004, 2003 and 2002, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

        Those investment securities held to maturity and available for sale which have an unrealized loss position at December 31, 2004 are detailed below:

Securties Held-to-Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agencies	$2,979,089	$(20,911)	$—	$—	$2,979,089	$(20,911)
Mortgage-backed securites	—	—	1,197,386	(26,833)	1,197,386	(26,833)

Total	$2,979,089	$(20,911)	$1,197,386	$(26,833)	$4,176,475	$(47,744)

Securities Available-for-Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agencies	$5,015,058	$(25,586)	$—	$—	$5,015,058	$(25,586)
Mortgage-backed securites	27,627,917	(211,187)	2,180,371	(38,178)	29,808,288	(249,365)
Municipal securities	1,411,434	(7,210)	—	—	1,411,434	(7,210)
Equity Securities(1)	—	—	1,050,320	(349,680)	1,050,320	(349,680)

Total	$34,054,409	$(243,983)	$3,230,691	$(387,858)	$37,285,100	$(631,841)

(1)
Equity securities represent agency dividends received deductions (DRD) preferred stock issued by the Fannie Mae Corporation and the Federal Home Loan Mortgage Corporation. These securities are callable at par and reprice every two years. The interest earned on these equity securities is 70 percent tax free.

        Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At December 31, 2004, the Company had several debt securities that have been in an unrealized loss position for more than twelve months. Management believes these losses are temporary and are a result of the current interest rate environment.

        The fair values of equity securities are highly correlated with the level of short term interest rates and the shape of the yield curve. Since December 31, 2004 to February 28, 2005, these securities have recovered approximately $64,000 of their fair values reported at year end. Therefore, management believes these securities are not impaired and the Company has the intent and ability to hold the securities for a reasonable period of time for a forecasted recovery of the fair values up to and beyond the cost of the investments or until the securities are called at par.

4.     LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans outstanding, by classification, are summarized as follows:

	December 31,
	2004	2003
Commercial, financial, and agricultural	$22,326,651	$21,258,932
Installment	7,665,954	13,570,748
Real estate—mortgage	174,335,435	174,140,038
Real estate—construction	4,509,731	2,856,718
Other	2,609,407	1,388,343

	211,447,178	213,214,779
Less: Net deferred loan fees	554,117	589,563
Allowance for loan losses	3,182,697	3,239,703
Discount on loans acquired	356,362	571,636

	$207,354,002	$208,813,877

        Concentrations—The Company's concentrations of credit risk are as follows:

  •
  A substantial portion of the Company's loan portfolio is collateralized by real estate in metropolitan Atlanta. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

  •
  The Company's loans to area churches were approximately $46.1 million and $36.6 million at December 31, 2004 and 2003, respectively, which are generally secured by real estate.

  •
  The Company's loans to area convenience stores were approximately $23.6 million and $27.3 million at December 31, 2004 and 2003, respectively. Loans to convenience stores are generally secured by real estate.

        Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of year	$3,239,703	$2,629,753	$2,002,842
Provision for loan losses	850,000	1,643,200	1,660,165
Allowance acquired in acquisition	—	607,745	—
Loans charged off	(1,539,360)	(2,604,420)	(1,836,652)
Recoveries on loans previously charged off	632,354	963,425	803,398

Balance—end of year	$3,182,697	$3,239,703	$2,629,753

        Nonaccrual loans amounted to $2,652,445 and $6,477,268 at December 31, 2004 and 2003, respectively.

        At December 31, 2004 and 2003, the recorded investment in loans rated substandard, doubtful and loss was $9,935,000 and $10,301,000, respectively. The related allowance for loan losses for these loans was $1,499,000 and $1,977,000 at December 31, 2004 and 2003, respectively. The average investment in loans rated substandard, doubtful and loss during 2004 and 2003 was approximately $10,892,000 and $8,698,000, respectively. Interest income recognized on these loans was approximately $1,038,000, $1,393,000, and $1,059,000 in 2004, 2003, and 2002, respectively. Interest income recognized on a cash basis was approximately $73,000, $300,000, and $246,000 in 2004, 2003, and 2002, respectively.

5.     PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2004	2003
Land	$1,910,142	$1,969,642
Buildings and improvements	6,860,923	6,838,468
Furniture and equipment	5,868,427	5,601,182

	14,639,492	14,409,292
Less accumulated depreciation	6,260,564	5,248,331

	$8,378,928	$9,160,961

6.     DEPOSITS

        The following is a summary of interest-bearing deposits:

	December 31,
	2004	2003
Demand deposit and money market accounts	$55,748,260	$54,840,031
Savings accounts	43,620,002	43,523,694
Time deposits of $100,000 or more	65,038,481	77,186,914
Other time deposits	44,556,259	45,396,325

	$208,963,002	$220,946,964

        At December 31, 2004, maturities of time deposits are approximately as follows:

2005	90,440,036
2006	10,087,493
2007	4,144,847
2008	2,643,210
2009 and thereafter	2,279,154

$109,594,740

7.     OTHER BORROWINGS

        Federal Funds Purchased—Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. At December 31, 2004, the Company had no amounts outstanding. At December 31, 2003 the company had $4,000,000 outstanding at a rate of 1.28%.

        Notes Payable—At December 31, 2002, the Company had $739,668 outstanding under an unsecured note payable. The note bore interest at a rate of 50 basis points below the lender's prime rate and was due in full on May 1, 2003. During 2003, the note was refinanced as part of a new unsecured note. At December 31, 2003 and 2004, the note payable had an outstanding principal balance of $539,647. The note bore interest at a rate of 50 basis points below the lender's prime rate (3.50% at December 31, 2003 and 4.75% at December 31, 2004) and is payable quarterly. The principal balance is due in full on June 30, 2005.

        Junior Subordinated Debentures—During 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust,

Citizens (GA) Statutory Trust I (the "Trust"). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company. These securities are reported on our consolidated balance sheet as Junior Subordinated Debentures. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007. The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. At December 31, 2004, the interest rate on the junior subordinated debenture was 5.40%.

        Federal Home Loan Bank Advances—The Company has outstanding a $10 million convertible advance at December 31, 2004 and 2003 bearing interest at a fixed rate of 5.82% due April 5, 2010. The convertible advance is callable by the lender at the end of each fiscal quarter. If called, the advance will convert into a flat three month LIBOR based floating rate advance. At December 31, 2004 and 2003, the Company has variable rate advances of approximately $20.25 million and $37 million outstanding with a weighted average interest rate of 2.44% and 1.15%, respectively. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages and commercial real estate loans. As of December 31, 2004, total loans pledged as collateral was $57,000,000.

        As of December 31, 2004, maturities of the Company's Federal Home Loan Bank Advances are approximately as follows:

		December 31,
Maturity	Rate
		2004	2003
July-05	Variable (2.44% at December 31, 2004)	$15,250,000	$36,961,150
September-06	Variable (2.45% at December 31, 2004)	5,000,000	—
April-10	Fixed (5.82%)	10,000,000	10,000,000

		$30,250,000	$46,961,150

8.     INCOME TAXES

        The components of income tax expense consist of:

	2004	2003	2002
Current tax expense	$841,088	$211,374	$380,742
Deferred tax (benefit) expense	(191,746)	51,492	(252,098)

	$649,342	$262,866	$128,644

        Income tax expense for the years ended December 31, 2004, 2003, and 2002 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2004	2003	2002
Income tax expense at statutory rate	$1,004,532	$600,759	$531,822
Tax-exempt interest income—net of disallowed interest expense	(267,038)	(297,186)	(300,267)
Nondeductible expenses	13,101	23,105	18,095
Cash surrender value of life insurance income	(99,087)	(94,260)	(134,462)
Other—net	(2,166)	30,448	13,456

Income tax expense	$649,342	$262,866	$128,644

        The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2004	2003
Deferred tax assets:
Net operating losses and credits	$896,196	$890,035
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,090,790	1,100,768
Nonaccrual loan interest	56,509	15,264
Postretirement benefit accrual	415,245	374,111
Premises and equipment	66,079	31,416
Net unrealized loss on securities available for sale	17,326	—
Other	263,994	407,751

Gross deferred tax asset	2,806,139	2,819,345
Valuation allowance	(974,708)	(974,708)

Total deferred tax assets	1,831,431	1,844,637

Deferred tax liabilities:
Purchased loan discount	480,000	320,000
Net unrealized gain on securities available for sale	—	46,432
Other	459,071	777,591

Total deferred tax liabilities	939,071	1,144,023

Net deferred tax assets	$892,360	$700,614

        The Company has, at December 31, 2004, net operating loss carryforwards of approximately $7,005,000 for state income tax purposes, which expire in years 2005 through 2021. Due to the uncertainty relating to the realizability of these carryforwards, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a full valuation allowance has been provided for all state tax carryforwards.

9.     EMPLOYEE BENEFITS

        Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2004, 2003, and 2001, the Company recognized $125,556, $102,062, and $91,164, respectively, in expenses related to this plan.

        Other Postretirement Benefits—In addition to the Company's defined contribution plan, the Company sponsors postretirement medical and life insurance benefit plans for full-time employees who meet certain minimum age and service requirements. The plans contain cost sharing features with retirees and the Company funds benefit payments in the period incurred.

        The following table presents the plans' changes in accumulated benefit obligation for the years ended December 31, 2004 and 2003:

	2004	2003
Accumulated benefit obligation—beginning of year	$4,087	$238,004
Service cost	—	—
Interest cost	190	197
Actuarial gain (loss)	2,636	(233,675)
Company contributions for retirees	(439)	(439)

Accumulated benefit obligation—end of year	$6,474	$4,087

        The following table presents the plans' funded status reconciled with amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003:

	2004	2003
Funded status	$(6,474)	$(4,087)
Unrecognized transition obligation	—	—
Effects of curtailment		255,100
Unrecognized prior service cost	—	—
Unrecognized actuarial (loss)	(80,893)	(344,612)

Accrued postretirement benefit cost included in accrued expenses and other liabilities	$(87,367)	$(93,599)

        Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2004	2003	2002
Service cost	$—	$—	$28,445
Interest cost	190	197	16,116
Net amortization	(5,983)	(8,650)	(7,179)

Net periodic postretirement benefit cost	$(5,793)	$(8,453)	$37,382

        The Company used the following actuarial assumptions to determine our benefit obligations at December 31, 2004 and 2003, and our net periodic benefit cost for the years ended December 31, 2004, 2003, and 2002, as measured at December 31:

	2004	2003	2002
Benefit Obligations
Weighted average discount rate	5.66%	6.01%	6.75%
Assumed healthcare cost trend rate(1)	—	—	5.00%

	2004	2003	2002
Net Periodic Benefit Cost
Weighted average discount rate	6.01%	6.75%	7.25%
Assumed healthcare cost trend rate(1)	—	—	5.50%

(1)
The healthcare cost trend rate is assumed to decrease gradually to 5%. As a result of the Company's curtailment of its postretirement medical plan during 2003, an assumed healthcare cost trend rate was not considered for the years ending December 31, 2004 and 2003.

        Benefit payments in 2005 to 2015 are not expected to be material to the Company's Consolidated Financial Statements.

        On April 1, 2003, the Company curtailed its postretirement medical and life benefit plans. The curtailment resulted in the discontinuation of the Company subsidizing life insurance benefits and providing postretirement medical care for all participants in the plans. Those retirees who wish to continue to receive these benefits must pay the entire cost of the benefits. The curtailment reduced the Company's associated plan liabilities by $255,100 in 2003. There was no termination, acquisition or other events that significantly reduce the expected years of future service of employees.

        The Bank also has a postretirement benefit plan which provides retirement benefits to its key officers and Board members and provides death benefits for their designated beneficiaries. Under the plan, the Bank purchased whole life insurance contracts on the lives of certain key officers and Board members.

        The increase in cash surrender value of the contracts, less the Bank's premiums, constitutes the Bank's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2004 and 2003, the cash surrender value of these insurance contracts was $8,739,508 and $8,150,075, respectively.

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

	Approximate Contractual Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$40,144,794	$35,314,000
Commercial letters of credit	252,200	201,000

        Mortgage-Backed Securities—In connection with servicing mortgage-backed securities guaranteed by Fannie Mae, the Company advances certain principal and interest payments to security holders prior to their collection from specific mortgagors. Additionally, the Company must remit certain payments of property taxes and insurance premiums in advance of collecting them from specific mortgagors and make certain payments of attorneys' fees and other costs related to loans in foreclosure. These amounts are included as receivables within other assets in the consolidated balance sheets.

        Leases—As of December 31, 2004, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2005	350,891
2006	6,933
2007	3,600
2008	3,600
2009	2,100

$367,124

        The Company's main office lease expires in December 2005. The Company plans to issue a request for proposal to several property management companies to solicit offers for the Bank's headquarters location. The Company anticipates either renewing its current lease or signing a new lease at substantially the same terms.

        Rent expense in 2004, 2003, and 2002 was approximately $411,000, $389,000, and $435,000, respectively.

        Legal—During 2003, a jury awarded a $250,000 judgment against the Company for lenders' liability. The Company is appealing the ruling to have the jury award reversed and its accrual for this loss is reflected in the December 31, 2004 and 2003 Consolidated Financial Statements. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's consolidated financial statements.

11.   STOCK OPTIONS

        1998 Option—On January 30, 1998, the Company granted its president an option to purchase 17,500 shares of common stock of the Company at an exercise price of $9.88 per share (the "1998 Option") as compared to trades of stock at $5.00 per share around the date of grant. The 1998 Option vests at a rate of 20% per year, commencing on January 30, 1999. The option's term is ten years from the date of vesting, and at December 31, 2004, all options granted under the 1998 Option remained outstanding.

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

        2002 Option—On January 16, 2002, the Company granted its president and certain senior officers options to purchase 21,100 shares of common stock of the Company at an exercise price of $7.00 per share (the "2002 Option"), which equaled the market price of the stock on the date of grant. The 2002 Option vests at a rate of 33.3% per year, commencing on January 16, 2003. The option's term is ten years from the date of grant, and at December 31, 2004, 14,976 options to purchase shares under the 2002 Option remained outstanding.

        The fair value of the 2002 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.37%; expected volatility of 46%; risk free interest rate of 4.88% and an expected life of four years. The fair value of the 2002 Option grant was approximately $52,000.

        2004 Option—On January 21, 2004, the Company granted its president options to purchase 15,000 shares of common stock of the Company at an exercise price of $11.89 per share (the "2004 Option"), as compared to trades of stock at $11.20 per share on the date of grant. The 2004 Option vests at a rate of 33.3% per year, commencing on January 21, 2005. The option's term is ten years from the date of grant, and at December 31, 2004, 15,000 options to purchase shares under the 2004 Option remained outstanding.

        The fair value of the 2004 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2004 Option grant was approximately $67,000.

        A summary of the status of the Company's stock options as of December 31, 2004, 2003, and 2002, and changes during the years ended on those dates is presented below:

	2004			2003			2002
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding—beginning of year	35,300	$8.43	5.98 years	38,708	$8.29		20,516	$9.40
Granted	15,000	11.89		—	—		21,100	7.00
Expired/Terminated	(2,824)	7.00		(3,408)	6.84	(1)	(2,908)	6.81

Outstanding—end of year	47,476	$9.61	6.84 years	35,300	$8.43		38,708	$8.29

Options exercisable at year-end	29,366	$8.72		23,433	$9.15		15,508	$9.56

(1)
The options expiring in 2003 and 2002 includes options from the 1993 plan with an exercise price of $6.63

12.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Basic and diluted net income per common and potential common share have been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2004, 2003, 2002.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2004
Basic earnings per share	$2,305,165	2,075,040	$1.11
Effect of dilutive securities: option to purchase common shares	—	9,559	—

Diluted earnings per share	$2,305,165	2,084,599	$1.11

Year ended December 31, 2003
Basic earnings per share	$1,505,040	2,075,313	$0.73
Effect of dilutive securities: option to purchase common shares	—	4,564	(0.01)

Diluted earnings per share	$1,505,040	2,079,877	$0.72

Year ended December 31, 2002
Basic earnings per share	$1,435,537	2,101,555	$0.68
Effect of dilutive securities: option to purchase common shares	—	120	—

Diluted earnings per share	$1,435,537	2,101,675	$0.68

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

        Federal Funds Purchased—The carrying value of federal funds purchased approximates its carrying value.

        Notes Payable—Notes payable bear a variable interest rate and the carrying value approximates fair value.

        Advances from Federal Home Loan Bank—The fair values of advances from the Federal Home Loan Bank are estimated by discounting the future cash flows using the rates currently available to the Bank for debt with similar remaining maturities and terms.

        Junior Subordinated Debentures—The fair value of the issuance is estimated by discounting future cash flows using the rates currently available to the Bank for debt with similar remaining maturities and terms.

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

        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$10,875	$10,875	$11,694	$11,694
Interest-bearing deposits with banks	734	734	108	108
Cetificates of deposit	800	800	2,983	2,983
Investment securities	84,667	84,813	107,854	108,028
Other investments	2,469	2,469	2,734	2,734
Loans—net	207,354	207,267	208,814	208,830
Cash surrender value of life insurance	8,740	8,740	8,150	8,150
Financial liabilities:
Deposits	266,502	250,065	276,780	263,496
Federal funds purchased	—	—	4,000	4,000
Notes payable	540	540	540	540
Advances from Federal Home Loan Bank	30,250	31,042	46,961	48,071
Junior subordinated debentures	5,155	5,194	5,155	5,200
Off-balance-sheet financial instruments:	Notional amount	Estimated fair value	Notional amount	Estimated fair value
Commitments to extend credit	40,144	—	35,314	—
Commercial letters of credit	252	—	201	—

14.   SHAREHOLDERS' EQUITY

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 2004, the most recent notification from the various regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital (to risk weighted assets):
Consolidated	$31,549	14%	$17,546	8%	N/A	N/A
Bank	31,687	14%	17,514	8%	$21,893	10%
Tier I capital (to risk weighted assets):
Consolidated	28,802	13%	8,773	4%	N/A	N/A
Bank	28,945	13%	8,757	4%	13,136	6%
Tier I capital (to average assets):
Consolidated	28,802	9%	13,170	4%	N/A	N/A
Bank	28,945	9%	13,149	4%	16,437	5%
As of December 31, 2003
Total capital (to risk weighted assets):
Consolidated	$24,637	12%	$16,623	8%	N/A	N/A
Bank	29,431	14%	16,565	8%	$20,707	10%
Tier I capital (to risk weighted assets):
Consolidated	22,032	11%	8,311	4%	N/A	N/A
Bank	26,384	13%	8,283	4%	12,424	6%
Tier I capital (to average assets):
Consolidated	22,032	6%	14,342	4%	N/A	N/A
Bank	26,384	8%	14,311	4%	17,888	5%

        Dividend Limitation—The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. Currently, the payment of dividends by the Bank requires the prior approval of the Georgia Department of Banking and Finance.

15.   RELATED-PARTY TRANSACTIONS

        Certain of the Company's directors, officers, principal shareholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2004. Some of the Company's directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2004.

        All outstanding loans and other transactions with the Company's directors, officers, and principal shareholders were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, when made, did not involve more than the normal risk of collectibility or present other unfavorable features.

        The following table summarizes the activity in these loans during 2004:

Balance—December 31, 2003	$5,856,060
New loans	1,350,795
Repayments	(2,202,754)

Balance—December 31, 2004	$5,004,101

16.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

        Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2004	2003	2002
Professional services—legal	$480,107	$243,538	$179,195
Professional services—other	976,815	646,033	521,540
Stationery and supplies	241,287	317,770	259,230
Advertising	383,386	358,101	197,166
Data processing	677,115	653,883	1,221,228
ATM Charges	288,720	229,602	205,677
Postage	270,458	186,251	139,968
Telephone	379,746	417,985	440,476
Amortization of core deposit intangible	405,192	387,446	351,952
Security and protection expense	389,157	387,286	320,493
Other benefit expenses	360,012	271,132	217,072
Other losses	115,414	535,514	195,302
Other miscellaneous expenses	1,475,138	1,730,459	1,153,065

	$6,442,547	$6,365,000	$5,402,364

17.   CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2004	December 31, 2003
Balance Sheets
Assets:
Cash	$62,713	$114,305
Investment in Bank	31,024,657	28,746,339
Investment in Trust	155,000	155,000
Other assets	394,884	707,347

	$31,637,254	$29,722,991

Liabilities and stockholders' equity:
Note payable	$539,647	$539,647
Junior subordinated debentures	5,155,000	5,155,000
Other liabilities	61,116	84,766

Total liabilities	5,755,763	5,779,413
Stockholders' equity	25,881,491	23,943,578

	$31,637,254	$29,722,991

	For the Years Ended December 31,
	2004	2003	2002
Statements of Income and Comprehensive Income
Dividends from subsidiaries	$311,081	$928,173	$941,489
Other revenue	148	145	15,341

Total revenue	311,229	928,318	956,830
Interest expense	269,586	257,389	187,653
Other expense	349,928	402,572	225,293

Total expenses	619,514	659,961	412,946

Income before income tax benefit and equity in undistributed earnings of the subsidiaries	(308,285)	268,357	543,884
Income tax benefit	211,364	224,186	146,887

Income before equity in undistributed earnings of the subsidiaries	(96,921)	492,543	690,771
Equity in undistributed earnings of the subsidiaries	2,402,086	1,012,497	744,766

Net income	2,305,165	1,505,040	1,435,537
Other comprehensive income (loss)	(123,769)	(312,094)	551,989

Comprehensive income	$2,181,396	$1,192,946	$1,987,526

	Years Ended December 31,
	2004	2003	2002
Statements of Cash Flows
Cash flows from operating activities—
Net income	$2,305,165	$1,505,040	$1,435,537
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the subsidiaries	(2,402,087)	(1,012,497)	(744,766)
Change in other assets	312,463	32,355	(701,442)
Change in other liabilities	(23,650)	(75,016)	209,556

Net cash used in operating activities	191,891	449,882	198,885

Cash flows from investing activities:
Investment in subsidiaries	—	—	(4,261,253)

Net cash provided by (used in) investing activities	—	—	(4,261,253)

Cash flows from financing activities:
Payment on note payable	—	(200,021)	(200,000)
Dividends paid	(311,081)	(311,861)	(337,897)
Proceeds from note payable	—	—	—
Proceeds from junior subordinated debentures, net	—	—	5,000,000
Sale of treasury stock	67,598	20,664	—
Purchase of treasury stock	—	—	(380,683)

Net cash provided by (used in) financing activities	(243,483)	(491,218)	4,081,420

Net change in cash	(51,592)	(41,336)	19,052
Cash:
Beginning of year	114,305	155,641	136,589

End of year	$62,713	$114,305	$155,641

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$273,489	$229,720	$183,892
Income taxes	$628,000	$628,000	$568,195
Noncash investing activity—
Change in Bank's unrealized gain (loss) on investment securities available for sale—net of tax	$123,768	$312,094	$(551,989)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On August 12, 2004, Deloitte & Touche, LLP ("Deloitte") notified the Company that it would not stand for reappointment as the Company's independent accountants.

        Deloitte was the Company's principal auditors for the purpose of auditing its financial statements for the fiscal years ended December 31, 2003 and December 31, 2002. The reports on the financial statements for the aforementioned fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In the fiscal years ended December 31, 2003 and December 31, 2002, and the subsequent interim period through the date of termination on August 12, 2004, the Company had no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their reports. Deloitte furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of that letter was filed as Exhibit 16.1 to the Current Report on Form 8-K filed on August 17, 2004.

        On September 29, 2004, the Audit Committee of the Board of Directors of the Company engaged Elliott Davis, LLC to serve as its principal auditors. Prior to its engagement, the Company had not consulted with Elliott Davis, LLC with respect to: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company's financial statements; or (3) any matter that was either the subject of a disagreement or a reportable event.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005, under the headings "Election of Directors," "Executive Officers," "Beneficial Ownership of Common Stock" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and are incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005 under the heading "Executive Compensation" and are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005 under the heading "Beneficial Ownership of Common Stock" and are incorporated herein by reference.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	34,200 shares	$9.14	290,410 shares
Equity compensation plans not approved by security holders	17,500 shares	$9.88	None
Total	51,700 shares	$9.39

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005 under the heading "Certain Transactions" and are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to the Company's independent accountants is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005 under the heading "Accounting Matters" and are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following financial statements are included herein:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.
(a)(3)	Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Instruments Defining the Rights of Security Holders.(3)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(4)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(4)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(4)
10.5	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(5)
10.6	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(5)
21.1	List of subsidiaries.(6)
23.1	Consent of Elliott Davis, LLC.
23.2	Consent of Deloitte & Touche, LLP.
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Director of Management Services under Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Chief Executive Officer, Chief Operating Officer, Director of Management Services and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)
Incorporated by reference to exhibits of same number in the Company's 2003 Form 10-K.

(b)
Reports on Form 8-K filed during the Fourth Quarter of 2004

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

CITIZENS BANCSHARES CORPORATION
By:	/s/ JAMES E. YOUNG James E. Young President and Chief Executive Officer
Date:	March 30, 2005

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

Signature	Title	Date

/s/ RAY ROBINSON Ray Robinson	Chairman of the Board	March 30, 2005
/s/ ROBERT L. BROWN Robert L. Brown	Director	March 30, 2005
/s/ STEPHEN ELMORE Stephen Elmore	Director	March 30, 2005
/s/ C. DAVID MOODY C. David Moody	Director	March 30, 2005
/s/ MERCY P. OWENS Mercy P. Owens	Director	March 30, 2005

/s/ DONALD RATAJCZAK Donald Ratajczak	Director	March 30, 2005
/s/ H. JEROME RUSSELL H. Jerome Russell	Director	March 30, 2005
/s/ JAMES E. WILLIAMS James E. Williams	Director	March 30, 2005
/s/ JAMES E. YOUNG James E. Young	Director and President*	March 30, 2005
/s/ WILLARD C. LEWIS Willard C. Lewis	Senior Executive Vice President and Chief Operating Officer**	March 30, 2005
/s/ CYNTHIA DAY Cynthia Day	Executive Vice President and Director of Management Services**	March 30, 2005
/s/ SAMUEL J. COX Samuel J. Cox	Senior Vice President and Chief Financial Officer***	March 30, 2005

*
Principal executive officer

**
Principal operating officer

***
Principal accounting and financial officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
The Company
SELECTED STATISTICAL INFORMATION
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY