Form 10-Q
period 2005-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2005-05-16
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,995,631 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on March 31, 2005.

PART 1.	FINANCIAL INFORMATION
ITEM 1.	Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(In thousands, except share data)

	2005	2004
	(Unaudited)
ASSETS

Cash and due from banks	$11,992	$10,875
Interest-bearing deposits with banks	3,706	734
Certificates of deposit	700	800
Investment securities available for sale, at fair value	67,347	74,687
Investment securities held to maturity, at cost	9,892	9,980
Other investments	1,820	2,469
Loans receivable, net	207,745	207,354
Premises and equipment, net	8,151	8,379
Cash surrender value of life insurance	8,811	8,740
Foreclosed real estate, net	401	1,430
Other assets	6,172	5,936

Total assets	$326,737	$331,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$66,070	$57,539
Interest-bearing deposits	211,401	208,963

Total deposits	277,471	266,502

Accrued expenses and other liabilities	2,744	3,056
Notes payable	540	540
Junior subordinated debentures	5,155	5,155
Advances from Federal Home Loan Bank	15,000	30,250

Total liabilities	300,910	305,503

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 15,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,441	7,442
Retained earnings	18,568	18,108
Treasury stock at cost, 234,434 and 240,643 shares at March 31, 2005 and December 31, 2004, respectively	(1,906)	(1,955)
Accumulated other comprehensive loss, net of income taxes	(596)	(34)

Total stockholders’ equity	25,827	25,881

	$326,737	$331,384

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Interest income:
Loans, including fees	$3,932	$3,941
Investment securities:
Taxable	618	819
Tax-exempt	199	207
Interest-bearing deposits	11	13

Total interest income	4,760	4,980

Interest expense:
Deposits	845	700
Other borrowings	319	281
Total interest expense	1,164	981

Net interest income	3,596	3,999

Provision for loan losses	105	300

Net interest income after provision for loan losses	3,491	3,699

Noninterest income:
Service charges on deposits	827	843
Gain on sales of securities	46	58
Gain (loss) on sales of assets	(25)	7
Other operating income	408	290

Total noninterest income	1,256	1,198

Noninterest expense:
Salaries and employee benefits	2,120	1,954
Net occupancy and equipment	664	651
Other operating expenses	1,385	1,432

Total noninterest expense	4,169	4,037

Income before income taxes	578	860

Income tax expense	118	198

Net income	$460	$662

Net income per share - basic and diluted	$0.22	$0.32

Weighted average outstanding shares - basic	2,081	2,072

Weighted average outstanding shares - diluted	2,093	2,082

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited  - In thousands)

	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount

Balance—December 31, 2003	2,230	$2,230	90	$90	$7,445	$16,114	(250)	$(2,025)	$90	$23,944

Net income	—	—	—	—	—	662	—	—	—	662
Unrealized holding gains on investment securities available for sale—net of taxes of $43,882	—	—	—	—	—	—	—	—	633	633
Less reclassification adjustment for holding loss included in net income—net of taxes of $19,878	—	—	—	—	—	—	—	—	(39)	(39)

Comprehensive income	—	—	—	—	—	—	—	—	—	1,256
Sale of treasury stock	—	—	—	—	—	—	3	27	—	27

Balance—March 31, 2004	2,230	$2,230	90	$90	$7,445	$16,776	(247)	$(1,998)	$684	$25,227

Balance—December 31, 2004	2,230	$2,230	90	$90	$7,442	$18,108	(241)	$(1,955)	$(34)	$25,881

Net income	—	—	—	—	—	460	—	—	—	460
Unrealized holding losses on investment securities available for sale—net of taxes of $273,934	—	—	—	—	—	—	—	—	(532)	(532)
Less reclassification adjustment for holding loss included in net income—net of taxes of $15,541	—	—	—	—	—	—	—	—	(30)	(30)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(102)
Sale of treasury stock	—	—	—	—	(1)	—	6	49	—	48

Balance—March 31, 2005	2,230	$2,230	90	$90	$7,441	$18,568	(235)	$(1,906)	$(596)	$25,827

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In thousands)

	March 31,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$460	$662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	300
Depreciation	248	261
Amortization and accretion, net	178	111
Provision for deferred income taxes (benefit)	(15)	114
Gain on sale of assets and investments	(71)	(65)
Change in other assets	(24)	(426)
Change in accrued expenses and other liabilities	(312)	(171)

Net cash provided by operating activities	569	786

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	84	217
Proceeds from sales and maturities of investment securities available for sale	6,426	17,397
Purchases of investment securities available for sale	—	(1,016)
Net change in other investments	649	887
Net change in loans receivable	(539)	(2,576)
Net proceeds from the sale of foreclosed properties	1,053	18
Purchases of premises and equipment, net	(20)	(95)
Net change in interest bearing deposits with banks	(2,972)	(1,511)
Net change in certificates of deposit	100	1,300

Net cash provided by investing activities	4,781	14,621

FINANCING ACTIVITIES:
Net change in deposits	10,969	17,663
Sale of treasury stock	48	26
Net change in advances from Federal Home Loan Bank	(15,250)	(30,000)
Decrease in federal funds sold	—	(4,000)

Net cash used in financing activities	(4,233)	(16,311)

Net change in cash and cash equivalents	1,117	(904)

Cash and and cash equivalents, beginning of period	10,875	11,694

Cash and and cash equivalents at end of period	$11,992	$10,790

Supplemental disclosures of cash paid during the period for:
Interest	$1,101	$1,017

Income taxes	$—	$150

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$(562)	$594

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank operates under a state charter and serves its customers through eight full-service branches in metropolitan Atlanta, Georgia, one full-service branch in Columbus, Georgia, two full-service branches in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama.  The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities.  However, in accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2005 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2005 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending March 31, 2005, other than the items described below.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment.  Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

In December 2003, the FASB issued FIN No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.  FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability.  The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after March 15, 2004.  Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established.  The adoption of FIN No. 46(R) did not have a material impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures.  The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004.  The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed.  The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the

Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1.  The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a.  Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.  STOCK BASED COMPENSATION

The Company’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, is illustrated in the following table (in thousands, except per share data):

	For the three months ended March 31,
	2005	2004

As reported net income available to common stockholders	$460	$662
Less: stock-based compensation expense determined under fair value method, net of tax	(4)	(7)

Pro forma net income	$456	$655

As reported earnings per share	$0.22	$0.32
Pro forma earnings per share	$0.22	$0.32
As reported earnings per diluted share	$0.22	$0.32
Pro forma earnings per diluted share	$0.22	$0.31

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

The following table presents information about the Company’s intangible assets at (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$1,891	$2,836	$1,790

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended March 31, 2005	For the 3 months ended March 31, 2004
Aggregate amortization expense of core deposit intangibles:	$101	$101

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2005	$405
2006	$405
2007	$112
2008	$53
2009	$53

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income for the three month periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004

Net Income	$460	$662

Other comprehensive income (loss)	(562)	594

Comprehensive income	$(102)	$1,256

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months ended March 31, 2005

Basic earnings per share	$460	2,081	$0.22
Effect of dilutive securities: options to purchase common shares	—	12	$—

Diluted earnings per share	$460	2,093	$0.22

Three Months ended March 31, 2004

Basic earnings per share	$662	2,072	$0.32
Effect of dilutive securities: options to purchase common shares	—	10	—

Diluted earnings per share	$662	2,082	$0.32

RECLASSIFICATIONS

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank is a member of the Federal Reserve System and operates under a state charter.  The Company serves its customers through 12 full-service branches in Georgia and Alabama.  The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities. However, in accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

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

The following discussion is of the Company’s financial condition as of March 31, 2005 and the changes in the financial condition and results of operations for the three month periods ended March 31, 2005 and 2004.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2005 or 2004.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at March 31, 2005 were $326,737,000, a decrease of $4,647,000 or 1% compared to $331,384,000 at December 31, 2004.

At March 31, 2005, the Company maintained a balance of cash and due from banks of $11,992,000 representing an increase of $1,117,000 from December 31, 2004.  Interest bearing deposits with banks increased $2,972,000 to $3,706,000 at March 31, 2005 from $734,000 at December 31, 2004.

Investment securities classified as available for sale and held to maturity decreased $7,340,000 and $88,000, respectively, since December 31, 2004.  In February 2005, the Company took advantage of an opportunity to increase its average yield on earning assets through the sale of $1.8 million in available for securities to fund loan growth. The remaining decrease in investments available for sale is attributed to called securities and pay-downs of mortgage-backed securities in the investment portfolio.

Loans receivable, net increased $391,000 to $207,745,000 for the period ended March 31, 2005 compared to $207,354,000 at December 31, 2004.  Loan growth evened out for the first quarter of 2005 as a significant outstanding loan in the amount of $2.5 million paid-off in March 2005.

Total liabilities decreased $4,593,000 to $300,910,000 at March 31, 2005 compared to $305,503,000 at December 31, 2004. Total deposits, a component of total liabilities, increased $10,969,000 to $277,471,000 at March 31, 2005.  The increase in deposits is partially attributable to the Company’s implementation of a new sales culture which places specific emphasis on deposit growth.  Another significant component of total liabilities, advances from Federal Home Loan Bank (FHLB) decreased $15,250,000 to $15,000,000 at March 31, 2005 compared to $30,250,000 at December 31, 2004.  The Company used the liquidity generated from its deposit growth, and loan and investment pay-downs to reduce its outstanding debt with the FHLB, while improving its yield.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, mortgage backed bonds, as well as certain equity securities.  At March 31, 2005 and December 31, 2004, the Company’s investment securities portfolio represented approximately 24% and 26% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$8,358	$—	$119	$8,239
State, county, and municipal securities	12,333	285	35	$12,583
Mortgage-backed securities	46,158	48	781	$45,425
Equity securities(1)	1,400	—	300	1,100
Totals	$68,249	$333	$1,235	$67,347

At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$9,880	$12	$26	$9,866
State, county, and municipal securities	14,074	424	7	14,491
Mortgage-backed securities	49,384	145	249	49,280
Equity securities(1)	1,400	—	350	1,050
Totals	$74,738	$581	$632	$74,687

(1) The equity securities represent agency dividends received deduction (DRD) preferred stock issued by Fannie Mae Corporation (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  These securities are callable at par and reprice every two years.  The interest earned on these equity securities is 70 percent tax free.

Management evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At March 31, 2005, the Company had several debt securities that have been in an unrealized loss position for more than twelve months.  Management believes these losses are temporary and a result of the current interest rate environment.

The fair values of equity securities are highly correlated to the level of short term interest rates and the shape of the yield curve.  Management believes these securities are not impaired and the Company has the intent and ability to hold the securities for a reasonable period of time for a forecasted recovery of the fair values up to and beyond the cost of the investments or until the securities are called at par.

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$60	$2,940
State, county, and municipal securities	5,390	136	1	5,525
Mortgage-backed securities	1,502	4	39	1,467

Total	$9,892	$140	$100	$9,932

At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$21	$2,979
State, county, and municipal securities	5,390	190	—	5,580
Mortgage-backed securities	1,590	4	27	1,567

Total	$9,980	$194	$48	$10,126

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004

Commercial, financial, and agricultural	$20,621	$22,327
Installment	8,780	7,666
Real estate - mortgage	169,159	174,335
Real estate - construction	10,826	4,510
Other	2,511	2,609
Loans receivable	211,897	211,447
Less: Net deferred loan fees	489	554
Allowance for loan losses	3,360	3,183
Discount on loans acquired	303	356

Loans receivable, net	$207,745	$207,354

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

Nonperforming assets decreased by $810,000 to $3,273,000 at March 31, 2005 from $4,083,000 at December 31, 2004.  Nonperforming assets represents 1.55% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at March 31, 2005 as compared to 1.93% at December 31, 2004.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(in thousands, except financial ratios)

Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$2,872	$2,652
Past-due loans of 90 days or more	—	—
Nonperforming loans	2,872	2,652

Real estate acquired through foreclosure	401	1,431
Total nonperforming assets	$3,273	$4,083

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	1.36%	1.26%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	1.55%	1.93%

Nonperforming assets to total assets	1.00%	1.23%

Allowance for loan losses to nonperforming loans	116.99%	120.02%

Allowance for loan losses to nonperforming assets	102.66%	77.95%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the three month period ended March 31, 2005 provisions for loan losses totaled $105,000 compared to $300,000 for the same period in 2004.

The allowance for loan losses at March 31, 2005 was approximately $3,360,000, representing 1.59% of total loans, net of unearned income and discounts compared to approximately $3,183,000 at December 31, 2004, which also represented 1.51% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $44.7 million at March 31, 2005 and $46.1 million at December 31, 2004.  The Company’s loans to area convenience stores were approximately $23.4 million at March 31, 2005 and $23.6 million at December 31, 2004.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month periods ended March 31, 2005 and 2004 (amount in thousands, except financial ratios):

	2005	2004

Loans, net of unearned income and discounts	$211,105	$214,333

Average loans, net of unearned income, discounts and the allowance for loan losses	$212,062	$210,542

Allowance for loan losses at the beginning of period	$3,183	$3,240

Loans charged off:
Commercial, financial, and agricultural	36	—
Real estate - loans	3	114
Installment loans to individuals	27	72
Total loans charged off	66	186

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	76	69
Real estate - loans	43	21
Installment loans to individuals	19	27
Total loans recovered	138	117

Net loans recovered (charged off)	(72)	69

Additions to allowance for loan losses charged to operating expense	105	300

Allowance for loan losses at period end	$3,360	$3,471

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	(0.03)%	0.03%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.59%	1.62%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at March 31, 2005 increased by 4.12% or $10,969,000 to $277,471,000 from December 31, 2004.  Noninterest-bearing deposits increased by $8,531,000 or 14.83%, while interest-bearing deposits increased by $2,438,000 or 1.17%.  The increase in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  In addition, the Company implemented a new sales program in 2005 which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	March 31, 2005	December 31, 2004

NOW and money market accounts	$56,754	$55,748
Savings accounts	45,921	43,620
Time deposits of $100,000 or more	64,487	65,039
Other time deposits	44,239	44,556
	$211,401	$208,963

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $15,000,000 at March 31, 2005 and $30,250,000 at December 31, 2004.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	March 31, 2005		December 31, 2004

April 2010	Quarterly	Fixed	5.82%	$10,000,000	5.82%	$10,000,000
July 2005	Daily	Variable	—	—	2.44%	15,250,000
September 2006	Monthly	Variable	2.85%	5,000,000	2.45%	5,000,000

Total Principal Outstanding				$15,000,000		$30,250,000

Weighted Average Rate at Period End			4.83%		3.56%

The Company had an unsecured note payable of approximately $540,000 at March 31, 2005 and December 31, 2004.  The note bears interest at the lender’s prime rate minus 50 basis points.

During 2002, the Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported in our consolidated balance sheet as Junior Subordinated Debentures.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007.  The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At March 31, 2005, the interest rate on the junior subordinated debenture was 6.00%.

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

Net interest income decreased $403,000 or 10% for the three month period ended March 31, 2005 as compared with the same period of the previous year.  The decrease in net interest income resulted primarily from the decrease in investment interest income as average investments declined coupled with increases in total interest expense resulting from increased interest rates.  For the three month period ending March 31, 2005, the average investment in available for sale securities decreased $22,571,000 to $71,668,000 compared to $94,240,000 for the comparative three month period ending March 31, 2004.  During 2004, the Company sold securities from its investment portfolio in order reposition its portfolio, reduce investment duration risk, benefit from increased interest rates and fund withdrawals of public funds that it elected not to renew.  Interest expense on earning liabilities increased $183,000 due to increases in the average interest rate as the economy moved into a rising rate environment.

Provision for loan losses

The allowance for loan losses and the resulting provision for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  For the first quarter of 2005, the provision for loan losses was $105,000 compared to $300,000 for the same period in 2004, representing a decline of 65 percent.  The allowance for loan losses was $3,360,000 in the first quarter of 2005, compared to $3,183,000 at December 31, 2004. At March 31, 2005, the allowance for loan losses was 103 percent of the nonperforming assets compared to 78 percent at December 31, 2004.  At March 31, 2005, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,256,000 for the three month period ended March 31, 2005, an increase of $58,000 or 5% compared with the same period ended March 31, 2004.  This increase is attributed to a $118,000 rise in other noninterest income, partially offset by a $16,000 decrease in deposit and service fee income, a $12,000 decrease in gains on the sale of securities and a $32,000 decrease in gains from the sale of assets.

Noninterest expense:

Noninterest expense totaled $4,169,000 for the three month period ended March 31, 2005, an increase of $132,000 or 3.27% compared to the same period last year.  The increase, in large part, is due to salaries and employees benefits, and is partially reduced by other operating expenses.

Salaries and employee benefits increased $166,000 or 8.50% for the three month period ended March 31, 2005 compared to the same period in 2004.  In January 2005, the Company adopted a common review and salary adjustment date for all employees.  Consequently, all salary adjustments became effective in January on a prorated basis.  The Company anticipates this change will improve staff morale and retention.   In addition, the Company started accruing for anticipated bonuses in 2005 in anticipation of expected performance levels.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at March 31, 2005.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2005.

	Cumulative amounts as of March 31, 2005 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$511	$1,673	$25,059	$49,996	$77,239
Certificates of deposit	500	200	—	—	700
Loans	86,769	6,771	67,326	51,031	211,897
Interest-bearing deposits with other banks	3,706	—	—	—	3,706
Total interest-sensitive assets	$91,486	$8,644	$92,385	$101,027	$293,542

Interest-sensitive liabilities:
Deposits (a)	$139,762	$52,442	$19,194	$3	$211,401
Notes payable	540	—	—	—	540
Junior subordinated debentures	—	—	5,155	—	5,155
Other borrowings	—	—	5,000	10,000	15,000
Total interest-sensitive liabilities	$140,302	$52,442	$29,349	$10,003	$232,096

Interest-sensitivity gap	$(48,816)	$(43,798)	$63,036	$91,024	$61,446

Cumulative interest-sensitivity gap to total interest-sensitive assets	(16.63)%	(31.55)%	(10.08)%	20.93%	20.93%

(a) Savings, Now, and money market deposits totaling  $102,675 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  As of March 31, 2005, this amount was approximately $1,357,000.  The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  Currently, the payment of dividends by the Bank requires the prior approval of the Georgia Department of Banking and Finance.  The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales or paydowns of investment securities available for sale and held to maturity.  Other short-term investments such as federal funds sold and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.

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

CAPITAL RESOURCES

Stockholders’ equity decreased $54,000 for the three months ended March 31, 2005, primarily due to the changes in other comprehensive loss.  Accumulated other comprehensive loss, net of taxes increased by $562,000 to $596,000 during the three month period reduced.  These losses are due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale securities.  Retained earnings increased by $460,000 to $18,568,000 due to the first quarter’s net earnings, partially offsetting the decreases in stockholders’ equity

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of March 31, 2005, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14.76%, 13.50% and 9.03% respectively, compared with 14.47%, 13.22% and 8.80% respectively, at December 31, 2004.  As of March 31, 2005, the Company met all capital adequacy requirements to which it is subject.

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

Quantitative information about the Company’s market risk at March 31, 2005 is as follows (in thousands):

	2005
	Carrying Value	Estimated Fair Value	Down 100 bp	Up 100 bp

Financial assets:
Interest-bearing deposits with banks	$3,706	$3,706	—%	—%
Certificates of deposit	700	700	—	—
Investment securities	77,239	77,279	2.55	(3.41)
Loans receivable	211,897	208,689	0.98	(1.39)

Financial liabilities:
Interest-bearing deposits	211,401	200,580	1.42	(1.30)
Notes payable	540	540	—	—
Junior subordinated debentures	5,155	5,200	—	—
Advances from Federal Home Loan Bank	15,000	15,484	3.10	(2.95)

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13g-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2005 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and

Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: May 13, 2005	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Willard C. Lewis
Willard C. Lewis
Senior Executive Vice President and
Chief Operating Officer

Date: May 13, 2005	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer