Form 10-Q
period 2005-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2005-08-15
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,996,887 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on June 30, 2005.

PART 1.     FINANCIAL INFORMATION

ITEM 1.     Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands, except share data)

	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$17,052	$10,875
Interest-bearing deposits with banks	8,977	734
Certificates of deposit	100	800
Investment securities available for sale, at fair value	64,122	74,687
Investment securities held to maturity, at cost	9,799	9,980
Other investments	2,421	2,469
Loans receivable, net	206,391	207,354
Premises and equipment, net	7,965	8,379
Cash surrender value of life insurance	8,955	8,740
Foreclosed real estate, net	747	1,430
Other assets	5,561	5,936

Total assets	$332,090	$331,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$65,492	$57,539
Interest-bearing deposits	201,222	208,963

Total deposits	266,714	266,502

Accrued expenses and other liabilities	2,735	3,056
Notes payable	440	540
Junior subordinated debentures	5,155	5,155
Advances from Federal Home Loan Bank	30,500	30,250

Total liabilities	305,544	305,503

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 15,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,439	7,442
Retained earnings	18,726	18,108
Treasury stock at cost, 233,178 and 240,643 shares at June 30, 2005 and December 31, 2004, respectively	(1,896)	(1,955)
Accumulated other comprehensive loss, net of income taxes	(43)	(34)

Total stockholders’ equity	26,546	25,881

	$332,090	$331,384

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$4,097	$3,944	$8,030	$7,885
Investment securities:
Taxable	579	628	1,197	1,447
Tax-exempt	195	202	394	409
Interest-bearing deposits	86	5	96	18

Total interest income	4,957	4,779	9,717	9,759

Interest expense:
Deposits	950	658	1,795	1,358
Other borrowings	280	282	599	563
Total interest expense	1,230	940	2,394	1,921

Net interest income	3,727	3,839	7,323	7,838

Provision for loan losses	63	250	167	550

Net interest income after provision for loan losses	3,664	3,589	7,156	7,288

Noninterest income:
Service charges on deposits	852	935	1,679	1,777
Gain on sales of securities	—	—	46	58
Gain (loss) on sales of assets	9	66	(17)	74
Other operating income	704	687	1,112	977

Total noninterest income	1,565	1,688	2,820	2,886

Noninterest expense:
Salaries and employee benefits	2,034	2,129	4,153	4,083
Net occupancy and equipment	669	657	1,333	1,308
Other operating expenses	1,932	1,692	3,318	3,124

Total noninterest expense	4,635	4,478	8,804	8,515

Income before income taxes	594	799	1,172	1,659

Income tax expense	123	185	241	383

Net income	$471	$614	$931	$1,276

Net income per share - basic	$0.23	$0.30	$0.45	$0.62

Net income per share - diluted	$0.22	$0.30	$0.44	$0.61

Weighted average outstanding shares - basic	2,087	2,074	2,084	2,073

Weighted average outstanding shares - diluted	2,099	2,079	2,096	2,080
Dividends per common share	$0.15	$0.15	$0.15	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited - In thousands)

			Nonvoting		Additional				Accumulated Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2003	2,230	$2,230	90	$90	$7,445	$16,114	(250)	$(2,025)	$90	$23,944

Net income	—	—	—	—	—	1,276	—	—	—	1,276
Unrealized holding gains on investment securities available for sale—net of taxes of $546	—	—	—	—	—	—	—	—	(1,059)	(1,059)
Less reclassification adjustment for holding gains included in net income—net of taxes of $20	—	—	—	—	—	—	—	—	(39)	(39)

Comprehensive income	—	—	—	—	—	—	—	—	—	178
Sale of treasury stock	—	—	—	—	(2)	—	5	38	—	36
Dividends declared	—	—	—	—	—	(311)	—	—	—	(311)

Balance—June 30, 2004	2,230	$2,230	90	$90	$7,443	$17,079	(245)	$(1,987)	$(1,008)	$23,847

Balance—December 31, 2004	2,230	$2,230	90	$90	$7,442	$18,108	(241)	$(1,955)	$(34)	$25,881

Net income	—	—	—	—	—	931	—	—	—	931
Unrealized holding losses on investment securities available for sale—net of taxes of $11	—	—	—	—	—	—	—	—	21	21
Less reclassification adjustment for holding gains included in net income—net of taxes of $16	—	—	—	—	—	—	—	—	(30)	(30)

Comprehensive loss	—	—	—	—	—	—	—	—	—	922
Sale of treasury stock	—	—	—	—	(3)	—	8	59	—	56
Dividends declared	—	—	—	—	—	(313)	—	—	—	(313)

Balance—June 30, 2005	2,230	$2,230	90	$90	$7,439	$18,726	(233)	$(1,896)	$(43)	$26,546

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In thousands)

	June 30,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$931	$1,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	167	550
Depreciation	483	523
Amortization and accretion, net	381	607
Provision for deferred income taxes (benefit)	(34)	87
Gain on sale of assets and investments	(29)	(133)
Write-down of equity securities	346	—
Change in other assets	326	(279)
Change in accrued expenses and other liabilities	(322)	(621)
Net cash provided by operating activities	2,249	2,010

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	174	346
Proceeds from sales and maturities of investment securities available for sale	9,866	24,376
Purchases of investment securities available for sale	—	(9,423)
Net change in other investments	48	474
Net change in loans receivable	292	3,668
Premiums paid on life insurance policy	(70)	(70)
Net proceeds from the sale of foreclosed properties	1,134	825
Purchases of premises and equipment, net	(78)	(112)
Net change in interest bearing deposits with banks	(8,243)	(806)
Net change in certificates of deposit	700	1,988
Net cash provided by investing activities	3,823	21,266

FINANCING ACTIVITIES:
Net change in deposits	212	(6,865)
Sale of treasury stock	59	38
Principal payments on debt	(100)	—
Net change in advances from Federal Home Loan Bank	250	(12,000)
Decrease in federal funds sold	—	(4,000)
Net change in additional paid-in-capital	(3)	(2)
Dividends paid	(313)	(311)
Net cash provided (used) in financing activities	105	(23,140)

Net change in cash and cash equivalents	6,177	136

Cash and cash equivalents, beginning of period	10,875	11,694
Cash and cash equivalents at end of period	$17,052	$11,830

Supplemental disclosures of cash paid during the period for:
Interest	$2,379	$2,070

Income taxes	$186	$410

Supplemental disclosures of noncash transactions:
Change in unrealized loss on investment securities available for sale, net of taxes	$(9)	$(1,098)

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank operates under a state charter and serves its customers through eight full-service branches in metropolitan Atlanta, Georgia, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama.  The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities.  However, in accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2005 and 2004 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, changes in stockholders’ equity and cash flows for the six month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending June 30, 2005, other than the items described below.

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures.  The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after September 15, 2005.  The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed.  The FASB staff has issued a proposed

Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1.  The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a.  Citizens Bancshares adopted the guidance of EITF 03-1, effective as of June 30, 2005.  The impact of this adoption is reflected in the Company’s June 30, 2005 consolidated financial statements.

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

2.  STOCK BASED COMPENSATION

The Company’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, is illustrated in the following table (in thousands, except per share data):

	For the six months ended June 30,
	2005	2004

As reported net income available to common stockholders	$931	$1,276
Less: stock-based compensation expense determined under fair value method, net of tax	(12)	(8)

Pro forma net income	$919	$1,268

As reported earnings per share	$0.45	$0.62
Pro forma earnings per share	$0.44	$0.61
As reported earnings per diluted share	$0.44	$0.61
Pro forma earnings per diluted share	$0.44	$0.61

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

The following table presents information about the Company’s intangible assets at (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$1,992	$2,836	$1,790

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended June 30, 2005	For the 6 months ended June 30, 2005	For the 3 months ended June 30, 2004	For the 6 months ended June 30, 2004
Aggregate amortization expense of core deposit intangibles:	$101	$202	$101	$202

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2005	$405
2006	$405
2007	$112
2008	$53
2009	$53

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Income	$471	$614	$931	$1,276

Other comprehensive income (loss)	553	(1,692)	(9)	(1,098)

Comprehensive income	$1,024	$(1,078)	$922	$178

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2005

Basic earnings per share	$471	2,086	$0.23
Effect of dilutive securities: options to purchase common shares	—	13	$(0.01)
Diluted earnings per share	$471	2,099	$0.22

Three Months ended June 30, 2004

Basic earnings per share	$614	2,074	$0.30
Effect of dilutive securities: options to purchase common shares	—	5	—
Diluted earnings per share	$614	2,079	$0.30

Six Months ended June 30, 2005

Basic earnings per share	$931	2,084	$0.45
Effect of dilutive securities: options to purchase common shares	—	12	$(0.01)
Diluted earnings per share	$931	2,096	$0.44

Six Months ended June 30, 2004

Basic earnings per share	$1,276	2,073	$0.62
Effect of dilutive securities: options to purchase common shares	—	7	$(0.01)
Diluted earnings per share	$1,276	2,080	$0.61

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

Forward Looking Statements

In addition to historical information, this report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, the words “believe,” “anticipates,” “plan,” “expects,” and similar expressions are intended to identify forward-looking statements.

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

The following discussion is of the Company’s financial condition as of June 30, 2005 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2005 and 2004.

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

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at June 30, 2005 were $332,090,000, an increase of $706,000 or 0.21% compared to $331,384,000 at December 31, 2004.

At June 30, 2005, the Company maintained a balance of cash and due from banks of $17,052,000 representing an increase of $6,177,000 from December 31, 2004.  Interest bearing deposits with banks increased $8,243,000 to $8,977,000 at June 30, 2005 from $734,000 at December 31, 2004.  The Company increased its cash balance in anticipation of funding a $12 million withdrawal of a single depositor.  This deposit is typically returned to the Company in the third quarter.

Investment securities classified as available for sale and held to maturity decreased $10,565,000 and $181,000, respectively, since December 31, 2004.  In February 2005, the Company took advantage of an opportunity to increase its average yield on earning assets through the sale of $1.8 million in available for sale securities to fund loan growth. The remaining decrease in investments available for sale is attributed to called securities and pay-downs of mortgage-backed securities in the investment portfolio.

Loans receivable, net decreased $963,000 to $206,391,000 for the period ended June 30, 2005 compared to $207,354,000 at December 31, 2004.  During the first quarter of 2005, a significant outstanding loan in the amount of $2.5 million paid-off.

Total liabilities increased $41,000 to $305,544,000 at June 30, 2005 compared to $305,503,000 at December 31, 2004. Total deposits, a component of total liabilities, increased $212,000 to $266,714,000 at June 30, 2005.  Another significant component of total liabilities, advances from Federal Home Loan Bank (FHLB) increased $250,000 to $30,500,000 at June 30, 2005 compared to $30,250,000 at December 31, 2004.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, mortgage backed bonds, as well as certain equity securities.  At June 30, 2005 and December 31, 2004, the Company’s investment securities portfolio represented approximately 23% and 26% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$8,350	$7	$69	$8,288
State, county, and municipal securities	12,329	329	5	$12,653
Mortgage-backed securities	42,632	25	530	$42,127
Equity securities (1)	1,054	—	—	1,054
Totals	$64,365	$361	$604	$64,122

At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$9,880	$12	$26	$9,866
State, county, and municipal securities	14,074	424	7	14,491
Mortgage-backed securities	49,384	145	249	49,280
Equity securities (1)	1,400	—	350	1,050
Totals	$74,738	$581	$632	$74,687

(1)  The equity securities represent agency dividends received deduction (DRD) preferred stock issued by Fannie Mae Corporation (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  These securities are callable at par and reprice every two years.  The interest earned on these equity securities is 70 percent tax free.

The fair values of equity securities are highly correlated to the level of short-term interest rates and the shape of the yield curve.  Management has the ability to hold the securities for a reasonable period of time for a forecasted recovery of the fair value.  However, the Company’s equity investments in the preferred stock of the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) have been in an unrealized loss position for more than twelve months.  In accordance with SFAS 115 and SAB 59, as the forecasted market price recovery period lengthened on the investments, management determined that there was a lack of objective evidence to support recovery of the cost of the securities over a reasonable period of time, which resulted in the other-than-temporary impairment.  In June 2005, the Company recorded $346,000 for other-than-temporary impairment in the securities.  Management continues to evaluate and assess the remaining classes of securities for any impairment deemed other-than-temporary and will take appropriate actions when deemed necessary under the guidelines.

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$27	$2,973
State, county, and municipal securities	5,391	163	—	5,554
Mortgage-backed securities	1,408	3	35	1,376

Totals	$9,799	$166	$62	$9,903

At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$21	$2,979
State, county, and municipal securities	5,390	190	—	5,580
Mortgage-backed securities	1,590	4	27	1,567

Totals	$9,980	$194	$48	$10,126

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30,	December 31,
		2005	2004

Commercial, financial, and agricultural		$17,059	$22,327
Installment		9,501	7,666
Real estate - mortgage		163,656	174,335
Real estate - construction		17,933	4,510
Other		2,346	2,609
	Loans receivable	210,495	211,447
Less:	Net deferred loan fees	433	554
	Allowance for loan losses	3,422	3,183
	Discount on loans acquired	249	356

	Loans receivable, net	$206,391	$207,354

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

Nonperforming assets decreased by $370,000 to $3,713,000 at June 30, 2005 from $4,083,000 at December 31, 2004.  Nonperforming assets represents 1.76% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at June 30, 2005 as compared to 1.93% at December 31, 2004.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$2,966	$2,652
Past-due loans of 90 days or more	—	—
Nonperforming loans	2,966	2,652

Real estate acquired through foreclosure	747	1,431
Total nonperforming assets	$3,713	$4,083

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	1.41%	1.26%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	1.76%	1.93%

Nonperforming assets to total assets	1.12%	1.23%

Allowance for loan losses to nonperforming loans	115.37%	120.02%

Allowance for loan losses to nonperforming assets	92.16%	77.95%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the six month period ended June 30, 2005 provisions for loan losses totaled $167,000 compared to $550,000 for the same period in 2004.

The allowance for loan losses at June 30, 2005 was approximately $3,422,000, representing 1.63% of total loans, net of unearned income and discounts compared to approximately $3,183,000 at December 31, 2004, which also represented 1.51% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $42.7 million at June 30, 2005 and $46.1 million at December 31, 2004.  The Company’s loans to area convenience stores were approximately $21.3 million at June 30, 2005 and $23.6 million at December 31, 2004.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month periods ended June 30, 2005 and 2004 (amount in thousands, except financial ratios):

	2005	2004

Loans, net of unearned income and discounts	$209,813	$207,022

Average loans, net of unearned income, discounts and the allowance for loan losses	$210,561	$206,795

Allowance for loan losses at the beginning of period	$3,183	$3,240

Loans charged off:
Commercial, financial, and agricultural	40	400
Real estate - loans	33	324
Installment loans to individuals	51	118
Total loans charged off	124	842

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	102	145
Real estate - loans	56	47
Installment loans to individuals	38	193
Total loans recovered	196	385

Net loans recovered (charged off)	72	(457)

Additions to allowance for loan losses charged to operating expense	167	550

Allowance for loan losses at period end	$3,422	$3,333

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.03%	-0.22%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.63%	1.61%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at June 30, 2005 increased by $212,000 to $266,714,000 from $266,502,000 at December 31, 2004.  Noninterest-bearing deposits increased by $7,953,000 or 13.82%, while interest-bearing deposits decreased by $7,741,000 or 3.70%. The increase in noninterest bearing deposits is the result of the Company’s new sales program in 2005 which places specific emphasis on noninterest deposit growth as well as the continued success of the bank’s new free checking account product.   The decrease in interest bearing deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  In June, a single governmental depositor withdrew $12 million of a maturing certificate.  As is typical, the Company expects the return of those funds in September of 2005.

The following is a summary of interest-bearing deposits (in thousands):

	June 30,	December 31,
	2005	2004

NOW and money market accounts	$61,541	$55,748
Savings accounts	44,055	43,620
Time deposits of $100,000 or more	51,261	65,039
Other time deposits	44,365	44,556
	$201,222	$208,963

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $30,500,000 at June 30, 2005 and $30,250,000 at December 31, 2004.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	June 30, 2005		December 31, 2004

April 2010	Quarterly	Fixed	5.82%	$10,000,000	5.82%	$10,000,000
July 2005	Daily	Variable	3.63%	15,500,000	2.44%	15,250,000
September 2006	Monthly	Variable	3.27%	5,000,000	2.45%	5,000,000

Total Principal Outstanding				$30,500,000		$30,250,000

Weighted Average Rate at Period End			4.29%		3.56%

The Company had an unsecured note payable of approximately $440,000 at June 30, 2005 and $540,000 at December 31, 2004.  The note bears interest at the lender’s prime rate minus 50 basis points.   At June 30, 2005 the interest rate on the unsecured note payable was 5.50%

During 2002, the Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported in our consolidated balance sheet as Junior Subordinated Debentures.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007.  The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At June 30, 2005, the interest rate on the junior subordinated debenture was 6.92%.

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

Net interest income decreased $112,000 or 3% for the three month period ended June 30, 2005 as compared with the same period of the previous year.  The decrease in net interest income resulted primarily from the decrease in investment interest income as average investments declined coupled with increases in total interest expense resulting from rising interest rates.  For the three month period ending June 30, 2005, the average investment in available for sale securities decreased $16,679,000 to $77,870,000 compared to $94,549,000 for the comparative three month period ending June 30, 2004 and 2005.  The Company reduced the size of its investment portfolio in order to strategically reposition its balance in a rising rate environment.

Net Interest income decreased $515,000 or 7% for the six month comparative periods ending June 30, 2004 and 2005.  Interest income on securities decreased $265,000 as the six month average balance of the Company’s investment portfolio declined $19,883,000 to $80,837,000 at June 30, 2005 from $100,720,000 million at June 30, 2004.  During March 2004, the Company sold securities from its investment portfolio in order reposition its portfolio, reduce investment duration risk, and fund withdrawals of public funds that it elected not to renew.  In addition, interest expense on earning liabilities increased $473,000 due to increases in the average interest rates.

Provision for loan losses

The provision for loan loss for the second quarter of 2005 is $63,000 compared to $250,000 for the same period of 2004, representing a decline of 75 percent.  The allowance for loan losses and the resulting provision for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  For the six month period ended June 30, 2005, the provision for loan losses was $167,000 compared to $550,000 for the same period ended June 30, 2004, representing a decline of 70 percent.  The allowance for loan losses was $3,422,000 at June 30, 2005, compared to $3,183,000 at December 31, 2004. At June 30, 2005, the allowance for loan losses was 92 percent of the nonperforming assets compared to 78 percent at December 31, 2004.  At June 30, 2005, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,565,000 for the three month period ended June 30, 2005, a decrease of $123,000 or 7% compared with the same period ended June 30, 2004.  The decrease is attributed to an $83,000 decline in service charges on deposits and a $57,000 decline in gains on sales of assets partially offset by a $17,000 increase in other operating income.

For the six month period ended June 30, 2005, noninterest income totaled $2,820,000 a decrease of $66,000 or 2% compared with the same period ended June 30, 2004.  The decrease is attributed to a $98,000 decline in service charges on deposits and a $91,000 decline in the gains on the sale of assets.  These decreases were partially offset by a $135,000 increase in other operating income as the bank realized increases in debit card and ATM income, servicing fee and credit card income.  In 2004, the Company reserved $250,000 for a contingent liability resulting from a jury verdict in a lawsuit against the bank.  In 2005, the Company won a reversal of the verdict on appeal and reversed the accrual.  During the same period in 2004, the bank recovered approximately $260,000 in fraudulent losses.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense totaled $4,635,000 for the three month period ended June 30, 2005, an increase of $157,000 or 4% compared to the same period last year.  This increase is primarily due to a $346,000 charge for other-than-temporary impairment of investments in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred stocks, and a $100,000 judgment levied against the Company.  Partially offsetting these charges, were decreases in salaries and employee benefits.  Salaries and employee benefits decreased $95,000 or 4% for the three month period ended June 30, 2005 compared to the same period in 2004. The Company’s full-time equivalent employees declined by 14 to 157 as of June 30, 2005 from 171 for the same period in 2004.  For three month period ending June 30, 2005, net occupancy and equipment increased $12,000 compared to the same period ending June 30, 2004.

Noninterest expense totaled $8,804,000 for the six month period ended June 30, 2005, an increase of $289,000 compared to the same period last year.  Salaries and employee benefits increased $70,000.  In January 2005, the Company adopted a common review and salary adjustment date for all employees.  Consequently, all salary adjustments became effective in January on a prorated basis as opposed to being spread over twelve months as was the case in 2004.  The Company anticipates this change will improve staff morale and retention.  In addition, the Company started accruing for anticipated bonuses in 2005 in anticipation of expected performance levels.  No bonuses were accrued in 2004.

Net occupancy and equipment expense increased $25,000 or 2% over the six month comparative period ending June 30, 2004 and 2005.  These costs are expected to decrease as the Company realizes savings for the consolidation of a branch located in Birmingham, Alabama during the second quarter of 2005.

Other operating expenses increased $194,000 over the six month period ended June 30, 2005.  The increase is most attributable to a loss of $346,000 that was recognized in the second quarter of 2005 relating to the other-than-temporary impairment of investments in the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation perpetual preferred equity securities.  In addition, the Company recorded a $100,000 loss reserve for a judgment against its subsidiary bank in a lawsuit.  The Company is appealing the jury verdict in the lawsuit.  Partially offsetting these losses are decreases of $116,000 in advertising and marketing expenses and $189,000 in professional services.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at June 30, 2005.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2005.

	Cumulative amounts as of June 30, 2005 Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$445	$3,025	$23,678	$46,773	$73,921
Certificates of deposit	—	100	—	—	100
Loans	81,008	7,239	69,466	52,782	210,495
Interest-bearing deposits with other banks	8,977	—	—	—	8,977
Total interest-sensitive assets	$90,430	$10,364	$93,144	$99,555	$293,493

Interest-sensitive liabilities:
Deposits (a)	$140,915	$41,650	$18,654	$3	$201,222
Notes payable	440	—	—	—	440
Junior subordinated debentures	—	—	5,155	—	5,155
Other borrowings	15,500	—	5,000	10,000	30,500
Total interest-sensitive liabilities	$156,855	$41,650	$28,809	$10,003	$237,317

Interest-sensitivity gap	$(66,425)	$(31,286)	$64,335	$89,552	$56,176

Cumulative interest-sensitivity gap to total interest-sensitive assets	(22.63)%	(33.29)%	(11.37)%	19.14%	19.14%

(a) Savings, Now, and money market deposits totaling $105,596,000 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  In 2005, the amount that can be paid by the Bank to the Company without prior regulatory approval is approximately $1,357,000 of which the bank paid $672,000 in April 2005. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales or pay-downs of investment securities available for sale and held to maturity.  Other short-term investments such as federal funds sold and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.

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

CAPITAL RESOURCES

Stockholders’ equity increased $665,000 for the six months ended June 30, 2005, primarily due to earnings, partially offset by accumulated other comprehensive losses on available for sale securities.  Retained earnings increased by $618,000 to $18,726,000 for the six month period due to net earnings of $931,000 reduced by dividend payments of $313,000.  Accumulated other comprehensive loss, net of taxes increased by $9,000 to $43,000 during the six month period ending June 30, 2005.  These losses are due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale securities.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of June 30, 2005, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14.93%, 13.68% and 9.23% respectively, compared with 14.47%, 13.22% and 8.80% respectively, at December 31, 2004.  As of June 30, 2005, the Company met all capital adequacy requirements to which it is subject.

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

Quantitative information about the Company’s market risk at June 30, 2005 is as follows (in thousands):

	2005
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp

Financial assets:
Interest-bearing deposits with banks	$8,977	$8,977	—%	—%
Certificates of deposit	100	100	—	—
Investment securities	73,921	74,025	1.79	(3.08)
Loans receivable	210,495	205,948	1.13	(1.52)

Financial liabilities:
Interest-bearing deposits	201,222	191,574	1.46	(1.34)
Notes payable	440	440	—	—
Junior subordinated debentures	5,155	5,245	—	—
Advances from Federal Home Loan Bank	30,500	31,208	1.54	(1.48)

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 24, 2003, a jury awarded $250,000 in a court case against the Company.  The Company appealed the case and won a reversal of the jury award on May 16, 2005. The reversal of the $250,000 accrual for losses is reflected in the June 30, 2005 Consolidated Financial Statements.

On June 24, 2005, a jury awarded $100,000 in a court case against the Company.  The Company is appealing the case and is seeking to have the jury award reversed. The accrual for this loss is reflected in the June 30, 2005 Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 24, 2005, March 31, 2005 and April 12, 2005 the Company issued 3,231shares, 312 shares and 1256 shares, respectively, of unregistered stock at $7.00 per share pursuant to the applicable option agreement with senior management.

Also, on March 31, 2005, the Company issued 2,666 shares of unregistered stock which was purchased pursuant to the Company’s Employee Stock Purchase Plan at a price of $8.49 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders’ Meeting on Wednesday, May 25, 2005, at 10:00 a.m., at the Atlanta Life Insurance Company, Herndon Plaza, 100 Auburn Avenue, N.E., Atlanta, Georgia. The purpose of the Annual Shareholders’ Meeting was to elect three (3) Class I directors who will serve a three year term expiring at the 2008 annual meeting. The following table presents the results of the shareholders vote:

Directors	For	Withhold

Stephen Elmore	1,258,060	29,635
Ingrid Saunders Jones	1,250,835	36,860
Donald Ratajczak	1,258,050	29,645

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

CITIZENS BANCSHARES CORPORATION

Date:	August 12, 2005	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	August 12, 2005	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and Chief Financial Officer