Form 10-Q
period 2005-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2005-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No.

SEC 1296 (08-03)                    Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,998,752 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on October 31, 2005.

PART 1.                FINANCIAL INFORMATION

ITEM 1.  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(In thousands, except share data)

	2005	2004
	(Unaudited)
ASSETS

Cash and due from banks	$13,366	$10,875
Interest-bearing deposits with banks	1,314	734
Certificates of deposit	100	800
Investment securities available for sale, at fair value	65,825	74,687
Investment securities held to maturity, at cost	9,676	9,980
Other investments	2,002	2,469
Loans receivable, net	209,142	207,354
Premises and equipment, net	7,767	8,379
Cash surrender value of life insurance	9,028	8,740
Foreclosed real estate, net	648	1,430
Other assets	5,316	5,936

Total assets	$324,184	$331,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$59,142	$57,539
Interest-bearing deposits	208,344	208,963

Total deposits	267,486	266,502

Accrued expenses and other liabilities	3,017	3,056
Notes payable	440	540
Junior subordinated debentures	5,155	5,155
Advances from Federal Home Loan Bank	21,200	30,250

Total liabilities	297,298	305,503

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 15,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,439	7,442
Retained earnings	19,407	18,108
Treasury stock at cost, 233,178 and 240,643 shares at September 30, 2005 and December 31, 2004, respectively	(1,896)	(1,955)
Accumulated other comprehensive loss, net of income taxes	(384)	(34)

Total stockholders’ equity	26,886	25,881

	$324,184	$331,384

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$4,227	$3,691	$12,257	$11,576
Investment securities:
Taxable	541	668	1,737	2,115
Tax-exempt	200	204	594	613
Interest-bearing deposits	15	3	112	22

Total interest income	4,983	4,566	14,700	14,326

Interest expense:
Deposits	1,004	692	2,798	2,051
Other borrowings	400	319	999	882
Total interest expense	1,404	1,011	3,797	2,933

Net interest income	3,579	3,555	10,903	11,393

Provision for loan losses	60	225	228	775

Net interest income after provision for loan losses	3,519	3,330	10,675	10,618

Noninterest income:
Service charges on deposits	881	1,017	2,560	2,794
Gain (loss) on sales of securities	29	—	(271)	58
Gain (loss) on sales of assets	10	75	(6)	149
Other operating income	407	352	1,518	1,329

Total noninterest income	1,327	1,444	3,801	4,330

Noninterest expense:
Salaries and employee benefits	2,056	2,026	6,209	6,109
Net occupancy and equipment	663	689	1,996	2,005
Other operating expenses	1,410	1,612	4,381	4,728

Total noninterest expense	4,129	4,327	12,586	12,842

Income before income taxes	717	447	1,890	2,106

Income tax expense	37	66	278	448

Net income	$680	$381	$1,612	$1,658

Net income per share - basic	$0.33	$0.18	$0.77	$0.80

Net income per share - diluted	$0.32	$0.18	$0.77	$0.80

Weighted average outstanding shares - basic	2,087	2,075	2,085	2,074

Weighted average outstanding shares - diluted	2,098	2,080	2,097	2,080
Dividends per common share	$—	$—	$0.15	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited  - In thousands)

									Accumulated
			Nonvoting		Additional				Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2003	2,230	$2,230	90	$90	$7,445	$16,114	(250)	$(2,025)	$90	$23,944

Net income	—	—	—	—	—	1,658	—	—	—	1,658
Unrealized holding gains on investment securities available for sale—net of taxes of $546	—	—	—	—	—	—	—	—	43	43
Less reclassification adjustment for holding gains included in net income—net of taxes of $20	—	—	—	—	—	—	—	—	(39)	(39)

Comprehensive income	—	—	—	—	—	—	—	—	—	1,662
Sale of treasury stock	—	—	—	—	(2)	—	5	38	—	36

Dividends declared	—	—	—	—	—	(311)	—	—	—	(311)

Balance—September 30, 2004	2,230	$2,230	90	$90	$7,443	$17,461	(245)	$(1,987)	$94	$25,331

Balance—December 31, 2004	2,230	$2,230	90	$90	$7,442	$18,108	(241)	$(1,955)	$(34)	$25,881

Net income	—	—	—	—	—	1,612	—	—	—	1,612
Unrealized holding losses on investment securities available for sale—net of taxes of $11	—	—	—	—	—	—	—	—	(529)	(529)
Less reclassification adjustment for holding gains included in net income—net of taxes of $16	—	—	—	—	—	—	—	—	179	179

Comprehensive loss	—	—	—	—	—	—	—	—	—	1,262
Sale of treasury stock	—	—	—	—	(3)	—	8	59	—	56

Dividends declared	—	—	—	—	—	(313)	—	—	—	(313)

Balance—September 30, 2005	2,230	$2,230	90	$90	$7,439	$19,407	(233)	$(1,896)	$(384)	$26,886

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands)

	September 30,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,612	$1,658
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	228	775
Depreciation	711	807
Amortization and accretion, net	761	860
Provision for deferred income taxes (benefit)	(172)	55
Gain on sale of assets and investments	(69)	(207)
Write-down of equity securities	346	—
Change in other assets	529	(350)
Change in accrued expenses and other liabilities	(38)	(341)

Net cash provided by operating activities	3,908	3,257

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	294	453
Proceeds from sales and maturities of investment securities available for sale	14,643	28,679
Purchases of investment securities available for sale	(6,889)	(9,423)
Net change in other investments	466	886
Net change in loans receivable	(2,703)	7,027
Premiums paid on life insurance policy	(70)	(98)
Net proceeds from the sale of foreclosed properties	1,251	1,543
Purchases of premises and equipment, net	(107)	(272)
Net change in interest bearing deposits with banks	(580)	(206)
Net change in certificates of deposit	700	2,183

Net cash provided by investing activities	7,005	30,772

FINANCING ACTIVITIES:
Net change in deposits	984	(9,410)
Sale of treasury stock	59	38
Principal payments on debt	(100)	—
Net change in advances from Federal Home Loan Bank	(9,050)	(22,461)
Decrease in federal funds sold	—	(4,000)
Net change in additional paid-in-capital	(2)	(2)
Dividends paid	(313)	(311)

Net cash provided (used) in financing activities	(8,422)	(36,146)

Net change in cash and cash equivalents	2,491	(2,117)

Cash and cash equivalents, beginning of period	10,875	11,694

Cash and cash equivalents, end of period	$13,366	$9,577

Supplemental disclosures of cash paid during the period for:
Interest	$3,738	$3,039

Income taxes	$186	$638

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$(350)	$4

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2005 and 2004 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, changes in stockholders’ equity and cash flows for the nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2005, other than the items described below.

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

2.  STOCK BASED COMPENSATION

The Company’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, is illustrated in the following table (in thousands, except per share data):

	For the nine months ended September 30,
	2005	2004

As reported net income available to common stockholders	$1,612	$1,658
Less: stock-based compensation expense determined under fair value method, net of tax	(18)	(22)

Pro forma net income	$1,594	$1,636

As reported earnings per share	$0.77	$0.80
Pro forma earnings per share	$0.76	$0.79
As reported earnings per diluted share	$0.77	$0.80
Pro forma earnings per diluted share	$0.76	$0.79

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

The following table presents information about the Company’s intangible assets at (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,093	$2,836	$1,790

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended September 30, 2005	For the 9 months ended September 30, 2005	For the 3 months ended September 30, 2004	For the 9 months ended September 30, 2004

Aggregate amortization expense of core deposit intangibles:	$101	$303	$101	$303

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2005	$405
2006	$405
2007	$112
2008	$53
2009	$53

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income for the three and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income	$680	$381	$1,612	$1,658

Other comprehensive income (loss)	(341)	1,102	(350)	4

Comprehensive income	$339	$1,483	$1,262	$1,662

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2005

Basic earnings per share	$680	2,087	$0.33
Effect of dilutive securities: options to purchase common shares	—	11	$(0.01)

Diluted earnings per share	$680	2,098	$0.32

Three Months ended September 30, 2004

Basic earnings per share	$381	2,075	$0.18
Effect of dilutive securities: options to purchase common shares	—	5	—

Diluted earnings per share	$381	2,080	$0.18

Nine Months ended September 30, 2005

Basic earnings per share	$1,612	2,085	$0.77
Effect of dilutive securities: options to purchase common shares	—	12

Diluted earnings per share	$1,612	2,097	$0.77

Nine Months ended September 30, 2004

Basic earnings per share	$1,658	2,074	$0.80
Effect of dilutive securities: options to purchase common shares	—	6	—

Diluted earnings per share	$1,658	2,080	$0.80

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

The following discussion is of the Company’s financial condition as of September 30, 2005 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2005 and 2004.

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

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at September 30, 2005 were $324,184,000, a decrease of $7,200,000 or 2% compared to $331,384,000 at December 31, 2004.   This decrease is primarily due to the Company reducing the leverage of its balance sheet by using paydowns and maturities from its investment portfolio to reduce its outstanding advances with the Federal Home Loan Bank (FHLB).   At September 30, 2005, FHLB advances decreased by $9,050,000 and were offset by decreases of $8,862,000 and $304,000 in investment securities classified as available for sale and held to maturity, respectively, since December 31, 2004.

At September 30, 2005, the Company maintained a balance of cash and due from banks of

$13,366,000 representing an increase of $2,491,000 from December 31, 2004.  Interest bearing deposits with banks increased $580,000 to $1,314,000 and was offset by a $700,000 decrease in Certificates of deposits.

Loans receivable, net increased $1,788,000 to $209,142,000 for the period ended September 30, 2005 compared to $207,354,000 at December 31, 2004.

Total liabilities decreased $8,205,000 to $297,298,000 at September 30, 2005 compared to $305,503,000 at December 31, 2004.  This decrease is primarily due to a $9,050,000 decrease in FHLB advances.  Total deposits, another significant component of total liabilities, increased $984,000 to $267,486,000 at September 30, 2005.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, mortgage-backed bonds, as well as certain equity securities.  At September 30, 2005 and December 31, 2004, the Company’s investment securities portfolio represented approximately 23% and 26% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$9,337	$10	$103	$9,244
State, county, and municipal securities	14,006	223	39	$14,190
Mortgage-backed securities	42,011	15	722	$41,304
Equity securities (1)	1,054	33	—	1,087
Totals	$66,408	$281	$864	$65,825

At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$9,880	$12	$26	$9,866
State, county, and municipal securities	14,074	424	7	14,491
Mortgage-backed securities	49,384	145	249	49,280
Equity securities (1)	1,400	—	350	1,050
Totals	$74,738	$581	$632	$74,687

(1) The equity securities represent agency dividends received deduction (DRD) preferred stock issued by Fannie Mae Corporation (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  These securities are callable at par and reprice every two years.  The interest earned on these equity securities is 70 percent tax free.

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$48	$2,952
State, county, and municipal securities	5,391	125	—	5,516
Mortgage-backed securities	1,285	3	36	1,252

Totals	$9,676	$128	$84	$9,720

At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$21	$2,979
State, county, and municipal securities	5,390	190	—	5,580
Mortgage-backed securities	1,590	4	27	1,567

Totals	$9,980	$194	$48	$10,126

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2005	2004

Commercial, financial, and agricultural	$14,145	$22,327
Installment	9,984	7,666
Real estate - mortgage	167,762	174,335
Real estate - construction	18,879	4,510
Other	2,274	2,609
Loans receivable	213,044	211,447
Less: Net deferred loan fees	413	554
Allowance for loan losses	3,294	3,183
Discount on loans acquired	195	356

Loans receivable, net	$209,142	$207,354

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

Nonperforming assets decreased by $107,000 to $3,976,000 at September 30, 2005 from $4,083,000 at December 31, 2004.  Nonperforming assets represents 1.87% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at September 30, 2005 as compared to 1.93% at December 31, 2004.  At September 30, 2005, $2,066,000 of the $3,975,000 nonperforming assets was partially guaranteed by the U.S. Government.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2005 and December 31, 2004.

	Setpember 30,	December 31,
	2005	2004
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$3,328	$2,652
Past-due loans of 90 days or more	—	—
Nonperforming loans	3,328	2,652

Real estate acquired through foreclosure	648	1,431
Total nonperforming assets	$3,976	$4,083

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	1.57%	1.26%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	1.87%	1.93%

Nonperforming assets to total assets	1.23%	1.23%

Allowance for loan losses to nonperforming loans	98.98%	120.02%

Allowance for loan losses to nonperforming assets	82.85%	77.95%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the nine month period ended September 30, 2005 provisions for loan losses totaled $228,000 compared to $775,000 for the same period in 2004.

The allowance for loan losses at September 30, 2005 was approximately $3,294,000, representing 1.55% of total loans, net of unearned income and discounts compared to approximately $3,183,000 at December 31, 2004, which represented 1.51% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $37.6 million at September 30, 2005 and $46.1 million at December 31, 2004.  The Company’s loans to area convenience stores were approximately $21.1 million at September 30, 2005 and $23.6 million at December 31, 2004.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month periods ended September 30, 2005 and 2004 (amount in thousands, except financial ratios):

	2005	2004

Loans, net of unearned income and discounts	$212,436	$203,150

Average loans, net of unearned income, discounts and the allowance for loan losses	$207,284	$209,425

Allowance for loan losses at the beginning of period	$3,183	$3,240

Loans charged off:
Commercial, financial, and agricultural	40	919
Real estate - loans	55	324
Installment loans to individuals	264	151
Total loans charged off	359	1,394

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	119	166
Real estate - loans	70	94
Installment loans to individuals	53	227
Total loans recovered	242	487

Net loans charged off	117	907

Additions to allowance for loan losses charged to operating expense	228	775

Allowance for loan losses at period end	$3,294	$3,108

Ratio of net loans charged off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.06%	0.43%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.55%	1.53%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at September 30, 2005 increased by $984,000 to $267,486,000 from $266,502,000 at December 31, 2004.  Noninterest-bearing deposits increased by $1,603,000 or 3%, while interest-bearing deposits decreased by $619,000 or less than 1%.  The increase in noninterest bearing deposits is the result of the Company’s new sales program in 2005 which places specific emphasis on noninterest deposit growth as well as the continued success of the bank’s new free checking account product.   The decrease in interest bearing deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2005	2004

NOW and money market accounts	$59,446	$55,748
Savings accounts	42,333	43,620
Time deposits of $100,000 or more	50,115	65,039
Other time deposits	56,450	44,556
	$208,344	$208,963

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $21,200,000 at September 30, 2005 and $30,250,000 at December 31, 2004.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	September 30, 2005		December 31, 2004

April 2010	Quarterly	Fixed	5.82%	$10,000,000	5.82%	$10,000,000
July 2006	Daily	Variable	4.16%	11,200,000	2.44%	15,250,000
September 2006	Monthly	Variable		—	2.45%	5,000,000

Total Principal Outstanding				$21,200,000		$30,250,000

Weighted Average Rate at Period End			4.94%		3.56%

The Company had an unsecured note payable of approximately $440,000 at September 30, 2005 and $540,000 at December 31, 2004.  The note bears interest at the lender’s prime rate minus 50 basis points.   At September 30, 2005 the interest rate on the unsecured note payable was 6.00%

During 2002, the Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported in our consolidated balance sheet as Junior Subordinated Debentures.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007.  The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At September 30, 2005, the interest rate on the junior subordinated debenture was 7.41%.

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

While net interest income was consistent with the three month period ended September 30, 2005 as compared with the same period of the previous year, increasing by $24,000, interest income earned on loans, including fees increased $536,000.  Average net loans outstanding for the third quarter of 2005 increased by $6,429,000 to $207,450,000 compared to $201,021,000 for the comparative three month period ending September 30, 2004.  Investment interest income decreased $131,000 as the average investment in available for sale securities decreased $15,368,000 to $64,022,000 compared to $79,390,000 for the comparative three month period ending September 30, 2005 and 2004, respectively.  For the third quarter of 2005, total interest income increased $417,000 compared to the same period in 2004, offset by a $393,000 increase in total interest expense resulting from rising interest rates.

Net Interest income decreased $490,000 or 4% for the nine month comparative periods ending September 30, 2005 and 2004.  Whereas interest income on loans, net including fees increased $681,000, interest income on securities decreased $397,000 as the nine month average balance of the Company’s investment portfolio declined $15,797,000 to $76,023,000 at September 30, 2005 compared to $91,820,000 million at September 30, 2004.  In addition, interest expense on earning liabilities increased $864,000 due to increases in the average interest rates.

Provision for loan losses

The provision for loan loss for the third quarter of 2005 is $60,000 compared to $225,000 for the same period of 2004, representing a decline of 73 percent.  The allowance for loan losses and the resulting provision for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  For the nine month period ended September 30, 2005, the provision for loan losses was $228,000 compared to $775,000 for the same period ended September 30, 2004, representing a decline of 71 percent.  The allowance for loan losses was $3,294,000 at September 30, 2005, compared to $3,183,000 at

December 31, 2004. At September 30, 2005, the allowance for loan losses was 83 percent of the nonperforming assets compared to 78 percent at December 31, 2004.  At September 30, 2005, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,327,000 for the three month period ended September 30, 2005, a decrease of $117,000 or 8% compared with the same period ended September 30, 2004.  The decrease is attributed to a $136,000 decline in service charges on deposits and a $65,000 decline in gains on sales of assets partially offset by a $29,000 gain on sales of securities and a $55,000 increase in other operating income.

For the nine month period ended September 30, 2005, noninterest income totaled $3,801,000 representing a decrease of $529,000 or 12% compared with the same period ended September 30, 2004.  The decrease is primarily attributed to a $234,000 decline in service charges on deposits as customers incurred fewer NFS transactions and has embraced the Company’s free checking account product, and a $484,000 decline in the gains on the sale of securities and other assets.  During the second quarter 2005, the Company realized a $346,000 loss on sale of securities for other-than-temporary impairment of investments in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred stocks.  These decreases were partially offset by an $189,000 increase in other operating income as the bank realized increases in debit card and ATM income, servicing fee and credit card income.  In 2005, the Company won a reversal of a $250,000 jury verdict in a lawsuit against the bank on appeal, and reversed the contingent liability accrual.  During the same period in 2004, the bank recovered approximately $260,000 in fraudulent losses.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supply, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense totaled $4,129,000 for the three month period ended September 30, 2005, a decrease of $198,000 or 5% compared to the same period last year.  This decrease is primarily due to a $250,000 jury verdict that was accrued in the third quarter of 2004, and expense control by the Company.  Partially offsetting this decline was a $30,000 increase in salaries and employee benefits, offset by a $26,000 decrease in net occupancy and equipment.   The Company realized savings from the June 2005 consolidation of a branch located in Birmingham, Alabama.

Noninterest expense totaled $12,586,000 for the nine month period ended September 30, 2005, a decline of $256,000 compared to the same period last year.  Salaries and employee benefits increased $100,000.  In January 2005, the Company adopted a common review and salary adjustment date for all employees.  Consequently, all salary adjustments became effective in January on a prorated basis as opposed to being spread over twelve months, as was the case in 2004.  The

Company anticipates this change will improve staff morale and retention.  In addition, the Company started accruing for anticipated bonuses in 2005 in anticipation of expected performance levels.  No bonuses were accrued in 2004.

Other operating expenses decreased $347,000 over the nine month period ended September 30, 2005.  The decrease is primarily attributable to expense control by the Company.  Advertising and marketing expenses decreased $169,000 and professional services decreased $259,000 compared to the same nine month period in 2004.  Also, the Company accrued $100,000 as a contingency reserve due to a jury verdict against its subsidiary bank in a lawsuit in 2005 as compared to a $250,000 contingency reserve in 2004.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at September 30, 2005.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2005.

	Cumulative amounts as of September 30, 2005
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$488	$2,366	$26,979	$45,668	$75,501
Certificates of deposit	—	100	—	—	100
Loans	85,464	9,298	65,850	52,432	213,044
Interest-bearing deposits with other banks	1,314	—	—	—	1,314
Total interest-sensitive assets	$87,266	$11,764	$92,829	$98,100	$289,959

Interest-sensitive liabilities:
Deposits (a)	$131,437	$60,109	$16,795	$3	$208,344
Notes payable	440	—	—	—	440
Junior subordinated debentures	—	—	5,155	—	5,155
Other borrowings	11,200	—	—	10,000	21,200
Total interest-sensitive liabilities	$143,077	$60,109	$21,950	$10,003	$235,139

Interest-sensitivity gap	$(55,811)	$(48,345)	$70,879	$88,097	$54,820

Cumulative interest-sensitivity gap to total interest-sensitive assets	(19.25)%	(35.92)%	(11.48)%	18.91%	18.91%

(a) Savings, Now, and money market deposits totaling  $101,779,000 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  In 2005, the amount that can be paid by the Bank to the Company without prior regulatory approval is approximately $1,357,000 of which the bank paid $313,000 in April 2005. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts.  Federal funds purchased and other short-term borrowings are additional sources of liquidity, and represent the Company’s incremental borrowing capacity.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

CAPITAL RESOURCES

Stockholders’ equity increased $1,005,000 for the nine months ended September 30, 2005, primarily due to earnings, partially offset by accumulated other comprehensive losses on available for sale securities of $384,000.  Retained earnings increased by $1,299,000 to $19,407,000 for the nine month period due to net earnings of $1,612,000 reduced by dividend payments of $313,000.  Accumulated other comprehensive loss, net of taxes increased by $350,000 to $384,000 during the nine month period ending September 30, 2005.  These losses are due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale securities.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of September 30, 2005, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 15%, 14% and 10% respectively, compared with 14%, 13% and 9% respectively, at December 31, 2004.  As of September 30, 2005, the Company met all capital adequacy requirements to which it is subject.

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

Quantitative information about the Company’s market risk at September 30, 2005 is as follows (in thousands):

	2005
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp

Financial assets:
Interest-bearing deposits with banks	$1,314	$1,314	—%	—%
Certificates of deposit	100	100	—	—
Investment securities	75,501	75,545	2.35	(3.19)
Loans receivable	213,044	208,472	1.04	(1.39)

Financial liabilities:
Interest-bearing deposits	208,344	198,362	1.37	(1.26)
Notes payable	440	440	—	—
Junior subordinated debentures	5,155	5,213	—	—
Advances from Federal Home Loan Bank	21,200	21,667	2.02	(1.93)

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and

Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None

ITEM 2.       UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

None

ITEM 6.       EXHIBITS

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 14, 2005	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: November 14, 2005	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and
Chief Financial Officer