Form 10-K
period 2005-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2006-03-31
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes  ☐ No

The number of shares outstanding for each of the registrant’s classes of common stock as of March 15, 2006 was: 1,998,752 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $12.40 per share on June 30, 2005, was approximately $17,046,516.

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

(1)          Annual Report to security holders for fiscal year ended December 31, 2005

(2)          Proxy Statement for Annual Meeting of Shareholders to be held May 24, 2006

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

i

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

The Company

General

Citizens Bancshares Corporation (the “Company”) was incorporated as a Georgia business corporation in 1972 and became a bank holding company by acquiring all of the common stock of Citizens Trust Bank (the “Bank”). The Company was organized to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure provides flexibility for expansion of the Company’s banking business through the possible acquisition of other financial service institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws. For example, banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

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

The Company may make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See “Business—Bank Holding Company Regulations.”

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

The Bank’s home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303. Including its main branch, the Bank operates ten branch offices located in Atlanta, East Point, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama. The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Greene Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

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

Deposits

The Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, time certificates of deposit, sweep accounts, and regular savings accounts. The sources of deposits typically are residents and businesses and their employees within the Bank’s market area, obtained through personal solicitation by the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

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

Investments

As of December 31, 2005, investment securities comprised approximately 24% of the Bank’s assets, with loans (net of loan loss reserves) comprising approximately 66% of assets. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.

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

The Bank’s asset/liability mix is monitored on a daily basis and a report reflecting the interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank’s Board of Directors on a monthly basis. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

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

Employees

As of December 31, 2005, the Bank had 147 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member bank, it is primarily subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta. The Georgia Department of Banking and Finance and the Federal Reserve Bank of Atlanta regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it becomes undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC’s approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments.   The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted annually and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

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

•       The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•       The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•       The Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•       The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•       The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•       The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 15% and our ratio of Tier 1 Capital to risk-weighted assets was 14%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, the Company’s leverage ratio was 10%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. The Bank has established a customer identification program pursuant to the “Know your customer” rules contained in Section 326 of the USA PATRIOT Act. The Bank has implemented procedures and policies to comply with those rules prior to the effective date of each of those rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•       raising the coverage level for retirement accounts to $250,000;

•       indexing deposit insurance coverage levels for inflation beginning in 2012;

•       prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•       merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•       providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

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

SELECTED STATISTICAL INFORMATION

The following statistical information is provided for the Company for the years ended December 31, 2005, 2004 and 2003. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K.

Average Balance Sheets, Interest Rates, and Interest Differentials

Condensed consolidated average balance sheets for the years indicated are presented below (amounts in thousands):

		2005			2004			2003
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Assets:
Interest-earning assets:
Loans, net(a)	$208,681	$16,503	7.91%	$208,824	$15,659	7.50%	$198,396	$14,781	7.45%
Investment securities:
Taxable(b)	60,388	2,357	3.90%	76,306	2,762	3.62%	91,006	2,852	3.13%
Tax-exempt(c)	18,720	1,214	6.49%	19,234	1,254	6.52%	21,989	1,431	6.51%
Federal funds sold	—	—	0.00%	—	—	0.00%	982	11	1.12%
Interest bearing deposits	3,918	124	3.15%	1,559	34	2.18%	4,183	144	3.44%
Total interest-earning assets	291,707	$20,198	6.92%	305,923	$19,709	6.44%	316,456	$19,219	6.07%
Other non-interest earning assets	35,517			34,789			36,058
Total Assets	$327,224			$340,712			$352,514
Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand and savings	$101,640	$1,279	1.26%	$101,341	$797	0.79%	$104,945	$818	0.78%
Time	103,847	2,697	2.60%	111,349	2,035	1.83%	119,713	2,413	2.02%
Other borrowings	29,706	1,467	4.94%	38,680	1,228	3.17%	42,271	1,223	2.89%
Total interest bearing liabilities	$235,193	$5,443	2.31%	$251,370	$4,060	1.62%	$266,929	$4,454	1.67%
Other non-interest bearing liabilities	65,701			64,634			61,644
Stockholders’ equity(d)	26,330			24,708			23,941
Total liabilities and stockholders’ equity	$327,224			$340,712			$352,514
Excess of interest-earning assets over Interest-bearing liabilities	$56,514			$54,553			$49,527
Ratio of interest-earning assets to Interest-bearing liabilities	124.03%			121.70%			118.55%
Net interest income		$14,755			$15,649			$14,765
Net interest spread			4.61%			4.83%			4.40%
Net interest yield on interest earning assets			5.06%			5.12%			4.67%

(a)              Average loans are shown net of unearned income, discounts and the allowance for loan losses. Nonperforming loans are also included.

(b)             Includes dividend income.

(c)              Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities

(d)             Includes both voting and non-voting common stock.

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2005, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in(a)
	2005	2004	(decrease)	Volume	Rate
Interest earned on:
Loans, net(b)	$16,503	$15,659	$844	$(11)	$855
Taxable investment securities(c)	2,357	2,762	(405)	(599)	194
Tax-exempt investment securities(d)	1,214	1,254	(40)	(33)	(7)
Federal funds sold	—	—	—	0	0
Interest bearing deposits	124	34	90	63	27
Total interest income	20,198	19,709	489	(580)	1,069
Interest paid on:
Savings & interest-bearing demand deposits	1,279	797	482	3	479
Time deposits	2,697	2,035	662	(166)	828
Other borrowed funds	1,467	1,228	239	(364)	603
Total interest expense	5,443	4,060	1,383	(527)	1,910
Net interest income	$14,755	$15,649	$(894)	$(53)	$(841)

(a)           The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)          Included in interest earned on loans are fees of approximately $1,189,000 in 2005 and $1,068,000 in 2004. Includes interest income recognized on nonaccrual loans during 2005 and 2004.

(c)           Includes dividend income.

(d)          Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2004 a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in(a)
	2004	2003	(decrease)	Volume	Rate
Interest earned on:
Loans, net(b)	$15,659	$14,781	$878	$10,529	$(9,651)
Taxable investment securities(c)	2,762	2,852	(90)	(14,700)	14,610
Tax-exempt investment securities(d)	1,254	1,431	(177)	(2,755)	2,578
Federal funds sold	—	11	(11)	(982)	971
Interest bearing deposits	34	144	(110)	(2,624)	2,514
Total interest income	19,709	19,219	490	(10,532)	11,022
Interest paid on:
Savings & interest-bearing demand deposits	797	818	(21)	(3,908)	3,887
Time deposits	2,035	2,413	(378)	(8,061)	7,683
Other borrowed funds	1,228	1,223	5	(3,591)	3,596
Total interest expense	4,060	4,454	(394)	(15,560)	15,166
Net interest income	$15,649	$14,765	$884	$5,028	$(4,144)

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

Investment Securities

The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2005	2004	2003
	(amounts in thousands)
Held to Maturity:
U. S. Treasury and U. S. Government agency securities	$3,000	$3,000	$3,000
Mortgage-backed securities	1,199	1,590	2,004
State, county, and municipal securities	5,212	5,390	5,549
Totals	$9,411	$9,980	$10,553

	December 31,
	2005	2004	2003
	(amounts in thousands)
Available for Sale:
U. S. Treasury and U. S. Government agency securities	$7,786	$9,867	$14,908
Mortgage-backed securities	42,612	49,279	67,187
State, county, and municipal securities	14,300	14,491	14,038
Equity securities	1,068	1,050	1,168
Totals	$65,766	$74,687	$97,301

The following table shows the contractual maturities of all investment securities, presented at carrying value, at December 31, 2005 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and U.S. Government agencies	$981	2.40%	$7,805	4.06%	$2,000	5.10%	$—	—
Mortgage-backed securities(a)	40	5.42%	3,870	3.81%	8,878	3.76%	31,022	4.28%
State, County, and Municipal Securities	210	4.87%	873	5.09%	7,601	4.28%	10,829	4.09%
Other equity securities(b)	—		—		—		1,068	5.03%
Totals	$1,231		$12,548		$18,479		$42,919

(a)           Mortgage-backed securities have been categorized at their average life according to their projected speed of repayment. Principal repayments will  occur at varying dates throughout the terms of the mortgages.

(b)          Other equity securities are primarily comprised of investments in preferred stock of the Fannie Mae Corporation and Federal Home Loan Mortgage Corporation. These investments have no specific maturity date.

The Company did not have any investments with a single issuer which exceeded 10% of the Company’s stockholders’ equity at December 31, 2005, except for U.S. Treasury and U.S. Government agencies and mortgage-backed securities as shown in the table above.

Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

	December 31,
	2005	2004	2003	2002	2001
Commercial, financial, and agricultural	$12,646,712	$22,326,651	$21,258,932	$54,449,015	$50,528,620
Installment	10,132,378	7,665,954	13,570,748	5,674,074	8,206,869
Real estate—mortgage	175,739,285	174,335,435	174,140,038	112,014,193	96,647,073
Real estate—construction	18,830,377	4,509,731	2,856,718	3,362,742	2,587,465
Other	2,163,742	2,609,407	1,388,343	525,192	1,231,124
	219,512,494	211,447,178	213,214,779	176,025,216	159,201,151
Less: Net deferred loan fees	399,127	554,117	589,563	537,430	247,537
Allowance for loan losses	3,326,882	3,182,697	3,239,703	2,629,753	2,002,842
Discount on loans acquired from FDIC	141,087	356,362	571,636	781,153	1,039,657
	$215,645,398	$207,354,002	$208,813,877	$172,076,880	$155,911,115

Certain loans were reclassified in 2003, 2002, and 2001 to conform to regulatory reporting requirements.

There were no securitizations of loans during 2005, 2004, 2003 or 2001. In 2002, the Company securitized a pool of loans with Fannie Mae. The net book value of the loans securitized was $4.7 million and was reclassified to investment securities available for sale. During 2003 these investments were sold. In 2004, the Company pooled and sold approximately 48 nonperforming mortgage loans, including servicing rights, with an unpaid book balance of $2.3 million.

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta.

The Company’s loans to area churches were approximately $37.6 million and $46.1 million at December 31, 2005 and 2004, respectively, which are generally secured by real estate. The Company also has approximately $20.9 million and $23.6 million in loans to area convenience stores at December 31, 2005 and 2004, respectively. The balance of churches and convenience stores loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table sets forth certain information at December 31, 2005, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company’s loans (amounts in thousands):

	Due after
	One year	Between one	After
	or less	and five years	five years	Total
Commercial, financial, and agricultural	$6,267	$4,752	$1,628	$12,647
Installment	880	7,143	2,109	10,132
Real estate—mortgage	73,839	53,367	48,533	175,739
Real estate—construction	14,661	4,169	—	18,830
Other	2,084	78	2	2,164
	$97,731	$69,509	$52,272	$219,512
Loans due after one year:
Having predetermined interest rates				$62,263
Having floating interest rates				59,518
Total				$121,781

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

Nonperforming loans increased to $4,143,000 at December 31, 2005, from $2,652,000 at December 31, 2004. This increase is primarily related to a loan secured by real estate with an outstanding balance of $1.6 million. Management is pursuing all legal remedies to collect the principal balance due. Real estate acquired through foreclosure decreased by $861,000 to $570,000 at December 31, 2005. Nonperforming loans represent 2.15% of loans net of unearned income, discounts and real estate acquired through foreclosure at December 31, 2005, as compared to 1.93% at December 31, 2004.

At December 31, 2005 and 2004, the recorded investment in loans rated substandard, doubtful and loss was $9,875,000 and $9,935,000, respectively. The related allowance for loan losses for these loans was $1,968,000 and $1,499,000 at December 31, 2005 and 2004, respectively. The average investment in loans rated substandard, doubtful and loss during 2005 and 2004 was approximately $10,213,000 and $10,892,000, respectively. Interest income recognized on these loans was approximately $939,000, $1,038,000, and $1,393,000 in 2005, 2004, and 2003, respectively. Interest income recognized on a cash basis was approximately $119,000, $73,000, and $300,000 in 2005, 2004, and 2003, respectively.

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

The table below presents a summary of the Company’s nonperforming assets at December 31, as follows (amounts in thousands, except financial ratios):

	2005	2004	2003	2002	2001
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$4,143	$2,652	$6,477	$4,333	$1,761
Past-due loans	—	—	—	—	442
Nonperforming loans	4,143	2,652	6,477	4,333	2,203
Real estate acquired through foreclosure	570	1,431	2,053	730	29
Total nonperforming assets	$4,713	$4,083	$8,530	$5,063	$2,232
Ratios:
Nonperforming loans to loans, net of unearned income and discounts	1.89%	1.26%	3.05%	2.49%	1.40%
Nonperforming assets to loans, net of unearned income, discounts and real estate acquired through foreclosure	2.15%	1.93%	3.98%	2.89%	1.41%
Nonperforming assets to total assets	1.43%	1.23%	2.37%	1.81%	0.76%
Allowance for loan losses to nonperforming loans	80.29%	120.02%	50.02%	60.69%	90.92%
Allowance for loan losses to nonperforming assets	70.58%	77.95%	37.98%	51.94%	89.74%

Interest income on nonaccrual loans, which would have been reported, is summarized as follows:

	December 31,
	2005	2004	2003	2002	2001
Interest at contracted rate	$202,000	$214,000	$1,093,000	$354,000	$235,000
Interest recorded as income	119,000	73,000	300,000	246,000	48,000
Reduction of interest income	$83,000	$141,000	$793,000	$108,000	$187,000

Allowance for Loan Losses

The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to expense:

	December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except financial ratios)
Loans, net of unearned income and discounts	$218,972	$210,537	$212,054	$174,707	$157,972
Average loans, net of unearned income, discounts and the allowance for loan losses	$208,681	$205,508	$198,296	$157,867	$158,289
Allowance for loans losses at the beginning of year	$3,183	$3,240	$2,630	$2,003	$2,673
Loans charged-off:
Commercial, financial, and agricultural	74	956	1,437	840	2,510
Real estate - loans	53	408	765	245	570
Installment loans to individuals and other	321	175	402	751	276
Total loans charged off	448	1,539	2,604	1,836	3,356
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	121	250	256	503	359
Real estate - loans	84	129	464	151	343
Installment loans to individuals and other	99	253	243	149	174
Total loans recovered	304	632	963	803	876
Net loans charged-off	144	907	1,641	1,033	2,480
Allocation of discount on purchased loans	—	—	—	—	—
Allowance acquired in acquisition	—	—	608	—	—
Additions to allowance for loan losses charged to expense	288	850	1,643	1,660	1,810
Allowance for loan losses at end of year	$3,327	$3,183	$3,240	$2,630	$2,003
Ratio of net loans charged-off to average loans, net of unearned income, discounts and the allowance for loan losses	0.07%	0.44%	0.83%	0.65%	1.57%
Allowance for loan losses to loans, net of unearned income and discounts	1.52%	1.51%	1.52%	1.51%	1.27%

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncorrectable are charged against the allowance for loan losses. Recoveries of previously charged—off amounts are credited to the allowance for loan losses.

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance. For the year ended 2005, provisions for loan losses totaled $287,000 compared to $850,000 in 2004. The reduction in the provision for loan losses in 2005 resulted from improvements in the quality of the loan portfolio as well as improved oversight of the Company’s classified assets.

The allowance for loan losses at year ended December 31, 2005 was approximately $3,327,000, representing 1.52% of total loans, net of unearned income and discounts compared to approximately $3,183,000 at December 31, 2004, which represented 1.51% of total loans, net of unearned income and discounts.

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

	Commercial, financial, and agricultural	Installment and other	Real estate	Total
December 31, 2005 Allowance	$528	$127	$2,672	$3,327
Percent of loans in each category to total loans	5.8%	5.6%	88.6%	100.0%
December 31, 2004 Allowance	$272	$107	$2,804	$3,183
Percent of loans in each category to total loans	10.6%	4.9%	84.5%	100.0%
December 31, 2003 Allowance	$702	$133	$2,405	$3,240
Percent of loans in each category to total loans	10.0%	7.10%	82.9%	100.0%
December 31, 2002 Allowance	$806	$165	$1,659	$2,630
Percent of loans in each category to total loans	30.9%	3.5%	65.6%	100.0%
December 31, 2001 Allowance	$966	$318	$719	$2,003
Percent of loans in each category to total loans	31.7%	5.9%	62.4%	100.0%

Certain allowances were reclassified in 2004 and 2003 to conform to regulatory reporting requirements.

Deposits

The average amount of and average rate paid on deposits by category for the last three years are presented below in thousands:

	Years Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$62,439	—%	$61,763	—%	$58,682	—%
Savings and interest-bearing demand deposits	101,640	1.26%	101,341	0.79%	104,945	0.78%
Time deposits	103,847	2.60%	111,349	1.83%	119,713	2.02%
Total average deposits	$267,926	1.49%	$274,453	1.03%	$283,340	1.14%

The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2005:

3 months or less	$9,606
Over 3 months through 6 months	3,305
Over 6 months through 12 months	29,605
Over 12 months	4,206
Total	$46,722

Short Term Borrowings

There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of stockholders’ equity for each of the years ended December 31, 2005, 2004, and 2003.

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

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities over a one year horizon as of December 31, 2005.

	Cumulative amounts as of December 31, 2005
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$110	$1,121	$12,548	$61,398	$75,177
Loans	78,093	19,638	69,510	52,271	219,512
Certificates of deposit	—	100	—	—	100
Interest-bearing deposits with banks	398	—	—	—	398
Total interest-sensitive assets	$78,601	$20,859	$82,058	$113,669	$295,187
Investment-sensitive liabilities:
Interest-bearing deposits(a)	$111,315	$67,772	$15,492	$3	$194,582
Other borrowings	27,700	440	5,155	10,000	43,295
Total interest-sensitive liabilities	$139,015	$68,212	$20,647	$10,003	$237,877
Interest-sensitivity gap	$(60,414)	$(47,353)	$61,411	$103,666	$57,310
Cumulative interest-sensitivity gap to total interest-sensitive assets	(20.47)%	(36.51)%	(15.70)%	19.41%	19.41%

(a)           Savings, NOW, and money market deposits totaling  $90,902 are included in the maturing in 3 months classification.

ITEM 1A.        RISK FACTORS

As a community bank, we have different lending risks than larger banks.   We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses often with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. Our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

We could suffer loan losses from a decline in credit quality.   We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our profitability is vulnerable to interest rate fluctuations.   Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.   Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.   Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Competition from other financial institutions may adversely affect our profitability.   The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market areas with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.   As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank, as a Federal Reserve member, is primarily regulated by the Federal Reserve Board and the Georgia Department of Banking and Finance. Our compliance with Federal Reserve Board and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.   With most of our loans concentrated in the Atlanta and Columbus, Georgia and the Birmingham and Eutaw, Alabama areas, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 89% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

If we fail to retain our key employees, our growth and profitability could be adversely affected.   Our success is, and is expected to remain highly dependent on our executive management team, consisting of James E. Young, Cynthia N. Day, Samuel J. Cox and Roger Botwin. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. The loss of any such person’s services may have an adverse effect upon our growth and profitability.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.   A portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer loan portfolio. Because a portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.   We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources following this offering will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

Our ability to pay dividends is limited and we cannot assure payment of future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.   We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.   We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies pursuing such a strategy. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.   We expect to engage in strategic new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

•       the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•       the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•       we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•       the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•       we may enter into new markets where we lack experience; and

•       we may introduce new products and services with which we have no prior experience into our business.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.   We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected.

Reputational Risk.   Negative public opinion could damage our reputation and adversely impact our earnings.

Potential Litigation.   Adverse decisions in litigation involving the banking industry or us specifically could have a negative impact on our earnings.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.   We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2005, we had outstanding trust preferred securities totaling $5,000,000. We unconditionally guaranteed the payment of principal and interest on the trust preferred securities. Also, the junior debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

Environmental liability associated with lending activities could result in losses.   In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no written comments from the Commission staff regarding our periodic reports or current reports under the Act which remain unresolved.

ITEM 2.                DESCRIPTION OF PROPERTIES

The Bank’s main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia. In addition to its main branch, the Bank also operates nine other branch offices:  the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 6 Eleventh Street, Columbus, Georgia, which is leased (the lease expires in June 2006); the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. In the opinion of management, all of these properties are adequately insured.

Other than normal commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in entities primarily engaged in real estate activities.

ITEM 3.                LEGAL PROCEEDINGS

During 2005, a jury awarded a $100,000 judgment against the Company. The Company is appealing the ruling to have the jury award reversed and the accrual for this loss is reflected in the December 31, 2005 Consolidated Financial Statements. During 2003, a jury awarded a $250,000 judgment against the Company for lenders’ liability. The Company appealed and succeeded in having the jury award reversed in 2005. The reversal of the accrual for the $250,000 loss is reflected in the December 31, 2005 Consolidated Financial Statements. There are no other material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $1.00 par value (“Common Stock”), is traded on the Nasdaq Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2004. The prices set forth below reflect only information that has come to management’s attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
March 31, 2004	$13.25	$10.75
June 30, 2004	$11.00	$8.30
September 30, 2004	$10.24	$8.75
December 31, 2004	$14.00	$10.00
March 31, 2005	$13.40	$12.15
June 30, 2005	$12.65	$11.45
September 30, 2005	$11.50	$11.10
December 31, 2005	$10.65	$10.50

As of March 15, 2006, there were approximately 1,482 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

The Company paid an annual cash dividend of $0.15 per share in 2004 and 2005. The Company’s dividend policy in the future will depend on the Bank’s earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See “Description of Business—Bank Regulation.”

The Company issued 7,465 shares of unregistered common stock from treasury stock to the Company’s Employee Stock Purchase Plan and to senior management during 2005 at a price ranging from $7.61 per shares to $10.20 per share.

The Company did not repurchase any shares of its common stock during 2005.

ITEM 6.                SELECTED FINANCIAL DATA

The information required by this item is included herein in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under Part I, Item 1, “Description of Business.”

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Citizens Bancshares Corporation and subsidiaries (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through its home office and seven full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, and as of February 28, 2003, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities. All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

The following discussions of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes, appearing in other sections of this Annual Report.

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, the words “intend,” “seek,” “estimate,” “believe,” “anticipates,” “plan,” expects,” and similar expressions are intended to identify forward-looking statements.

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

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase:  held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2005, 2004 or 2003.

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

	Years ended December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$14,341	$15,223	$14,279	$12,097	$11,447
Provision for loan losses	$288	$850	$1,643	$1,660	$1,810
Net income	$2,343	$2,305	$1,505	$1,436	$1,290
Per share data:
Net income - basic	$1.12	$1.11	$0.73	$0.68	$0.59
Book value	$13.03	$12.45	$11.56	$11.08	$10.23
Cash dividends declared	$0.15	$0.15	$0.15	$0.16	$0.17
Balance sheet data:
Loans, net of unearned income and discounts	$218,972	$210,537	$212,054	$174,707	$157,914
Deposits	$254,669	$266,502	$276,780	$228,611	$259,619
Notes payable	$440	$540	$540	$740	$1,270
Advances from Federal Home Loan Bank	$37,700	$30,250	$46,961	$18,750	$10,000
Junior subordinated debentures	$5,155	$5,155	$5,155	$5,155	$—
Total assets	$328,581	$331,384	$360,598	$279,645	$296,261
Average stockholders’ equity	$26,330	$24,708	$23,941	$22,600	$22,348
Average assets	$327,224	$340,712	$352,514	$278,277	$260,083
Ratios:
Net income to average assets	0.72%	0.68%	0.43%	0.52%	0.50%
Net income to average stockholders’ equity	8.90%	9.33%	6.29%	6.35%	5.77%
Dividend payout ratio	13.36%	13.49%	20.72%	23.54%	29.00%
Average stockholders’ equity to average assets	8.05%	7.25%	6.79%	8.12%	8.59%

In 2005, the Company reported net income of $2,343,000, a 2 percent increase over net income of $2,305,000 in 2004, which represented a 53 percent increase over 2003. Basic and diluted earnings per share were $1.12 and $1.11 for 2005 and 2004, respectively. Pretax income for 2005 decreased by $262,000 or 9 percent compared to 2004, while income tax expense decreased by 46 percent over the same period. The decrease in income tax expense is primarily due to the reduction of certain valuation allowances for state income tax loss carryforwards.

In 2005, average interest earning assets decreased by 5 percent from 2004. This decrease is primarily due to the sales and principal pay-downs of investments net of purchases, averaging $16 million.  Average investment securities decreased by 17 percent, partially offset by an increase of 151 percent in average interest bearing deposits with other banks. The average earning asset mix in 2005 changed from 2004 with loans, net at 72 percent and 68 percent for 2005 and 2004, respectively, and total investment securities at 27 percent and 31 percent for 2005 and 2004, respectively. Management on a continuous basis monitors the mix of earning assets in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

The ratio of average stockholders’ equity to average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average stockholders’ equity to average assets for 2005, 2004 and 2003 were 8 percent, 7 percent and 7 percent, respectively. Another key capital ratio, the Company’s net income to average stockholders’ equity (return on equity), were 9 percent, 9 percent and 6 percent in 2005, 2004 and 2003, respectively.

Financial Condition

At December 31, 2005, the Company’s total assets were consistent with 2004, decreasing by $3 million, or less than 1 percent, to $328,581,000.

Interest bearing deposits with banks and certificate of deposits decreased by $336,000 and $700,000, respectively, compared to the same period in 2004. Investment securities also decreased during 2005, decreasing by $9 million or 12 percent. These decreases were partially offset by an $8 million increase in loans, net representing a reallocation of the Company’s earning assets to higher yielding assets.

Premises and equipment decreased $754,000 or 9 percent at December 31, 2005 as compared to December 31, 2004. This decrease is attributed to various assets reaching the end of their estimated useful life and becoming fully depreciated.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $366,000 or 4 percent at December 31, 2005. The increase is due to additional premiums paid and earnings on such premiums throughout the year.

Foreclosed real estate, net, decreased $860,000 or 60 percent as the Company liquidated properties throughout the year and reinvested the funds into interest earning assets. The Company realized net losses of $8,000 from these transactions during 2005.

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

At December 31, 2005, investment securities comprised approximately 24 percent of the Company’s assets. The investment portfolio had a fair market value of $75,135,000 and an amortized cost of $76,370,000, resulting in a net unrealized loss of $1,235,000. Investment securities comprised approximately 26 percent of the Company’s assets at December 31, 2004. As of December 31, 2004, the investment portfolio had a fair market value of $84,813,000 and an amortized cost of $84,718,000, resulting in a net unrealized gain of $95,000.

Investments classified as held-to-maturity as of December 31, 2005, were $9,411,000 at amortized cost ($9,369,000 estimated fair value), compared to $9,980,000, at amortized cost ($10,126,000 estimated fair value) as of December 31, 2004. Total investments classified as available-for-sale were $65,766,000, at fair value ($66,959,000 amortized cost) as of December 31, 2005, compared to $74,687,000 at fair value ($74,738,000 amortized cost) as of December 31, 2004.

The following table shows the contractual maturities of all investment securities at December 31, 2005 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and U.S. Government agencies	$981	2.40%	$7,805	4.06%	$2,000	5.10%	$—	—
Mortgage-backed securities(a)	40	5.42%	3,870	3.81%	8,878	3.76%	31,022	4.28%
State, County, and Municipal Securities	210	4.87%	873	5.09%	7,601	4.28%	10,829	4.09%
Other equity securities(b)			—		—		1,068	5.03%
Totals	$1,231		$12,548		$18,479		$42,919

(a)           Mortgage-backed securities have been categorized at their average life according to their projected speed of repayment. Principal repayments  will occur at varying dates throughout the terms of the mortgages.

(b)          Other equity securities are primarily comprised of investments in preferred stock of the Fannie Mae Corporation and Federal Home Loan Mortgage Corporation. These investments have no specific maturity date.

Provision and Allowance for Loan Losses

The allowance for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors, which, in management’s judgment, deserve recognition in estimating loan losses. The Company’s process for determining an appropriate allowance for loan losses includes management’s judgement and use of estimates.

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

The provision for loan losses is the periodic cost of increasing the allowance or reserve for the estimated losses on loans in the portfolio. A charge against operating earnings is necessary to maintain the allowance for loan losses at an adequate level as determined by management. The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management’s estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. In 2005, the provision for loan losses charged against operating earnings were $288,000 compared to $850,000 in 2004, and is reflective of the improvements in the quality of the Company’s loan portfolio.

The Company’s allowance for loan losses was approximately $3,327,000 or 1.52 percent of loans receivable, net of unearned income and discounts at December 31, 2005, and $3,183,000 or 1.51 percent of loans receivable, net of unearned income and discounts at December 31, 2004. Management believes that the allowance for loan losses at December 31, 2005 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

Deposits

Deposits remain the Company’s primary source for funding loan growth. Total deposits at December 31, 2005 decreased by $11,832,000 or 4 percent to $254,669,000 compared to $266,502,000 at December 31, 2004. Noninterest-bearing deposits increased during 2005 by $2,548,000 to $60,087,000. Interest-bearing deposits decreased by $14,381,000 or 7 percent. The Company has Corporate and Governmental customers that have significant interest-bearing deposits with the Company; and their deposit and withdrawal activities impact deposit balances significantly.

Average interest-bearing deposits at December 31, 2005 totaled $205,487,000, a $7,203,000 or 3 percent decrease compared to $212,690,000 at December 31, 2004. The decrease in average interest-bearing deposits was primarily attributable to a decline in interest-bearing deposits with governmental customers. For additional information about deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

While the Company continues to emphasize funding earning asset growth through deposits, average loan growth has exceeded deposit growth. As a result, the Company relied on other borrowings as a supplemental funding source. During 2005, the Company’s average borrowed funds decreased $8,974,000 to $29,706,000 when compared to 2004. The average interest rate on other borrowings was 4.94 percent in 2005 and 3.17 percent in 2004. Other borrowings primarily consist of Federal Home Loan Bank (the “FHLB”) advances, notes payable and junior subordinated debentures. The Bank had an average outstanding advance from the FHLB of $23,923,000 in 2005 and $32,999,000 in 2004. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 family mortgages, commercial real estate loans and home equity loans.

In 2002, the Company issued $5,000,000 of pooled trust preferred securities to increase its capital position to purchase CFS Bancshares, Inc., a bank holding company which wholly owned Citizens Federal Savings Bank of Birmingham, Alabama. The Company completed the purchase of CFS Bancshares, Inc. on February 28, 2003. The outstanding pooled trust preferred securities at December 31, 2005 and 2004 was $5,000,000. These securities are reported in the Company’s consolidated balance sheet as Junior Subordinated Debentures, which includes a wholly owned subsidiary grantor trust amount of $155,000 in accordance with FASB interpretation No. 46 (FIN 46R) “Consolidation of Variable Interest Entities”—an interpretation of ARB 51 (revised December 2003).”  For additional information regarding the Company’s other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

The following tables identify the Company’s aggregated information about contractual obligations and loan commitments at December 31, 2005.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
FHLB advances	$7,700,000	$—	$—	$10,000,000	$37,700,000
Notes payable	439,647	—	—	—	439,647
Junior subordinated debentures	—	—	—	5,155,000	5,155,000
Operating leases	25,865	8,325	2,100	—	36,290
	$28,165,512	$8,325	$2,100	$15,155,000	$43,330,937

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Commitments to extend credit	$25,548,583	$7,843,327	$4,250,180	$4,644,895	$42,286,985
Commercial letters of credit	3,380,639	—	—	—	3,380,639
	$28,929,222	$7,843,327	$4,250,180	$4,644,895	$45,667,624

Liquidity Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2006 is approximately $1,374,000. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

Capital Resources

Stockholders’ equity increased by $1,333,000 during 2005. The increase is primarily due to increases in retained earnings of $2,030,000; partially offset by a $754,000 increase in accumulated other comprehensive losses.

Dividends of $313,000 were paid on the Company’s common stock in 2005, which was consistent with the $311,000 paid in 2004. The annual dividend payout rate was $0.15 per common share in 2005 and 2004. The dividend payout ratio was 13 percent and 14 percent for 2005 and 2004 respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. In 2002, the Company raised $5 million through the single issuance of a trust preferred security. The trust preferred security qualifies as Tier 1 capital under Federal Reserve Board guidelines. The ratio of average shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. Overall, the Company’s capital position remains strong as the ratio of average stockholders’ equity to average assets for 2005 was 8.05 percent compared with 7.25 percent in 2004.

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

At December 31, 2005 our ratio of total capital to risk-weighted assets was 15 percent, our ratio of Tier 1 Capital to risk-weighted assets was 14 percent and our leverage ratio was 10 percent.

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

Net interest income, on a fully tax-equivalent basis, accounted for 74 percent of net interest income and noninterest income before provision for loan losses in 2005, 72 percent in 2004 and 73 percent in 2003. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

The following table represents the Company’s net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2005, 2004, 2003.

	December 31,
	2005	2004	2003
Interest Income	$19,785	$19,282	$18,733
Tax-equivalent adjustment	413	427	487
Interest income, tax-equivalent basis	20,198	19,709	19,220
Interest expense	(5,443)	(4,060)	(4,454)
Net interest income, tax equivalent basis	14,755	15,649	14,766
Provision for loan losses	(288)	(850)	(1,643)
Noninterest income	5,107	5,964	5,545
Noninterest expense	(16,468)	(17,382)	(16,413)
Income before income taxes	3,106	3,381	2,255
Income tax expense	(350)	(649)	(263)
Tax-equivalent adjustment	(413)	(427)	(487)
Income tax expense, tax-equivalant basis	(763)	(1,076)	(750)
Net income	$2,343	$2,305	$1,505

Net interest income on a tax-equivalent basis for 2005 decreased $894,000 or 6 percent compared to an increase of $883,000 or 6 percent in 2004. The decrease in 2005 was due to the adverse impact of the flattening yield curve and competitive market pressures reducing the net interest earned on interest earning assets. In 2005, the average rate earned by the Company on its interest earning assets increased by 48 basis points to 6.92 percent, but the average rate paid on interest-bearing liabilities increased by 69 basis points to 2.31 percent. The increase in 2004 was due to the Company’s ability to increase earning assets through the growth of its loan portfolio and its ability to manage the average rate paid on interest-bearing liabilities. The Company’s net interest spread in 2005, 2004 and 2003 was 4.61 percent, 4.83 percent, and 4.40 percent, respectively.

The 2005 yield on average earning assets increased due to increases in yields on all asset categories, except tax exempt securities. Similarly, 2004 yield on average earning assets also increased due to increases in yields on all asset categories, except for interest bearing deposits with banks which decreased by 126 basis points. These increases were the result of the rising interest rates environment which started during the latter half of 2004. The Company’s investment securities and loan portfolios repriced at the higher rates resulting in higher yields.

In 2003, due to the acquisition of CFS Bancshares, Inc., average earning assets increased $67 million primarily due to a $37 million increase in average investment securities and a $40 million increase in average loans receivable, net, partially offset by a $10 million decrease in average interest bearing deposits with banks.

Total interest expense increased $1.4 million or 34.09 percent in 2005 due to the rising rate environment and competition for deposits. As a result, the average rate paid on interest-bearing liabilities increased by 69 basis points in 2005. In 2004, total interest expense decreased $394,000 or 9 percent due to a 5 basis point decrease in the average rate paid. Interest expense on deposits decreased $399,000 or 12 percent, partially offset by a $5,000 increase in interest paid on other borrowings.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income totaled $5,107,000 in 2005, a decrease of $857,000 or 14 percent compared to 2004. Noninterest income was $5,964,000 in 2004, representing an increase of $418,000 or 8 percent compared to 2003.

Fee income from service charges on deposit accounts decreased 10 percent in 2005, and increased 4 percent in 2004. A large component of the Company’s service charges on deposit accounts is related to insufficient funds, returned check charges, and other customer service fees. The volume of insufficient funds and returned check charges, which fluctuates monthly, impacts the amount of revenues earned. Customers incurred fewer NFS transactions and have embraced the Company’s free checking account product.

In 2005, in accordance with the guidance in SFAS No. 115 and SAB Topic 5: M, the Company’s management concluded that an other-than-temporary impairment has incurred in its agency preferred securities, and that a writedown of the securities to market value was appropriate. The Company realized a $346,000 loss on the writedown for other-than-temporary impairment in its Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred stocks.

Gains on sales of securities were $75,000, $58,000 and $716,000 in 2005, 2004 and 2003, respectively. During 2005 and 2004, the bank sold investments in order to restructure its investment portfolio to take advantage of the rising interest rate environment and to reduce it collateralized public funds deposits. In 2003, the Company liquidated portions of its investment portfolio in anticipation of changes in market conditions and to offset increases in the provision for loan losses. The Company experienced a loss of $8,000 in 2005, gains of $308,000 in 2004 and $58,000 in 2003 on the sale of assets. The loss in 2005 is due to the sale of foreclosed properties. The gain in 2004 represents the sale of an unused building from the Company’s fixed asset portfolio as well as gains realized from the sale of foreclosed properties. Gains realized in 2003 primarily represent the sale of non-strategic branch buildings.

Other operating income increased $165,000 or 9 percent in 2005, and $685,000 or 59 percent in 2004. The increase in 2005 is due to the reversal of a $250,000 accrual related to a jury verdict against the Company won on appeal. The increase in 2004 is primarily attributed to recoveries totaling $334,000 for non-performing assets that were charged-off in prior years.

Noninterest Expense

Noninterest expense totaled $16,468,000 in 2005, a decrease of $914,000 or 5 percent compared to $17,382,000 in the previous year as most components of other operating expenses decreased in 2005.  Noninterest expense increased $969,000 in 2004, an increase of 6 percent compared to 2003. This increase was primarily attributable to the acquisition of CFS Bancshares, Inc. in 2003. The Company acquired 3 full service branches in Alabama and the associated expenses of operating the acquired branch network resulted in higher expenses being incurred in 2004.

Salaries and employee benefits expense decreased $97,000 or 1 percent in 2005 due to a decrease in the full-time employees (FTE). The Company made several organizational changes throughout 2005 that reduced its FTE to 147 from 164 in 2004. In 2004, salaries and employee benefits expense increased $872,000 or by 12 percent due to an increase in full-time employees, salary increases and rising health benefits.  In 2004, average full time employees increased to 164 at December 31, 2004 from 156 at December 31, 2003. The Company hired several senior and executive officers in 2004 to establish a commercial lending presence in its Alabama Division acquired in 2003.

Net occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company’s premises and equipment. Net occupancy and equipment expense remained fairly consistent during the comparative years ended December 31, 2005 and 2004, decreasing by $69,000 or 3 percent. In 2005, the Company consolidated its two Birmingham branches and at the end of the year, closed its Stonecrest Mall branch. The lease on the Stonecrest Mall branch expires in February 2006 and will not be renewed. In 2004, net occupancy and equipment expense increased by $19,000 or 1 percent.

Other operating expenses decreased by $748,000 or 12 percent in 2005 to $5,695,000 from $6,443,000 in 2004 as most components of other operating expenses decreased in 2005 due to expense control. Professional legal and other services decreased $449,000, stationary and supplies cost decreased $104,000, and advertising expenses decreased $175,000 compared to the previous year. In 2004 other operating expenses increased by $78,000 or 1 percent in 2004 to $6,443,000.

Income Taxes

Income tax expense decreased $300,000 or 46 percent to $349,000 for the year ended December 31, 2005 compared to an increase of $386,000 or 147 percent in 2004. The effective tax rate as a percentage of pretax income was 13 percent in 2005, 22 percent in 2004, and 15 percent in 2003. The statutory federal rate was 34 percent during 2005, 2004, and 2003. The decrease in the effective tax rate in 2005 is due to the reduction of certain valuation allowance established for net operating loss carryforwards of approximately $7 million for state income tax purposes. The increase in the effective tax rate in 2004 is due to a 67 percent increase in pretax income over 2003. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

Quarterly Financial Data (Unaudited)

The following table presents the Company’s quarterly financial data for the years ended December 31, 2005 and 2004 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2005	2005	2005	2005	2004	2004	2004	2004
Interest Income	$4,760	$4,957	$4,983	$5,084	$4,980	$4,779	$4,566	$4,957
Interest expense	1,164	1,230	1,404	1,645	981	940	1,011	1,127
Net Interest income	3,596	3,727	3,579	3,439	3,999	3,839	3,555	3,830
Provision for loans loss	105	63	60	60	300	250	225	75 (1)
Non-interest income	1,256	1,565	1,327	959	1,198	1,688	1,444	1,634
Non-interest expense	4,169	4,635	4,129	3,535	4,037	4,478	4,327	4,540
Income before income taxes	578	594	717	803	860	799	447	849
Income tax expense (benefit)	118	123	37	71	198	185	66	201
Net income (loss)	$460	$471	$680	$732	$662	$614	$381	$648
Basic net income (loss) per common and common equivalent share outstanding	$0.22	$0.23	$0.33	$0.34	$0.32	$0.30	$0.18	$0.31
Diluted net income (loss) per common and common equivalent share outstanding	$0.22	$0.23	$0.33	$0.34	$0.32	$0.30	$0.18	$0.31

(1)          In the fourth quarter of 2003, the Company charged-off $13 million due to a $2.2. million loan that was in default, resulting in an increase in its provision for loans loss.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, during 2005 the Company continued to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

The following table presents the Company’s as reported and pro forma information, including stock-based compensation expense, as if the fair-value based method had been applied, for the years ended December 31:

	2005	2004	2003
As reported net income available to common stockholders	$2,343,246	$2,305,165	$1,505,040
Less: stock-based compensation expense determined under		—	—
fair value method, net of tax	(23,886)	(30,242)	(15,165)
Pro forma net income	$2,319,360	$2,274,923	$1,489,875
As reported earnings per share	$1.12	$1.11	$0.73
Pro forma earnings per share	$1.11	$1.10	$0.72
As reported earnings per diluted share	$1.12	$1.11	$0.72
Pro forma earnings per diluted share	$1.11	$1.09	$0.72

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

The fair values of the options granted in 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.36%; expected volatility of 39%; risk free interest rate of 4.26% and an expected life of six years. The fair value of the 2005 Option grant was approximately $62,000.  Similarly, the fair values of the options granted in 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2004 Option grant was approximately $67,000. No options were granted in 2003.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based   Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance regarding the application of SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, Accounting Principles Board (“APB”) Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position (“FSP”) on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1— “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  This final guidance eliminated paragraphs10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.”  The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.”  The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to: borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has adopted an asset liability management program to monitor the Company’s interest rate sensitivity risk and to ensure that the Company is competitive in the lending and deposit markets. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. During the three year period ended December 31, 2005, the Company did not enter into any derivative financial instruments such as futures, forwards, swaps or options. Additionally, refer to our interest sensitive management and liquidity disclosures included in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following table presents the effect of a 100 basis points positive and negative interest rate fluctuation on the Company’s interest-rate sensitive assets and liabilities at December 31, 2005 (in thousands):

	2005
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp
Financial assets:
Interest-bearing deposits with banks	$398	$398	—%	—%
Cetificates of deposit	100	100	—	—
Investment securities	75,177	75,135	2.56	(3.20)
Loans—net	215,645	211,608	1.61	(1.54)
Financial liabilities:
Deposits	194,582	185,093	1.47	(1.29)
Notes payable	440	440	—	—
Advances from Federal Home Loan Bank	37,700	38,038	1.12	(0.94)
Junior subordinated debentures	5,155	5,199	—	—

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 and are hereby incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 12, 2004, Deloitte & Touche, LLP (“Deloitte”) notified the Company that it would not stand for reappointment as the Company’s independent accountants.

Deloitte was the Company’s principal auditors for the purpose of auditing its financial statements for the fiscal year ended December 31, 2003. The report on the financial statements for the aforementioned fiscal year did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In the fiscal year ended December 31, 2003, and the subsequent interim period through the date of termination on August 12, 2004, the Company had no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their report. Deloitte furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of that letter was filed as Exhibit 16.1 to the Current Report on Form 8-K filed on August 17, 2004.

On September 29, 2004, the Audit Committee of the Board of Directors of the Company engaged Elliott Davis, LLC to serve as its principal auditors. Prior to its engagement, the Company had not consulted with Elliott Davis, LLC with respect to:  (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements; or (3) any matter that was either the subject of a disagreement or a reportable event.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2006, under the headings “Election of Directors,” “Executive Officers,” “Beneficial Ownership of Common Stock” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. A copy may also be obtained, without charge, upon written request addressed to Citizens Bancshares Corporation, 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303, Attention:  Corporate Secretary. The request may also be delivered by fax to the Corporate Secretary at (404) 575-8311.

ITEM 11.         EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2006 under the heading “Executive Compensation” and are incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The responses to this item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2006 under the heading “Beneficial Ownership of Common Stock” and are incorporated herein by reference.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	42,676 shares	$11.35	281,934 shares
Equity compensation plans not approved by security holders	17,500 shares	$9.88	None
Total	60,176 shares	$10.92	281,934 shares

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2006 under the heading  “Certain Transactions” and are incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to the Company’s independent accountants is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2006 under the heading  “Accounting Matters” and are incorporated herein by reference.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004, and 2003	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	F-7-8
Notes to Consolidated Financial Statements	F-9-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statement of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Citizens Bancshares Corporation and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC
Columbia, South Carolina
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia 30303

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Citizens Bancshares Corporation and subsidiaries (the “Company”) for the year ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows of Citizens Bancshares Corporation and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
April 12, 2004

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Cash and due from banks, including reserve requirements of $2,218,000 and $3,339,000 at December 31, 2005 and 2004, respectively	$11,288,804	$10,874,537
Interest-bearing deposits with banks	397,677	734,051
Certificates of deposit	100,000	800,000
Investment securities available for sale, at fair value (amortized cost of $66,959,509 and $74,738,254 at December 31, 2005 and 2004, respectively)	65,766,504	74,687,292
Investment securities held to maturity, at cost (estimated fair value of $9,368,592 and $10,125,902 at December 31, 2005 and 2004, respectively)	9,410,667	9,980,179
Other investments	2,834,850	2,468,850
Loans receivable—net	215,645,398	207,354,002
Premises and equipment—net	7,624,954	8,378,928
Cash surrender value of life insurance	9,105,107	8,739,508
Foreclosed real estate—net	570,446	1,430,541
Other assets	5,836,947	5,936,024
	$328,581,354	$331,383,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$60,087,116	$57,538,694
Interest-bearing deposits	194,582,250	208,963,002
Total deposits	254,669,366	266,501,696
Accrued expenses and other liabilities	3,402,952	3,056,078
Notes payable	439,647	539,647
Junior subordinated debentures	5,155,000	5,155,000
Advances from Federal Home Loan Bank	37,700,000	30,250,000
Total liabilities	301,366,965	305,502,421
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock—$1 par value; 15,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230,065	2,230,065
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding	90,000	90,000
Additional paid-in capital	7,439,431	7,442,206
Retained earnings	20,138,346	18,108,133
Treasury stock at cost, 231,313 and 240,643 shares at December 31, 2005 and 2004, respectively	(1,896,276)	(1,955,278)
Accumulated other comprehensive income (loss), net of income taxes	(787,177)	(33,635)
Total stockholders’ equity	27,214,389	25,881,491
	$328,581,354	$331,383,912

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Interest income:
Loans, including fees	$16,503,010	$15,659,089	$14,781,046
Investment securities:
Taxable	2,221,289	2,649,261	2,668,512
Tax-exempt	801,313	827,727	945,149
Dividends	135,363	112,263	183,692
Federal funds sold	—	—	10,640
Interest-bearing deposits	123,542	34,012	143,964
Total interest income	19,784,517	19,282,352	18,733,003
Interest expense:
Deposits	3,976,613	2,831,956	3,230,852
Other borrowings	1,466,564	1,227,508	1,223,499
Total interest expense	5,443,177	4,059,464	4,454,351
Net interest income	14,341,340	15,222,888	14,278,652
Provision for loan losses	287,500	850,000	1,643,200
Net interest income after provision for loan losses	14,053,840	14,372,888	12,635,452
Noninterest income:
Service charges on deposits	3,370,071	3,745,865	3,604,889
Impairment loss on equity securities	(346,000)	—	—
Gains on sales of securities	74,854	58,464	716,435
Gains (losses) on sales of assets	(8,082)	308,294	57,633
Other operating income	2,016,277	1,851,222	1,166,641
Total noninterest income	5,107,120	5,963,845	5,545,598
Noninterest expense:
Salaries and employee benefits	8,148,086	8,245,438	7,373,399
Occupancy and equipment	2,625,549	2,694,241	2,674,745
Other operating expenses	5,694,624	6,442,547	6,365,000
Total noninterest expense	16,468,259	17,382,226	16,413,144
Income before income taxes	2,692,701	2,954,507	1,767,906
Income tax expense	349,455	649,342	262,866
Net income	$2,343,246	$2,305,165	$1,505,040
Net income per share—basic	$1.12	$1.11	$0.73
Net income per share—diluted	$1.12	$1.11	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Common Stock		Nonvoting Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance—December 31, 2002	2,230,065	$2,230,065	90,000	$90,000	$7,444,693	$14,920,870	(240,996)	$(2,046,027)	402,228	23,041,829
Net income	—	—	—	—	—	1,505,040	—	—	—	1,505,040
Unrealized holding gains on investment securities available for sale—net of taxes of $82,812	—	—	—	—	—	—	—	—	160,753	160,753
Less reclassification adjustment for holding gains included in net income—net of taxes of $243,588	—	—	—	—	—	—	—	—	(472,847)	(472,847)
Comprehensive income										1,192,946
Donated treasury stock	—	—	—	—	—	—	(10,953)	—	—	—
Sale of treasury stock	—	—	—	—	—	—	2,431	20,664	—	20,664
Dividends declared—$0.15 per share	—	—	—	—	—	(311,861)	—	—	—	(311,861)
Balance—December 31, 2003	2,230,065	$2,230,065	90,000	$90,000	$7,444,693	$16,114,049	(249,518)	$(2,025,363)	$90,134	$23,943,578
Net income	—	—	—	—	—	2,305,165	—	—	—	2,305,165
Unrealized holding losses on investment securities available for sale—net of taxes of $43,882	—	—	—	—	—	—	—	—	(85,183)	(85,183)
Less reclassification adjustment for holding gains included in net income—net of taxes of $19,878	—	—	—	—	—	—	—	—	(38,586)	(38,586)
Comprehensive income										2,181,396
Sale of treasury stock	—	—	—	—	(2,487)	—	8,875	70,085	—	67,598
Dividends declared—$0.15 per share	—	—	—	—	—	(311,081)	—	—	—	(311,081)
Balance—December 31, 2004	2,230,065	$2,230,065	90,000	$90,000	$7,442,206	$18,108,133	(240,643)	$(1,955,278)	$(33,635)	$25,881,491
Net income	—	—	—	—	—	2,343,246	—	—	—	2,343,246
Unrealized holding losses on investment securities available for sale—net of taxes of $480,378	—	—	—	—	—	—	—	—	(932,499)	(932,499)
Less reclassification adjustment for holding gains included in net income—net of taxes of $25,450	—	—	—	—	—	—	—	—	(49,404)	(49,404)
Less reclassification adjustment for writedown losses on investment securities included in net income—net of taxes of $117,639	—	—	—	—	—	—	—	—	228,361	228,361
Comprehensive income										1,361,343
Sale of treasury stock	—	—	—	—	(2,775)	—	9,330	59,002	—	56,227
Dividends declared—$0.15 per share	—	—	—	—	—	(313,033)	—	—	—	(313,033)
Balance—December 31, 2005	2,230,065	$2,230,065	90,000	$90,000	$7,439,431	$20,138,346	(231,313)	$(1,896,276)	$(787,177)	$26,986,028

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$2,343,246	$2,305,165	$1,505,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	287,500	850,000	1,643,200
Provision for losses on foreclosed real estate	—	—	271,332
Depreciation	926,429	1,060,675	1,083,601
Amortization and accretion—net	950,563	1,124,134	1,627,790
Provision for deferred income taxes	37,893	(191,746)	51,492
Gains on sales and disposals of investments and property—net	(66,772)	(366,758)	(682,136)
Writedown losses on investment securities	346,000	—	—
Changes in assets and liabilities, net of acquisition:
Change in other assets	175,943	809,894	(1,424,902)
Change in accrued expenses and other liabilities	346,875	(162,762)	(1,113,811)
Net cash provided by operating activities	5,347,677	5,428,602	2,961,606
INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits with banks	336,375	(625,986)	15,236,956
Net change in certificates of deposit	700,000	2,183,328	111,672
Proceeds from the sales and maturities of investments:
Securities available for sale	18,472,097	32,235,654	54,225,637
Securities held to maturity	557,039	548,419	603,721
Purchases of securities available for sale	(11,688,894)	(10,409,498)	(40,902,201)
Purchases of securities held for maturity	—	—	(7,228,747)
Purchase of other investments	(6,554,200)	(4,458,200)	(5,449,849)
Proceeds from sales of other investments	6,188,200	4,723,300	4,941,749
Net cash and cash equivalents acquired from CFS Bancshares	—	—	2,090,789
Net change in loans	(9,266,692)	(444,058)	(5,441,050)
Purchases of premises and equipment	(198,635)	(367,169)	(535,943)
Proceeds from sale of premises and equipment	17,512	285,895	231,388
Premiums (paid) and policies surrendered	(69,917)	(298,000)	(993,000)
Net proceeds from sale of foreclosed real estate	1,312,840	1,611,203	395,179
Net cash provided by (used in) investing activities	(194,275)	24,984,888	17,286,301

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
FINANCING ACTIVITIES:
Net change in deposits	$(11,832,330)	$(10,277,854)	$(32,441,787)
Increase (decrease) in Federal Funds Purchased	—	(4,000,000)	—
Principal payments on note payable	(100,000)	—	(200,021)
Net increase (decrease) in Federal Home Loan Bank advances	7,450,000	(16,711,150)	13,261,150
Dividends paid	(313,033)	(311,081)	(311,861)
Sale of treasury stock	56,227	67,598	20,664
Purchase of treasury stock	—	—	—
Net cash (used in) financing activities	(4,739,136)	(31,232,487)	(19,671,855)
Net change in cash and cash equivalents	414,267	(818,997)	576,052
CASH AND CASH EQUIVALENTS
Beginning of year	10,874,537	11,693,534	11,117,482
End of year	$11,288,804	$10,874,537	$11,693,534
Supplemental disclosures of cash paid during the year for:
Interest	$5,240,153	$4,156,457	$4,458,021
Income taxes	323,000	638,000	628,000
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	538,498	1,035,880	1,516,693
Change in unrealized gain (loss) on investment securities available for sale—net of tax	(753,543)	(123,769)	(312,094)
Supplemental disclosures of acquisition of CFS Bancshares:
Loans	—	—	32,874,972
Other assets	—	—	65,359,722
Deposits assumed	—	—	(80,610,109)
Other liabilities	—	—	(19,715,374)
Net cash and cash equivalents acquired from acquistion	$—	$—	$(2,090,789)

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2005

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Citizens Bancshares Corporation and subsidiaries (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through seven full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities. All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

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

Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand and amounts due from banks and federal funds sold. The Federal Reserve Bank (the “FRB”) requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company’s daily average balance with the FRB. This reserve requirement represents 3% of the Company’s daily average demand deposit balance between $7.8 million and $40.5 million and 10% of the Company’s daily average demand deposit balance above $40.5 million.

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2005, 2004, or 2003.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. In 2005, the Company realized a $346,000 loss related to the writedown on its investments in Federal National

Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred stocks as a result of other-than-temporary impairment. There was no other-than-temporary impairment for securities recorded during 2004 and 2003.

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

Mortgage Servicing Rights—The Company allocates the total cost of a whole mortgage loan originated or purchased to mortgage servicing rights and loans based on relative fair values. Amounts capitalized as mortgage servicing rights are amortized over the period of, and in proportion to, estimated future net servicing income. The Company assesses its capitalized mortgage servicing rights for impairment based on independent appraisals of the market values of those rights. Impairments are recognized as a valuation allowance. The independent appraisals value such rights in consideration of prevailing interest rates, prepayment and default rates, and other relevant factors as appropriate. At December 31, 2005 and 2004, the fair values of mortgage servicing rights were $82,900 and $51,568, respectively, and are presented as a component of other assets in the consolidated balance sheets.

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

The following table presents information about our intangible assets:

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—
Amortized intangible asset:
Core deposit intangibles	$2,836,345	$2,195,028	$2,836,345	$1,789,836

The following table presents information about aggregate amortization expense for each of the five succeeding fiscal years as follows:

	For the Years Ended December 31,
	2005	2004	2003
Aggregate amortization expense of core deposit intangibles	$405,192	$405,192	$387,446
Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2006	405,192
2007	111,899
2008	53,240
2009	53,240
2010	17,746

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

Stock Based Compensation—In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, during 2005 the Company continued to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

The following table presents the Company’s as reported and pro forma information, including stock-based compensation expense, as if the fair-value based method had been applied, for the years ended December 31:

	2005	2004	2003
As reported net income available to common stockholders	$2,343,246	$2,305,165	$1,505,040
Less: stock-based compensation expense determined under fair value method, net of tax	(23,886)	(30,242)	(15,165)
Pro forma net income	$2,319,360	$2,274,923	$1,489,875
As reported earnings per share	$1.12	$1.11	$0.73
Pro forma earnings per share	$1.11	$1.10	$0.72
As reported earnings per diluted share	$1.12	$1.11	$0.72
Pro forma earnings per diluted share	$1.11	$1.09	$0.72

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants could be made each year.

The fair values of the options granted in 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.36%; expected volatility of 39%; risk free interest rate of 4.26% and an expected life of six years. The fair value of the 2005 Option grant was approximately $62,000.  Similarly, the fair values of the options granted in 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2004 Option grant was approximately $67,000. No options were granted in 2003.

Recently Issued Accounting Standards—In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance regarding the application of SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Previously, Accounting Principles Board (“APB”) Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position (“FSP”) on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1—“The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  This final guidance eliminated paragraphs10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.”  The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.”  The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to: borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

Other accounting standards that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications—Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

2.                 INVESTMENT SECURITIES

Investment securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2005:
U.S. Government agency securities	$7,937,182	$1,758	$152,738	$7,786,202
State, county, and municipal securities	14,264,973	159,272	123,619	14,300,626
Mortgage-backed securities	43,703,354	10,488	1,102,166	42,611,676
Equity securities	1,054,000	24,000	10,000	1,068,000
Totals	$66,959,509	$195,518	$1,388,523	$65,766,504
At December 31, 2004:
U.S. Government agency securities	$9,879,855	$12,419	$25,586	$9,866,688
State, county, and municipal securities	14,074,291	423,997	7,210	14,491,078
Mortgage-backed securities	49,384,108	144,463	249,365	49,279,206
Equity securities	1,400,000	—	349,680	1,050,320
Totals	$74,738,254	$580,879	$631,841	$74,687,292

Investment securities held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2005:
U.S. Government agency securities	$3,000,000	$—	$74,761	$2,925,239
State, county, and municipal securities	5,212,108	75,119	3,030	5,284,197
Mortgage-backed securities	1,198,559	2,631	42,034	1,159,156
Totals	$9,410,667	$77,750	$119,825	$9,368,592
At December 31, 2004:
U.S. Government agency securities	$3,000,000	$—	$20,911	$2,979,089
State, county, and municipal securities	5,389,779	189,656	—	5,579,435
Mortgage-backed securities	1,590,400	3,811	26,833	1,567,378
Totals	$9,980,179	$193,467	$47,744	$10,125,902

The amortized costs and fair values of investment securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$110,039	$111,661	$1,128,964	$1,121,072
Due after one year through five years	2,502,095	2,431,336	10,244,895	10,045,686
Due after five years through ten years	4,102,004	4,088,211	14,669,188	14,376,967
Due after ten years	2,696,529	2,737,384	39,862,462	39,154,779
Equity securities			1,054,000	1,068,000
	$9,410,667	$9,368,592	$66,959,509	$65,766,504

Gross realized gains on securities were $74,854, $138,218, and $781,435 in 2005, 2004, and 2003, respectively. Gross realized losses on securities were $79,754 and $65,000 in 2004 and 2003, respectively. There were no gross realized losses on securities in 2005. However, during 2005 the Company realized a $346,000 loss related to the writedown of its investments in equity portfolio as a result of other-than-temporary impairment. There was no other-than-temporary impairment for securities recorded during 2004 and 2003.

Investment securities with carrying values of approximately $53,856,000, $77,443,000 and $76,773,000 at December 31, 2005, 2004 and 2003, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

Those investment securities held to maturity and available for sale which have an unrealized loss position at December 31, 2005 are detailed below:

Securties Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. Government agencies	$982,658	$17,343	$1,942,581	$57,418	$2,925,239	$74,761
Mortgage-backed securites	—	—	898,235	42,034	898,235	42,034
Municipal securities	438,632	3,030	—	—	438,632	3,030
Total	$1,421,290	$20,373	$2,840,816	$99,452	$4,262,106	$119,825

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. Government agencies	$1,909,208	$45,861	$4,878,649	$106,877	$6,787,857	$152,738
Mortgage-backed securites	19,296,703	357,925	20,832,787	744,241	40,129,490	1,102,166
Municipal securities	6,660,579	123,619	—	—	6,660,579	123,619
Equity Securities	328,000	10,000	—	—	328,000	10,000
Total	$28,194,490	$537,405	$25,711,436	$851,118	$53,905,926	$1,388,523

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost. Approximately 63% of the unrealized losses, or forty-six individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

3.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows:

	December 31,
	2005	2004
Commercial, financial, and agricultural	$12,646,712	$22,326,651
Installment	10,132,378	7,665,954
Real estate—mortgage	175,739,285	174,335,435
Real estate—construction	18,830,377	4,509,731
Other	2,163,742	2,609,407
	219,512,494	211,447,178
Less: Net deferred loan fees	399,127	554,117
Allowance for loan losses	3,326,882	3,182,697
Discount on loans acquired	141,087	356,362
	$215,645,398	$207,354,002

Concentrations—The Company’s concentrations of credit risk are as follows:

•       A substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

•       The Company’s loans to area churches were approximately $37.6 million and $46.1 million at December 31, 2005 and 2004, respectively, which are generally secured by real estate.

•       The Company’s loans to area convenience stores were approximately $20.9 million and $23.6 million at December 31, 2005 and 2004, respectively. Loans to convenience stores are generally secured by real estate.

Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of year	$3,182,697	$3,239,703	$2,629,753
Provision for loan losses	287,500	850,000	1,643,200
Allowance acquired in acquisition	—	—	607,745
Loans charged off	(446,992)	(1,539,360)	(2,604,420)
Recoveries on loans previously charged off	303,677	632,354	963,425
Balance—end of year	$3,326,882	$3,182,697	$3,239,703

Nonaccrual loans amounted to $4,143,000 and $2,652,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, the recorded investment in loans considered to be impaired was $9,875,000 and $9,935,000, respectively. The related allowance for loan losses for these loans was $1,968,000 and $1,499,000 at December 31, 2005 and 2004, respectively. The average investment in impaired loans during 2005 and 2004 was approximately $10,213,000 and $10,892,000, respectively. Interest income recognized on impaired loans was approximately $939,000, $1,038,000, and $1,393,000 in 2005, 2004, and 2003, respectively. Interest income recognized on a cash basis was approximately $119,000, $73,000, and $300,000 in 2005, 2004, and 2003, respectively.

4.   PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2005	2004
Land	$1,910,142	$1,910,142
Buildings and improvements	6,866,086	6,860,923
Furniture and equipment	5,844,254	5,868,427
	14,620,482	14,639,492
Less accumulated depreciation	6,995,528	6,260,564
	$7,624,954	$8,378,928

5.   DEPOSITS

The following is a summary of interest-bearing deposits:

	December 31,
	2005	2004
Demand deposit and money market accounts	$49,889,189	$55,748,260
Savings accounts	41,013,052	43,620,002
Time deposits of $100,000 or more	46,721,868	65,038,481
Other time deposits	56,958,141	44,556,259
	$194,582,250	$208,963,002

At December 31, 2005, maturities of time deposits are approximately as follows:

2006	87,734,966
2007	6,670,036
2008	4,139,119
2009	2,027,556
2010 and thereafter	3,108,332
$103,680,009

6.   OTHER BORROWINGS

Federal Funds Purchased—Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. At December 31, 2005 and 2004, the Company had no amounts outstanding.

Notes Payable—At December 31, 2002, the Company had $739,668 outstanding under an unsecured note payable and was due in full on May 1, 2003. The note bore interest at a rate of 50 basis points below the lender’s prime rate. During 2003 and subsequent thereafter, the note has been refinanced annually as part of a new unsecured note. At December 31, 2005 and 2004, the note payable had an outstanding principal balance of $439,647 and $539,647, respectively. The note bore interest at a rate of 6.75% at December 31, 2005 and 4.75% at December 31, 2004 (50 basis points below the lender’s prime rate) and is payable quarterly. The principal balance is due in full on June 30, 2006.

Junior Subordinated Debentures—During 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported on our consolidated balance sheet as Junior Subordinated Debentures. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007. The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. At December 31, 2005, the interest rate on the Junior Subordinated Debenture was 7.97%.

Federal Home Loan Bank Advances—The Company has outstanding a $10 million convertible advance at December 31, 2005 and 2004 bearing interest at a fixed rate of 5.82% due April 5, 2010. The convertible advance is callable by the lender at the end of each fiscal quarter. If called, the advance will convert into a flat three month LIBOR based floating rate advance. At December 31, 2005 and 2004, the Company has variable rate advances of approximately $27.7 million and $20.25 million outstanding with a weighted average interest rate of 4.44% and 2.44%, respectively. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 family mortgages and commercial real estate loans. As of December 31, 2005 and 2004, total loans pledged as collateral was $54,000,000 and $57,000,000, respectively.

As of December 31, 2005 and 2004, maturities of the Company’s Federal Home Loan Bank Advances are approximately as follows:

			December 31,
Maturity		Rate	2005	2004
July-06		Variable (4.44% at December 31, 2005)	$27,700,000	$15,250,000
September-06	(1)	Variable (2.45% at December 31, 2004)	—	5,000,000
April-10		Fixed (5.82%)	10,000,000	10,000,000
			$37,700,000	$30,250,000

(1)          Advance was prepaid on 9/14/2005 in accordance with the ARC agreement without penalty and terminated.

7.   INCOME TAXES

The components of income tax expense consist of:

	2005	2004	2003
Current tax expense	$1,144,711	$841,088	$211,374
Deferred tax (benefit) expense	(795,256)	(191,746)	51,492
	$349,455	$649,342	$262,866

Income tax expense for the years ended December 31, 2005, 2004, and 2003 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2005	2004	2003
Income tax expense at statutory rate	$915,518	$1,004,532	$600,759
Tax-exempt interest income—net of disallowed interest expense	(272,446)	(267,038)	(297,186)
Nondeductible expenses	31,437	13,101	23,105
Cash surrender value of life insurance income	(100,532)	(99,087)	(94,260)
Other—net	(224,522)	(2,166)	30,448
Income tax expense	$349,455	$649,342	$262,866

The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2005	2004
Deferred tax assets:
Net operating losses and credits	$525,808	$896,196
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,138,425	1,090,790
Nonaccrual loan interest	71,652	56,509
Postretirement benefit accrual	458,702	415,245
Premises and equipment	—	66,079
Net unrealized loss on securities available for sale	405,515	17,326
Other	90,537	263,994
Gross deferred tax asset	2,690,639	2,806,139
Valuation allowance	(156,993)	(974,708)
Total deferred tax assets	2,533,646	1,831,431
Deferred tax liabilities:
Purchased loan discount	254,316	480,000
Premises and equipment	200,683	—
Other	391,031	459,071
Total deferred tax liabilities	846,030	939,071
Net deferred tax assets	$1,687,616	$892,360

The Company has, at December 31, 2005, net operating loss carryforwards of approximately $7,027,000 for state income tax purposes, which expire in years 2006 through 2021. The Company also has certain state income tax credits of $370,635 at December 31, 2005 which expire in years 2006 through 2010. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $46,000 valuation allowance has been provided against state tax carryforwards totaling $110,000.

8.   EMPLOYEE BENEFITS

Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2005, 2004, and 2003, the Company recognized $112,943, $125,556, and $102,062, respectively, in expenses related to this plan.

Other Postretirement Benefits—In addition to the Company’s defined contribution plan, the Company sponsors postretirement medical and life insurance benefit plans for full-time employees who meet certain minimum age and service requirements. The plans contain cost sharing features with retirees and the Company funds benefit payments in the period incurred.

The following table presents the plans’ changes in accumulated benefit obligation for the years ended December 31, 2005 and 2004:

	2005	2004
Accumulated benefit obligation—beginning of year	$6,474	$4,087
Interest cost	343	190
Actuarial gain (loss)	(173)	2,636
Company contributions for retirees	(318)	(439)
Accumulated benefit obligation—end of year	$6,326	$6,474

Changes in the plan assets include the following components:

	Years Ended December 31,
	2005	2004
Employer contribution	$318	$439
Benefits paid	(318)	(439)
Fair value of plan assets at end of year	$—	$—

The following table presents the plans’ funded status reconciled with amounts recognized in the consolidated balance sheets at December 31, 2005 and 2004:

	2005	2004
Funded status	$(6,326)	$(6,474)
Unrecognized actuarial (loss)	(75,634)	(80,893)
Accrued postretirement benefit cost included in accrued expenses and other liabilities	$(81,960)	$(87,367)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2005	2004	2003
Interest cost	$343	$190	$197
Net amortization	(5,432)	(5,983)	(8,650)
Net periodic postretirement benefit cost	$(5,089)	$(5,793)	$(8,453)

The Company used the following actuarial assumptions to determine our benefit obligations at December 31, 2005, 2004 and 2003, and our net periodic benefit cost for the years ended December 31, 2005, 2004, and 2003, as measured at December 31:

	2005	2004	2003
Benefit Obligations
Weighted average discount rate	5.41%	5.66%	6.01%
Assumed healthcare cost trend rate (1)	—	—	—

	2005	2004	2003
Net Periodic Benefit Cost
Weighted average discount rate	5.66%	6.01%	6.75%
Assumed healthcare cost trend rate (1)	—	—	—

(1) The healthcare cost trend rate is assumed to decrease gradually to 5%. As a result of the Company’s curtailment of its postretirement medical plan during 2003, an assumed healthcare cost trend rate was not considered for the years ending December 31, 2005 and 2004.

The Company expects to contribute $444 to its postretirement medical plan from January 1, 2006 through December 31, 2006.

Benefit payments estimated to be paid in 2006 to 2015 are as follows:

2006	$444
2007	447
2008	449
2009	451
2010	451
2011 and 2015	2,225

The measurement dates for the net periodic postretirement benefit cost and net amount recognized was January 1 and December 31, respectively.

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

The increase in cash surrender value of the contracts, less the Bank’s premiums, constitutes the Bank’s contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2005 and 2004, the cash surrender value of these insurance contracts was $9,105,107 and $8,739,508, respectively.

9.                 COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit and commercial letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations related to off-balance-sheet financial instruments as it does for the financial instruments recorded in the Consolidated Balance Sheets.

	Approximate Contractual Amount
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$42,286,985	$40,144,794
Commercial letters of credit	3,380,639	252,200

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

Leases—As of December 31, 2005, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2006	25,865
2007	4,725
2008	3,600
2009	2,100
2010	—
Thereafter	—
$36,290

The Company’s main office lease expires in December 2005. The Company is negotiating with its current property management for a ten year lease term. The Company anticipates renewing its current lease by April 2006. Currently, the Company is under a month to month leasing arrangement at substantially the same terms as the original agreement.

Rent expense in 2005, 2004, and 2003 was approximately $437,000, $411,000, and $389,000, respectively.

Legal—During 2005, a jury awarded a $100,000 judgment against the Company. The Company is appealing the ruling to have the jury award reversed and the accrual for this loss is reflected in the December 31, 2005 Consolidated Financial Statements. During 2003, a jury awarded a $250,000 judgment against the Company for lenders’ liability. The Company appealed and succeeded in having the jury award reversed in 2005. The reversal of the accrual for the $250,000 loss is reflected in the December 31, 2005 Consolidated Financial Statements. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial statements.

10.          STOCK OPTIONS

1998 Option—On January 30, 1998, the Company granted its president an option to purchase 17,500 shares of common stock of the Company at an exercise price of $9.88 per share (the “1998 Option”) as compared to trades of stock at $5.00 per share around the date of grant. The 1998 Option vests at a rate of 20% per year, commencing on January 30, 1999. The option’s term is ten years from the date of vesting, and at December 31, 2005, all options granted under the 1998 Option remained outstanding.

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

2002 Option—On January 16, 2002, the Company granted its president and certain senior officers options to purchase 21,100 shares of common stock of the Company at an exercise price of $7.00 per share (the “2002 Option”), which equaled the market price of the stock on the date of grant. The 2002 Option vests at a rate of 33.3% per year, commencing on January 16, 2003. The option’s term is ten years from the date of grant, and at December 31, 2005, 14,976 options to purchase shares under the 2002 Option remained outstanding.

The fair value of the 2002 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.37%; expected volatility of 46%; risk free interest rate of 4.88% and an expected life of four years. The fair value of the 2002 Option grant was approximately $52,000.

2004 Option—On January 21, 2004, the Company granted its president options to purchase 15,000 shares of common stock of the Company at an exercise price of $11.89 per share (the “2004 Option”), as compared to trades of stock at $11.20 per share on the date of grant. The 2004 Option vests at a rate of 33.3% per year, commencing on January 21, 2005. The option’s term is ten years from the date of grant, and at December 31, 2005, 15,000 options to purchase shares under the 2004 Option remained outstanding.

The fair value of the 2004 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2004 Option grant was approximately $67,000.

2005 Option—On April 25, 2005, the Company granted its president and certain officers options to purchase 21,000 shares of common stock of the Company at an exercise price of $13.41 per share (the “2005 Option”), as compared to trades of stock at $13.00 per share on the date of grant. The 2005 Option vests at a rate of 33.3% per year, commencing on April 24, 2006. The option’s term is ten years from the date of grant, and at December 31, 2005, 17,500 options to purchase shares under the 2005 Option remained outstanding.

The fair value of the 2005 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.36%; expected volatility of 39%; risk free interest rate of 4.26% and an expected life of six years. The fair value of the 2005 Option grant was approximately $62,000.

A summary of the status of the Company’s stock options as of December 31, 2005, 2004, and 2003, and changes during the years ended on those dates is presented below:

	2005			2004			2003
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Price	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding—beginning of year	47,476	$9.61	6.84 years	35,300	$8.43		38,708	8.29
Granted	21,000	13.41		15,000	11.89		—	—
Expired/Terminated	(8,300)	9.70		(2,824)	7.00	(1)	(3,408)	6.84	(1)
Outstanding—end of year	60,176	$10.92	8.99 years	47,476	$9.61		35,300	$8.43
Outstanding exercisable at year-end	40,299	$8.86		29.366	$8.72		23.433	$9.15

(1)          The options expiring in 2003 include options from the 1993 plan with an exercise price of $6.63

11.          NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2005, 2004, 2003.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year ended December 31, 2005
Basic earnings per share	$2,343,246	2,085,732	$1.12
Effect of dilutive securities: option to purchase common shares	—	10,717	—
Diluted earnings per share	$2,343,246	2,096,449	$1.12
Year ended December 31, 2004
Basic earnings per share	$2,305,165	2,075,040	$1.11
Effect of dilutive securities: option to purchase common shares	—	9,559	—
Diluted earnings per share	$2,305,165	2,084,599	$1.11
Year ended December 31, 2003
Basic earnings per share	$1,505,040	2,075,313	$0.73
Effect of dilutive securities: option to purchase common shares	—	4,564	(0.01)
Diluted earnings per share	$1,505,040	2,079,877	$0.72

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

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$ 1,289	$11,289	$ 10,875	$ 10,875
Interest-bearing deposits with banks	398	398	734	734
Cetificates of deposit	100	100	800	800
Investment securities	75,177	75,135	84,667	84,813
Other investments	2,835	2,835	2,469	2,469
Loans—net	215,645	211,608	207,354	207,267
Cash surrender value of life insurance	9,105	9,105	8,740	8,740
Financial liabilities:
Deposits	254,669	235,921	266,502	250,065
Notes payable	440	440	540	540
Advances from Federal Home Loan Bank	37,700	38,038	30,250	31,042
Junior subordinated debentures	5,155	5,199	5,155	5,194
Off-balance-sheet financial	Notional	Estimated	Notional	Estimated
instruments:	amount	fair value	amount	fair value
Commitments to extend credit	42,287	—	40,144	—
Commercial letters of credit	3,381	—	201	—

13.          SHAREHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the various regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital (to risk weighted assets):
Consolidated	$34,860	15%	$18,256	8%	N/A	N/A
Bank	34,988	15%	18,226	8%	$22,783	10%
Tier I capital (to risk weighted assets):
Consolidated	31,995	14%	9,128	4%	N/A	N/A
Bank	32,128	14%	9,113	4%	13,670	6%
Tier I capital (to average assets):
Consolidated	31,995	10%	13,055	4%	N/A	N/A
Bank	32,128	10%	13,040	4%	16,300	5%
As of December 31, 2004
Total capital (to risk weighted assets):
Consolidated	$31,549	14%	$17,546	8%	N/A	N/A
Bank	31,687	14%	17,514	8%	$21,893	10%
Tier I capital (to risk weighted assets):
Consolidated	28,802	13%	8,773	4%	N/A	N/A
Bank	28,945	13%	8,757	4%	13,136	6%
Tier I capital (to average assets):
Consolidated	28,802	9%	13,170	4%	N/A	N/A
Bank	28,945	9%	13,149	4%	16,437	5%

Dividend Limitation—The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year’s earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2006 is approximately $1,374,000.

14.          RELATED-PARTY TRANSACTIONS

Certain of the Company’s directors, officers, principal shareholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2005. Some of the Company’s directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2005.

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

The following table summarizes the activity in these loans during 2005:

Balance—December 31, 2004	$5,004,101
New loans	3,601,300
Repayments	(4,147,499)
Balance—December 31, 2005	$4,457,902

Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $1,908,000 at December 31, 2005.

15.          SUPPLEMENTARY INCOME STATEMENT INFORMATION

Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2005	2004	2003
Professional services—legal	$298,506	$480,107	$243,538
Professional services—other	709,539	976,815	646,033
Stationery and supplies	137,785	241,287	317,770
Advertising	208,709	383,386	358,101
Data processing	656,184	677,115	653,883
ATM Charges	380,659	288,720	229,602
Postage	251,032	270,458	186,251
Telephone	407,737	379,746	417,985
Amortization of core deposit intangible	405,192	405,192	387,446
Security and protection expense	352,336	389,157	387,286
Other benefit expenses	300,095	360,012	271,132
Other losses	251,796	115,414	535,514
Other miscellaneous expenses	1,335,054	1,475,138	1,730,459
	$5,694,624	$6,442,547	$6,365,000

16.   CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2005	December 31, 2004
Balance Sheets
Assets:
Cash	$143,022	$62,713
Investment in Bank	32,347,144	31,024,657
Investment in Trust	155,000	155,000
Other assets	211,516	394,884
	$32,856,682	$31,637,254
Liabilities and stockholders’ equity:
Note payable	$439,647	$539,647
Junior subordinated debentures	5,155,000	5,155,000
Other liabilities	47,646	61,116
Total liabilities	5,642,293	5,755,763
Stockholders’ equity	27,214,389	25,881,491
	$32,856,682	$31,637,254

\

	For the Years Ended December 31,
	2005	2004	2003
Statements of Income and Comprehensive Income
Dividends from subsidiaries	$672,042	$311,081	$928,173
Other revenue	12,186	148	145
Total revenue	684,228	311,229	928,318
Interest expense	366,752	269,586	257,389
Other expense	265,619	349,928	402,572
Total expenses	632,371	619,514	659,961
Income before income tax benefit and equity in undistributed earnings of the subsidiaries	51,857	(308,285)	268,357
Income tax benefit	215,360	211,364	224,186
Income (loss) before equity in undistributed earnings of the subsidiaries	267,217	(96,921)	492,543
Equity in undistributed earnings of the subsidiaries	2,076,029	2,402,086	1,012,497
Net income	2,343,246	2,305,165	1,505,040
Other comprehensive income (loss)	(753,542)	(123,769)	(312,094)
Comprehensive income	$1,589,704	$2,181,396	$1,192,946

	Years Ended December 31,
	2005	2004	2003
Statements of Cash Flows
Cash flows from operating activities—
Net income	$2,343,246	$2,305,165	$1,505,040
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the subsidiaries	(2,076,029)	(2,402,087)	(1,012,497)
Change in other assets	183,368	312,463	32,355
Change in other liabilities	(13,470)	(23,650)	(75,016)
Net cash provided by operating activities	437,115	191,891	449,882
Cash flows from financing activities:
Payment on note payable	(100,000)	—	(200,021)
Dividends paid	(313,033)	(311,081)	(311,861)
Sale of treasury stock	56,227	67,598	20,664
Net cash used in financing activities	(356,806)	(243,483)	(491,218)
Net change in cash	80,309	(51,592)	(41,336)
Cash:
Beginning of year	62,713	114,305	155,641
End of year	$143,022	$62,713	$114,305
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$368,545	$273,489	$229,720
Income taxes	$323,000	$628,000	$628,000
Noncash investing activity—
Change in Bank’s unrealized gain (loss) on investment securities available for sale—net of tax	$753,542	$123,768	$312,094

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following financial statements are included herein:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.
(a)(3)	Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Instruments Defining the Rights of Security Holders.(3)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(4)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(4)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(4)
10.5	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(5)
10.6	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(5)
10.7	Change in Control Agreement dated December 1, 2005 between the Company and James E. Young
10.8	Change in Control Agreement dated December 1, 2005 between the Company and Cynthia N. Day
10.9	Change in Control Agreement dated December 1, 2005 between the Company and Samuel J. Cox
10.10	Change in Control Agreement dated December 1, 2005 between the Company and Robert E. Nesbitt
10.11	Change in Control Agreement dated December 1, 2005 between the Company and Roger Botwin
13.1

The Company’s 2005 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company’s 2005 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	List of subsidiaries.(5)

23.1	Consent of Elliott Davis, LLC.
23.2	Consent of Deloitte & Touche, LLP.
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*Compensatory         plan or arrangement.

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

(b)          The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

(c)           Financial Statement Schedules:  The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION
By:	/s/ JAMES E. YOUNG
James E. Young
President and Chief Executive Officer
Date:	March 30, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints James E. Young and Cynthia N. Day and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAY ROBINSON	Chairman of the Board	March 30, 2006
Ray Robinson
/s/ ROBERT L. BROWN	Director	March 30, 2006
Robert L. Brown
/s/ STEPHEN ELMORE	Director	March 30, 2006
Stephen Elmore

/s/ INGRID SAUNDERS JONES	Director	March 30, 2006
Ingrid Saunders Jones
/s/ C. DAVID MOODY	Director	March 30, 2006
C. David Moody
/s/ MERCY P. OWENS	Director	March 30, 2006
Mercy P. Owens
/s/ DONALD RATAJCZAK	Director	March 30, 2006
Donald Ratajczak
/s/ H. JEROME RUSSELL	Director	March 30, 2006
H. Jerome Russell
/s/ JAMES E. WILLIAMS	Director	March 30, 2006
James E. Williams
/s/ JAMES E. YOUNG	Director and President*	March 30, 2006
James E. Young
/s/ CYNTHIA N. DAY	Senior Executive Vice President	March 30, 2006
Cynthia N. Day	and Chief Operating Officer**
/s/ SAMUEL J. COX	Senior Vice President and Chief	March 30, 2006
Samuel J. Cox	Financial Officer***

*                    Principal executive officer

**             Principal operating officer

***      Principal accounting and financial officer