Form 10-Q
period 2006-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2006-05-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           ☐ Yes    ☒ No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,002,542 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on April 17, 2006.

PART 1.                FINANCIAL INFORMATION

ITEM 1.  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(In thousands, except share data)

	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$12,740	$11,289
Interest-bearing deposits with banks	1,198	398
Certificates of deposit	200	100
Investment securities available for sale, at fair value	69,696	65,766
Investment securities held to maturity, at cost	9,305	9,411
Other investments	2,375	2,835
Loans receivable, net	216,228	215,645
Premises and equipment, net	7,554	7,625
Cash surrender value of life insurance	9,189	9,105
Foreclosed real estate, net	293	570
Other assets	5,666	5,837

Total assets	$334,444	$328,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$65,265	$60,087
Interest-bearing deposits	202,876	194,582

Total deposits	268,141	254,669

Accrued expenses and other liabilities	3,177	3,403
Notes payable	440	440
Junior subordinated debentures	5,155	5,155
Advances from Federal Home Loan Bank	29,600	37,700

Total liabilities	306,513	301,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,455	7,439
Retained earnings	20,818	20,138
Treasury stock at cost, 231,313 shares at March 31, 2006 and December 31, 2005, respectively	(1,882)	(1,896)
Accumulated other comprehensive loss, net of income taxes	(780)	(787)

Total stockholders’ equity	27,931	27,214

	$334,444	$328,581

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Interest income:
Loans, including fees	$4,356	$3,932
Investment securities:
Taxable	621	618
Tax-exempt	215	199
Interest-bearing deposits	12	11

Total interest income	5,204	4,760

Interest expense:
Deposits	1,240	845
Other borrowings	439	319
Total interest expense	1,679	1,164

Net interest income	3,525	3,596
Provision for loan losses	30	105

Net interest income after provision for loan losses	3,495	3,491

Noninterest income:
Service charges on deposits	775	827
Gain on sales of securities	3	46
Gain (loss) on sales of assets	31	(25)
Other operating income	487	408

Total noninterest income	1,296	1,256

Noninterest expense:
Salaries and employee benefits	2,000	2,120
Net occupancy and equipment	614	664
Other operating expenses	1,321	1,385

Total noninterest expense	3,935	4,169

Income before income taxes	856	578

Income tax expense	176	118

Net income	$680	$460

Net income per share - basic	$0.33	$0.22

Net income per share - diluted	$0.32	$0.22

Weighted average outstanding shares - basic	2,089	2,081

Weighted average outstanding shares - diluted	2,100	2,093

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited - In thousands, except parenthetical footnotes)

	Common Stock		Nonvoting Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount			Shares	Amount

Balance—December 31, 2004	2,230	$2,230	90	$90	$7,442	$18,108	(241)	$(1,955)	$(34)	$25,881

Net income	—	—	—	—	—	460	—	—	—	460
Unrealized holding losses on investment securities available for sale—net of taxes of $273,934	—	—	—	—	—	—	—	—	(532)	(532)
Less reclassification adjustment for holding gains included in net income—net of taxes of $15,541	—	—	—	—	—	—	—	—	(30)	(30)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(102)
Sale of treasury stock	—	—	—	—	(1)	—	6	49	—	48

Balance—March 31, 2005	2,230	$2,230	90	$90	$7,441	$18,568	(235)	$(1,906)	$(596)	$25,827

Balance—December 31, 2005	2,230	$2,230	90	$90	$7,439	$20,138	(231)	$(1,896)	$(787)	$27,214

Net income	—	—	—	—	—	680	—	—	—	680
Unrealized holding losses on investment securities available for sale—net of taxes of $4,787	—	—	—	—	—	—	—	—	9	9
Less reclassification adjustment for holding gains included in net income—net of taxes of $1,129	—	—	—	—	—	—	—	—	(2)	(2)

Comprehensive loss										687
Stock based compensation expense	—	—	—	—	11	—	—	—	—	11
Reclassification adjustment of treasury stock	—	—	—	—	5	—	—	14	—	19

Balance—March 31, 2006	2,230	$2,230	90	$90	$7,455	$20,818	(231)	$(1,882)	$(780)	$27,931

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In thousands)

	March 31,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$680	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	105
Depreciation	179	248
Amortization and accretion, net	81	178
Provision for deferred income taxes (benefit)	(25)	(15)
Gain on sale of assets and investments	(26)	(71)
Stock based compensation expense	11	—
Change in other assets	109	(24)
Change in accrued expenses and other liabilities	(207)	(312)
Net cash provided by operating activities	832	569

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	102	84
Proceeds from sales and maturities of investment securities available for sale	3,421	6,426
Purchases of investment securities available for sale	(7,403)	—
Net change in other investments	460	649
Net change in loans receivable	(719)	(539)
Net proceeds from the sale of foreclosed properties	394	1,053
Purchases of premises and equipment, net	(108)	(20)
Net change in interest bearing deposits with banks	(800)	(2,972)
Net change in certificates of deposit	(100)	100
Net cash provided (used) by investing activities	(4,753)	4,781

FINANCING ACTIVITIES:
Net change in deposits	13,472	10,969
Sale of treasury stock activity	—	48
Net change in advances from Federal Home Loan Bank	(8,100)	(15,250)
Decrease in federal funds sold	—	—
Net cash provided by (used in) financing activities	5,372	(4,233)
Net change in cash and cash equivalents	1,451	1,117
Cash and and cash equivalents, beginning of period	11,289	10,875
Cash and and cash equivalents at end of period	$12,740	$11,992
Supplemental disclosures of cash paid during the period for:
Interest	$1,770	$1,101
Income taxes	$95,000	$—
Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes
	$7	$(562)

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through seven full-service branches in metropolitan Atlanta, Georgia, one full-service branch in Columbus, Georgia, one full-service branches in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities. However, in accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2006 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2006 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has followed those policies in preparing this report. Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.  STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	For the three months ended March 31,
	2006	2005

Net income as reported	$680	$460
Add: stock-based compensation expense included in reported net income, net of tax	6	—
Less: total stock-based compensation expense determined under fair value method for all awards, net of tax	(6)	(4)

Pro forma net income	$680	$456

Earnings per share:
Basic -as reported	$0.33	$0.22
Basic—pro forma	$0.33	$0.22

Diluted—as reported	$0.32	$0.22
Diluted—pro forma	$0.32	$0.22

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

The following table presents information about the Company’s intangible assets at (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,296	$2,836	$2,195

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended March 31, 2006	For the 3 months ended March 31, 2005

Aggregate amortization expense of core deposit intangibles:	$101	$101

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2006	$405
2007	$112
2008	$53
2009	$53
2010	$18

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities. The following table shows our comprehensive income for the three month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005

Net Income	$680	$460

Other comprehensive income (loss)	7	(562)

Comprehensive income	$687	$(102)

5.                     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three months ended March 31, 2006 and 2005 (in thousands, except per share data):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months ended March 31, 2006

Basic earnings per share	$680	2,089	$0.33
Effect of dilutive securities: options to purchase common shares	—	11	(0.01)

Diluted earnings per share	$680	2,100	$0.32

Three Months ended March 31, 2005

Basic earnings per share	$460	2,081	$0.22
Effect of dilutive securities: options to purchase common shares	—	12	$—

Diluted earnings per share	$460	2,093	$0.22

RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank is a member of the Federal Reserve System and operates under a state charter. The Company serves its customers through 10 full-service branches in Georgia and Alabama. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities. However, in accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

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

The following discussion is of the Company’s financial condition as of March 31, 2006 and the changes in the financial condition and results of operations for the three month periods ended March 31, 2006 and 2005.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2006 or 2005.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at March 31, 2006 were $334,444,000, an increase of $5,863,000 or 2% compared to $328,581,000 at December 31, 2005. This increase is attributed to a $4,847,000 net increase in earning assets during the first quarter of 2006 funded by a $13,472,000 increase in total deposits.

At March 31, 2006, the Company maintained a balance of cash and due from banks of $12,740,000 representing an increase of $1,451,000 from December 31, 2005.

During the first quarter of 2006, total earning assets increased $4,847,000. Interest bearing deposits with banks increased $800,000 to $1,198,000 and investment in certificates of deposits increased by $100,000 during the first quarter of 2006. Investment securities classified as available for sale increased $3,930,000 and was partially offset by a $106,000 decrease in investment securities held to maturity. The increase is due to the Company taking advantage of the continuing rise in interest rates to increase the average yield and duration of its investment portfolio. Other investments, which consist of the Company’s investment in the stock of the Federal Reserve Bank and the Federal Home Loan Bank (FHLB), decreased by $460,000 and fluctuate daily due to the amount of advances outstanding at the FHLB. Total production of new loans was $18,071,000 in the first quarter of 2006, resulting in an increase of $583,000 in loans receivable, net for the period.

Total liabilities increased $5,146,000 to $306,513,000 at March 31, 2006 compared to $301,367,000 at December 31, 2005. This increase is primarily due to a $13,472,000 increase in total deposits. Advances from Federal Home Loan Bank, another significant component of total liabilities, decreased $8,100,000 to $29,600,000 at March 31, 2006. The Company used the excess liquidity generated from its deposit growth to reduce its outstanding borrowings with the FHLB to reduce the yield its pays on interest-bearing liabilities.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, mortgage backed bonds, as well as certain equity securities. At March 31, 2006 and December 31, 2005, the Company’s investment securities portfolio represented approximately 24% of total assets.

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$7,914	$—	$162	$7,752
State, county, and municipal securities	16,310	152	91	$16,371
Mortgage-backed securities	45,601	7	1,198	$44,410
Equity securities (1)	1,054	113	4	1,163
Totals	$70,879	$272	$1,455	$69,696

At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$7,937	$2	$153	$7,786
State, county, and municipal securities	14,266	159	124	14,301
Mortgage-backed securities	43,703	11	1,103	42,611
Equity securities (1)	1,054	24	10	1,068
Totals	$66,960	$196	$1,390	$65,766

(1) The equity securities represent agency dividends received deduction (DRD) preferred stock issued by Fannie Mae Corporation (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). These securities are callable at par and reprice every two years. The interest earned on these equity securities is 70 percent tax free.

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$78	$2,922
State, county, and municipal securities	5,213	77	2	5,288
Mortgage-backed securities	1,092	1	45	1,048

Totals	$9,305	$78	$125	$9,258

At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$75	$2,925
State, county, and municipal securities	5,212	75	3	5,284
Mortgage-backed securities	1,199	3	42	1,160

Totals	$9,411	$78	$120	$9,369

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost. The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At March 31, 2006, the Company had several debt securities that have been in an unrealized loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		March 31, 2006	December 31, 2005

Commercial, financial, and agricultural		$12,606	$12,647
Installment		10,258	10,132
Real estate - mortgage		171,492	175,739
Real estate - construction		23,420	18,830
Other		2,208	2,164
	Loans receivable	219,984	219,512
Less:	Net deferred loan fees	387	399
	Allowance for loan losses	3,282	3,327
	Discount on loans acquired	87	141

	Loans receivable, net	$216,228	$215,645

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

Nonperforming assets decreased by $657,000 to $4,056,000 at March 31, 2006 from $4,713,000 at December 31, 2005. Nonperforming assets represents 1.85% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at March 31, 2006 as compared to 2.15% at December 31, 2005. At March 31, 2006, $1,869,000 of the $4,056,000 nonperforming assets was guaranteed by the U.S. Government through the Small Business Administration Program.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$3,763	$4,143
Past-due loans of 90 days or more	—	—
Nonperforming loans	3,763	4,143

Real estate acquired through foreclosure	293	570
Total nonperforming assets	$4,056	$4,713

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	1.71%	1.89%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	1.85%	2.15%

Nonperforming assets to total assets	1.21%	1.43%

Allowance for loan losses to nonperforming loans	87.22%	80.29%

Allowance for loan losses to nonperforming assets	80.91%	70.59%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. For the three month period ended March 31, 2006 provisions for loan losses totaled $30,000 compared to $105,000 for the same period in 2005, representing 71 percent decrease over the previous year. The decrease is attributed to the continuing improvement in the credit quality of the Company’s loan portfolio.

The allowance for loan losses at March 31, 2006 was approximately $3,282,000, representing 1.50% of total loans, net of unearned income and discounts compared to approximately $3,327,000 at December 31, 2005, which also represented 1.52% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores. The Company’s outstanding church loans were approximately $37.6 million at March 31, 2006 and at December 31, 2005, respectively. The Company’s loans to area convenience stores were approximately $17.8 million at March 31, 2006 and $20.9 million at December 31, 2005. Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month periods ended March 31, 2006 and 2005 (amount in thousands, except financial ratios):

	2006	2005

Loans, net of unearned income and discounts	$219,510	$211,105

Average loans, net of unearned income, discounts and the allowance for loan losses
	$215,988	$212,062

Allowance for loan losses at the beginning of period	$3,327	$3,183

Loans charged-off:
Commercial, financial, and agricultural	—	36
Real estate - loans	91	3
Installment loans to individuals	21	27
Total loans charged-off	112	66

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	11	76
Real estate - loans	10	43
Installment loans to individuals	16	19
Total loans recovered	37	138

Net loans charged-off (recovered)	75	(72)

Additions to allowance for loan losses charged to operating expense	30	105

Allowance for loan losses at period end	$3,282	$3,360

Ratio of net loans charged-off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.03%	(0.03)%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.50%	1.59%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at March 31, 2006 increased by 5% or $13,472,000 to $268,141,000 from December 31, 2005. Noninterest-bearing deposits increased by $5,178,000 or 9%, and interest-bearing deposits increased by $8,294,000 or 4%. The increase in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs. In addition, the Company implemented a new sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	March 31, 2006	December 31, 2005

NOW and money market accounts	$54,341	$49,889
Savings accounts	39,592	41,013
Time deposits of $100,000 or more	51,106	46,722
Other time deposits	57,837	56,958

	$202,876	$194,582

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings. The Bank had outstanding advances from the FHLB of $29,600,000 at March 31, 2006 and $37,700,000 at December 31, 2005. The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	March 31, 2006		December 31, 2005

July 2006	Daily	Variable	5.09%	$19,600,000	4.44%	$27,700,000
April 2010	Quarterly	Fixed	5.82%	10,000,000	5.82%	10,000,000

Total Principal Outstanding				$29,600,000		$37,700,000

Weighted Average Rate at Period End			5.34%		4.81%

The Company had an unsecured note payable of approximately $440,000 at March 31, 2006 and December 31, 2005. The note bears interest at a rate of 7.25% (the lender’s prime rate minus 50 basis points).

During 2002, the Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported in our consolidated balance sheet as Junior Subordinated Debentures. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007. The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. At March 31, 2006, the interest rate on the junior subordinated debenture was 8.41%.

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

Net interest income decreased $71,000 or 2% for the three month period ended March 31, 2006 as compared with the same period of the previous year. The decrease in net interest income is primarily due to the increase in total interest expense resulting from rising interest rates. For the three month period ending March 31, 2006, total interest expense was $1,679,000, an increase of $515,000 compared to the same period in 2005. For the first quarter of 2006, total interest income increased $444,000 compared to the first quarter of 2005.

Provision for loan losses

For the first quarter of 2006, the provision for loan losses was $30,000 compared to $105,000 for the same period in 2005, representing a decline of 71 percent. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. The allowance for loan losses was $3,282,000 in the first quarter of 2006, compared to $3,327,000 at December 31, 2005. At March 31, 2006, the allowance for loan losses was 81 percent of the nonperforming assets compared to 71 percent at December 31, 2005. At March 31, 2006, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,296,000 for the three month period ended March 31, 2006, an increase of $40,000 or 3% compared with the same period ended March 31, 2005. This increase is attributed to a $79,000 and $56,000 increase in other noninterest income and gains on sales of assets, respectively, partially offset by a $52,000 decrease in deposit and service fee income, and a $43,000 decrease in gains on the sale of securities.

Noninterest expense:

Noninterest expense totaled $3,935,000 for the three month period ended March 31, 2006, a decrease of $234,000 or 6% compared to the same period last year. The decrease is due to the Company strategy started last year to reduce overhead cost and improve the efficiency throughout its branch network.

Last year, the Company consolidated and closed two branches, and reduced its average full-time employee base. During the first quarter of 2006, the Company had an average of 145 full-time employees compared to an average of 161 full-time employees during the same period last year. For the first quarter of 2006, salaries and employee benefits decreased $120,000, occupancy and equipment expenses decreased $50,000 and other operating expenses decreased $64,000 compared to the same period last year.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at March 31, 2006. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2006.

	Cumulative amounts as of March 31, 2006 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)

Interest-sensitive assets:
Investments	$1,657	$1,155	$47,493	$28,696	$79,001
Certificates of deposit	100	100		—	200
Loans	84,261	10,885	71,790	53,048	219,984
Interest-bearing deposits with other banks	1,198	—	—	—	1,198
Total interest-sensitive assets	$87,216	$12,140	$119,283	$81,744	$300,383

Interest-sensitive liabilities:
Deposits (a)	$110,389	$87,734	$4,753	$0	$202,876
Notes payable	440	—	—	—	440
Junior subordinated debentures	—	—	5,155	—	5,155
Other borrowings	19,600	—	—	10,000	29,600
Total interest-sensitive liabilities	$130,429	$87,734	$9,908	$10,000	$238,071

Interest-sensitivity gap	$(43,213)	$(75,594)	$109,375	$71,744	$62,312

Cumulative interest-sensitivity gap to total interest-sensitive assets	(14.39)%	(39.55)%	(3.14)%	20.74%	20.74%

(a) Savings, Now, and money market deposits totaling  $93,932 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. As of March 31, 2006, this amount was approximately $1,374,000. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

CAPITAL RESOURCES

Stockholders’ equity increased $716,000 for the three months ended March 31, 2006, primarily due to earnings. Retained earnings increased by net income of $680,000 to $20,818,000 during the first three months of 2006.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of March 31, 2006, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16%, 14% and 10% respectively, compared with 15%, 14% and 10% respectively, at December 31, 2005. As of March 31, 2006, the Company met all capital adequacy requirements to which it is subject.

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

Quantitative information about the Company’s market risk at March 31, 2006 is as follows (in thousands):

	2006
	Carrying Value	Estimated Fair Value	Down 100 bp	Up 100 bp

Financial assets:
Interest-bearing deposits with banks	$1,198	$1,198	—%	—%
Certificates of deposit	200	200	—	—
Investment securities	79,001	78,954	2.83	(3.30)
Loans receivable	219,984	211,977	1.58	(1.52)

Financial liabilities:
Interest-bearing deposits	202,876	192,722	1.36	(1.21)
Notes payable	440	440	—	—
Junior subordinated debentures	5,155	5,160	—	—
Advances from Federal Home Loan Bank	29,600	29,816	1.31	(0.78)

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

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13g-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and

Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not aware of any material pending legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CITIZENS BANCSHARES CORPORATION

Date: May 12, 2006	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: May 12, 2006	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and
Chief Financial Officer