Form 10-Q
period 2006-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2006-08-14
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,995,366 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on August 9, 2006.

PART 1.                FINANCIAL INFORMATION

ITEM 1.                  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2006 AND DECEMBER 31, 2005

(In thousands, except share data)

	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$8,243	$11,289
Interest-bearing deposits with banks	1,260	398
Certificates of deposit	100	100
Investment securities available for sale, at fair value	67,129	65,766
Investment securities held to maturity, at cost	8,868	9,411
Other investments	2,312	2,835
Loans receivable, net	219,668	215,645
Premises and equipment, net	7,446	7,625
Cash surrender value of life insurance	9,159	9,105
Foreclosed real estate, net	339	570
Other assets	6,039	5,837

Total assets	$330,563	$328,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$63,802	$60,087
Interest-bearing deposits	204,121	194,582

Total deposits	267,923	254,669

Accrued expenses and other liabilities	3,294	3,403
Notes payable	340	440
Junior subordinated debentures	5,155	5,155
Advances from Federal Home Loan Bank	26,201	37,700

Total liabilities	302,913	301,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,467	7,439
Retained earnings	21,243	20,138
Treasury stock at cost, 234,699 and 231,313 shares at June 30, 2006 and December 31, 2005, respectively	(1,913)	(1,896)
Accumulated other comprehensive loss, net of income taxes	(1,467)	(787)

Total stockholders’ equity	27,650	27,214

	$330,563	$328,581

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Interest income:
Loans, including fees	$4,622	$4,097	$8,978	$8,030
Investment securities:
Taxable	638	579	1,259	1,197
Tax-exempt	226	195	441	394
Interest-bearing deposits	12	86	24	96

Total interest income	5,498	4,957	10,702	9,717

Interest expense:
Deposits	1,396	950	2,636	1,795
Other borrowings	398	280	837	599
Total interest expense	1,794	1,230	3,473	2,394

Net interest income	3,704	3,727	7,229	7,323

Provision for loan losses	—	63	30	167

Net interest income after provision for loan losses	3,704	3,664	7,199	7,156

Noninterest income:
Service charges on deposits	760	852	1,535	1,679
Impairment loss on equity securities	—	(346)	—	(346)
Gain on sales of securities	123	—	126	46
Gain (loss) on sales of assets	(7)	9	23	(17)
Other operating income	452	704	939	1,112

Total noninterest income	1,328	1,219	2,623	2,474

Noninterest expense:
Salaries and employee benefits	2,001	2,034	4,001	4,153
Net occupancy and equipment	555	669	1,169	1,333
Other operating expenses	1,485	1,586	2,806	2,972

Total noninterest expense	4,041	4,289	7,976	8,458

Income before income taxes	991	594	1,846	1,172

Income tax expense	211	123	386	241

Net income	$780	$471	$1,460	$931

Net income per share - basic	$0.37	$0.23	$0.70	$0.45

Net income per share - diluted	$0.37	$0.22	$0.69	$0.44

Weighted average outstanding shares - basic	2,089	2,087	2,089	2,084

Weighted average outstanding shares - diluted	2,103	2,099	2,101	2,096
Dividends per common share	$0.17	$0.15	$0.17	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited - In thousands, except parenthetical footnotes)

									Accumulated
			Nonvoting		Additional				Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance—December 31, 2004	2,230	$2,230	90	$90	$7,442	$18,108	(241)	$(1,955)	$(34)	$25,881

Net income	—	—	—	—	—	931	—	—	—	931
Unrealized holding losses on investment securities available for sale—net of taxes of $10,780	—	—	—	—	—	—	—	—	21	21
Less reclassification adjustment for holding gains included in net income—net of taxes of $15,541	—	—	—	—	—	—	—	—	(30)	(30)

Comprehensive loss	—	—	—	—	—	—	—	—	—	922
Sale of treasury stock	—	—	—	—	(3)	—	8	59	—	56
Dividends declared	—	—	—	—	—	(313)	—	—	—	(313)

Balance—June 30, 2005	2,230	$2,230	90	$90	$7,439	$18,726	(233)	$(1,896)	$(43)	$26,546

Balance—December 31, 2005	2,230	$2,230	90	$90	$7,439	$20,138	(231)	$(1,896)	$(787)	$27,214

Net income	—	—	—	—	—	1,460	—	—	—	1,460
Unrealized holding losses on investment securities available for sale—net of taxes of $306,998	—	—	—	—	—	—	—	—	(596)	(596)
Less reclassification adjustment for holding gains included in net income—net of taxes of $42,017	—	—	—	—	—	—	—	—	(84)	(84)

Comprehensive loss										780
Purchase of treasury stock	—	—	—	—	1	—	(4)	(31)	—	(30)
Stock based compensation expense	—	—	—	—	22	—	—	—	—	22
Reclassification adjustment of treasury stock	—	—	—	—	5	—	—	14	—	19
Dividends declared	—	—	—	—	—	(355)	—	—	—	(355)

Balance—June 30, 2006	2,230	$2,230	90	$90	$7,467	$21,243	(235)	$(1,913)	$(1,467)	$27,650

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In thousands)

	June 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,460	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	167
Depreciation	333	483
Amortization and accretion, net	239	381
Provision for deferred income taxes (benefit)	(42)	(34)
Gain on sale of assets and investments	(149)	(29)
Write-down of equity securities	—	346
Stock based compensation expense	22	—
Change in other assets	191	326
Change in accrued expenses and other liabilities	(131)	(322)

Net cash provided by operating activities	1,953	2,249

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	537	174
Proceeds from sales and maturities of investment securities available for sale	8,181	9,866
Purchases of investment securities available for sale	(10,577)	—
Net change in other investments	523	48
Net change in loans receivable	(4,467)	292
Premiums paid on life insurance policy	(54)	(70)
Net proceeds from the sale of foreclosed properties	556	1,134
Purchases of premises and equipment, net	(147)	(78)
Net change in interest bearing deposits with banks	(862)	(8,243)
Net change in certificates of deposit	—	700

Net cash provided (used) by investing activities	(6,310)	3,823

FINANCING ACTIVITIES:
Net change in deposits	13,254	212
Sale (purchase) of treasury stock activity	(16)	59
Net change in additional paid-in-capital	27	(3)
Principal payments on debt	(100)	(100)
Net change in advances from Federal Home Loan Bank	(11,499)	250
Dividends paid	(355)	(313)

Net cash provided by financing activities	1,311	105

Net change in cash and cash equivalents	(3,046)	6,177

Cash and and cash equivalents, beginning of period	11,289	10,875

Cash and and cash equivalents at end of period	$8,243	$17,052

Supplemental disclosures of cash paid during the period for:
Interest	$3,358	$2,379

Income taxes	$379	$186

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$(679)	$(9)

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank operates under a state charter and serves its customers through seven full-service financial centers in metropolitan Atlanta, Georgia, one full-service financial center in Columbus, Georgia, one full-service financial center in Birmingham, Alabama, and one full-service financial center in Eutaw, Alabama.  The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities.  However, in accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, changes in stockholders’ equity and cash flows for the six month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	For the six months ended June 30,
	2006	2005

Net income as reported	$1,460	$931
Add: stock-based compensation expense included in reported net income, net of tax	17	—
Less: total stock-based compensation expense determined under fair value method for all awards, net of tax	(17)	(12)

Pro forma net income	$1,460	$919

Earnings per share:
Basic—as reported	$0.70	$0.45
Basic—pro forma	$0.70	$0.44

Diluted—as reported	$0.69	$0.44
Diluted—pro forma	$0.69	$0.44

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

The following table presents information about the Company’s intangible assets at (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,397	$2,836	$2,195

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended June 30, 2006	For the 6 months ended June 30, 2006	For the 3 months ended June 30, 2005	For the 6 months ended June 30, 2005

Aggregate amortization expense of core deposit intangibles:	$101	$202	$101	$202

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2006	$405
2007	$112
2008	$53
2009	$53
2010	$18

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Income	$780	$471	$1,460	$931

Other comprehensive income (loss)	(673)	553	(680)	(9)

Comprehensive income	$107	$1,024	$780	$922

5.       STOCK OPTIONS

2005 Option—On April 25, 2005, the Company granted its president and certain officers options to purchase 21,000 shares of common stock of the Company at an exercise price of $13.41 per share (the “2005 Option”), as compared to trades of stock at $13.00 per share on the date of grant.  The 2005 Option vests at a rate of 33.3% per year, commencing on April 24, 2006. The option’s term is ten years from the date of grant, and at June 30, 2006, 14,500 options to purchase shares under the 2005 Option remained outstanding.

The fair value of the 2005 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.36%; expected volatility of 39%; risk free interest rate of 4.26% and an expected life of six years. The fair value of the 2005 Option grant was approximately $62,000.

2006 Option—On May 1, 2006, the Company granted its president and certain officers options to purchase 16,000 shares of common stock of the Company at an exercise price of $11.45 per share (the “2006 Option”), as compared to trades of stock at $11.40 per share on the date of grant.  The 2006 Option vests at a rate of 33.3% per year, commencing on May 1, 2007. The option’s term is ten years from the date of grant, and at June 30, 2006, 16,000 options to purchase shares under the 2006 Option remained outstanding.

The fair value of the 2006 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.48%; expected volatility of 32%; risk free interest rate of 5.14% and an expected life of six years. The fair value of the 2006 Option grant was approximately $38,000.

A summary of the status of the Company’s stock options for the three and six months ended June 30, 2006 is presented below:

	For the 3 months ended June 30, 2006			For the 6 months ended June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding—beginning of period	58,176	$10.92	8.99 years	60,176	$10.92	8.99 years
Granted	16,000	11.45		16,000	11.45
Expired/Terminated	(1,000)	13.41		(3,000)	13.41
Outstanding—end of period	73,176	$10.93	6.92 years	73,176	$10.93	6.92 years
Options exercisable at year-end	52,299	$9.76		52,299	$9.76

6.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months ended June 30, 2006
Basic earnings per share	$780	2,089	$0.37
Effect of dilutive securities: options to purchase common shares	—	14	—
Diluted earnings per share	$780	2,103	$0.37
Three Months ended June 30, 2005
Basic earnings per share	$471	2,087	$0.23
Effect of dilutive securities: options to purchase common shares	—	12	(0.01)
Diluted earnings per share	$471	2,099	$0.22
Six Months ended June 30, 2006
Basic earnings per share	$1,460	2,089	$0.70
Effect of dilutive securities: options to purchase common shares	—	12	(0.01)
Diluted earnings per share	$1,460	2,101	$0.69
Six Months ended June 30, 2005
Basic earnings per share	$931	2,084	$0.45
Effect of dilutive securities: options to purchase common shares	—	12	(0.01)
Diluted earnings per share	$931	2,096	$0.44

RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank is a member of the Federal Reserve System and operates under a state charter.  The Company serves its customers through 10 full-service financial centers in Georgia and Alabama.  The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities. However, in accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

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

The following discussion is of the Company’s financial condition as of June 30, 2006 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2006 and 2005.

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

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at June 30, 2006 were $331 million compared to $329 million at December 31, 2005. During the first half of 2006, total earning assets increased by $5,182,000. Interest bearing deposits with banks increased $862,000 to $1,260,000 and investment securities classified as available for sale increased by $1,363,000, partially offset by a $543,000 decrease in investment securities held to maturity. Other investments, which consist of the Company’s investment in the stock of the Federal Reserve Bank and the Federal Home Loan Bank (FHLB),

decreased by $523,000 and fluctuate daily due to the amount of advances outstanding at the FHLB. Total production of new loans was $31,697,000 in the first half of 2006, resulting in an increase of $4,023,000 in loans receivable, net for the period. These increases are due to the Company taking advantage of the continuing rise in interest rates to increase the average yield and duration of its earning assets.

Total liabilities increased $2 million to $303 million at June 30, 2006 compared to $301 million at December 31, 2005. This increase is primarily due to a $13,254,000 increase in total deposits, partially offset by an $11,499,000 decrease in advances from the FHLB. The Company used the excess liquidity generated by its deposit growth to reduce its outstanding borrowings with the FHLB, thereby reducing the yield paid on its interest-bearing liabilities.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, mortgage backed bonds, as well as certain equity securities.  At June 30, 2006 and December 31, 2005, the Company’s investment securities portfolio represented approximately 24% of total assets.

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$6,937	$—	$243	$6,694
State, county, and municipal securities	16,841	101	257	$16,685
Mortgage-backed securities	45,573	21	1,844	$43,750
Totals	$69,351	$122	$2,344	$67,129

At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$7,937	$2	$153	$7,786
State, county, and municipal securities	14,266	159	124	14,301
Mortgage-backed securities	43,703	11	1,103	42,611
Equity securities (1)	1,054	24	10	1,068
Totals	$66,960	$196	$1,390	$65,766

(1) The equity securities represent agency dividends received deduction (DRD) preferred stock issued by Fannie Mae Corporation (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  These securities are callable at par and reprice every two years.  The interest earned on these equity securities is 70 percent tax free.

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$132	$2,868
State, county, and municipal securities	4,833	34	7	4,860
Mortgage-backed securities	1,035	—	57	978

Totals	$8,868	$34	$196	$8,706

At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$75	$2,925
State, county, and municipal securities	5,212	75	3	5,284
Mortgage-backed securities	1,199	3	42	1,160

Totals	$9,411	$78	$120	$9,369

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost.  The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At June 30, 2006, the Company had several debt securities that have been in an unrealized loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30,	December 31,
		2006	2005

Commercial, financial, and agricultural		$15,608	$12,647
Installment		10,862	10,132
Real estate - mortgage		168,149	175,739
Real estate - construction		26,523	18,830
Other		2,101	2,164
	Loans receivable	223,243	219,512
Less:	Net deferred loan fees	327	399
	Allowance for loan losses	3,215	3,327
	Discount on loans acquired	33	141

	Loans receivable, net	$219,668	$215,645

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

Nonperforming assets decreased by $696,000 to $4,017,000 at June 30, 2006 from $4,713,000 at December 31, 2005.  Nonperforming assets represents 1.80% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at June 30, 2006 as compared to 2.15% at December 31, 2005.  At June 30, 2006, $1,933,000 of the outstanding balance in nonperforming assets is guaranteed by the U.S. Government through the Small Business Administration Program.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$3,678	$4,143
Past-due loans of 90 days or more	—	—
Nonperforming loans	3,678	4,143

Real estate acquired through foreclosure	339	570
Total nonperforming assets	$4,017	$4,713

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	1.65%	1.89%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	1.80%	2.15%

Nonperforming assets to total assets	1.22%	1.43%

Allowance for loan losses to nonperforming loans	87.40%	80.29%

Allowance for loan losses to nonperforming assets	80.03%	70.58%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the six month period ended June 30, 2006 provisions for loan losses totaled $30,000 compared to $167,000 for the same period in 2005, representing an 82 percent decrease over the previous year.  The reduction in the provision expense is attributed to the continuing improvement in the credit quality of the Company’s loan portfolio.

The allowance for loan losses at June 30, 2006 was approximately $3,215,000, representing 1.44% of total loans, net of unearned income and discounts compared to approximately $3,327,000 at December 31, 2005, which represented 1.52% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $37.6 million at June 30, 2006 and at December 31, 2005, respectively.  The Company’s loans to area convenience stores were approximately $16.4 million at June 30, 2006 and $20.9 million at December 31, 2005.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month periods ended June 30, 2006 and 2005 (amount in thousands, except financial ratios):

	2006	2005

Loans, net of unearned income and discounts	$222,883	$209,813

Average loans, net of unearned income, discounts and the allowance for loan losses	$216,706	$210,561

Allowance for loan losses at the beginning of period	$3,327	$3,183

Loans charged-off:
Commercial, financial, and agricultural	—	40
Real estate - loans	142	33
Installment loans to individuals	121	51
Total loans charged-off	263	124

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	29	102
Real estate - loans	60	56
Installment loans to individuals	32	38
Total loans recovered	121	196

Net loans charged-off (recovered)	142	(72)

Additions to allowance for loan losses charged to operating expense	30	167

Allowance for loan losses at period end	$3,215	$3,422

Ratio of net loans charged-off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.07%	(0.03)%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.44%	1.63%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at June 30, 2006 increased 5% or $13,254,000 to $267,923,000 from December 31, 2005. Noninterest-bearing deposits increased by $3,715,000 or 6%, and interest-bearing deposits increased by $9,539,000 or 5%.  The increase in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  In addition, the Company implemented a new sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	June 30,	December 31,
	2006	2005

NOW and money market accounts	$71,319	$49,889
Savings accounts	38,571	41,013
Time deposits of $100,000 or more	50,965	46,722
Other time deposits	43,266	56,958

	$204,121	$194,582

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $26,201,000 at June 30, 2006 and $37,700,000 at December 31, 2005.   The outstanding advances at the FHLB fluctuate daily depending on the liquidity needs of the Company.  The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	June 30, 2006		December 31, 2005

July 2006	Daily	Variable	5.54%	$16,201,000	4.44%	$27,700,000
April 2010	Quarterly	Fixed	5.82%	10,000,000	5.82%	10,000,000

Total Principal Outstanding				$26,201,000		$37,700,000

Weighted Average Rate at Period End			5.64%		4.81%

The Company has an unsecured note payable of approximately $340,000 at June 30, 2006, reduced from $440,000 at December 31, 2005.  The note bears interest at a rate of 7.50% (the lender’s prime rate minus 50 basis points).

During 2002, the Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported in our consolidated balance sheet as Junior Subordinated Debentures.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007.  The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At June 30, 2006, the interest rate on the junior subordinated debenture was 8.91%.

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

Net interest income decreased $23,000 to $3,704,000 for the second quarter of 2006 from $3,727,000 for the second quarter of 2005.  Compared to the first quarter of 2006, net interest income in the second quarter of 2006 increased $179,000. This increase is due to the Company asset/liability management philosophy in a difficult interest rate environment. In the second quarter of 2006, the Company improved the yield on its earning assets as interest income on loans and investments increased $266,000 and $28,000, respectively, partially offset by an $115,000 increase in total interest expense compared to the first quarter of 2006.

For the six month period ended June 30, 2006, net interest income decreased $94,000 or 1% as compared to the same period of the previous year.  The decrease in net interest income is primarily due to the increase in total interest expense resulting from rising interest rates. For the six month period ending June 30, 2006, total interest expense increased $1,079,000 while total interest income increased $985,000 as compared to the same period in 2005.

Provision for loan losses

The Company improved its credit quality during the first half of 2006. Only $30,000 in provision for loan losses was taken in 2006 resulting in a decrease of $63,000 and $137,000, respectively, in the quarterly and year-to-date comparisons to the previous year. No provision for loan losses was deemed necessary for the second quarter. The reduction in the provision expense is attributed to continued improvement in the credit quality of the Company’s loan portfolio. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  The allowance for loan losses was $3,215,000 in the second quarter of 2006, compared to $3,327,000 at December 31, 2005.  At June 30, 2006, the allowance for loan losses was 80% of the nonperforming assets compared to 71% at December 31, 2005.  At June 30, 2006, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income increased 9% to $1,328,000 for the three month period ended June 30, 2006, an increase of $109,000 compared to the same period ended June 30, 2005. This increase is primarily due to a $123,000 gain on the sale of equity securities in the second quarter of 2006.  The Company incurred a $346,000 impairment loss on the equity securities in the second quarter of 2005, partially offset by a $250,000 reversal of a judgment won on appeal that’s recorded to other non-interest income.   For the six month period ended June 30, 2006, noninterest income increased 6% to $2,623,000, an increase of $149,000 compared to the same period ended June 30, 2005.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense totaled decreased 6% for the second quarter and for the first six months of 2006 compared to the same periods last year.  The decrease is due to the Company’s strategy started last year to reduce overhead cost and improve the efficiency throughout its financial centers network.

Last year, the Company consolidated and closed two branches, and reduced its average full-time employee base. During the second quarter of 2006, the Company had an average of 139 full-time employees compared to an average of 154 full-time employees during the same period last year.  For the second quarter of 2006, salaries and employee benefits decreased $33,000, occupancy and equipment expenses decreased $114,000 and other operating expenses decreased $101,000 compared to the same period last year.

For the first half of 2006, the Company had an average of 142 full-time employees compared to an average of 158 full-time employees during the same period last year.  For the first half of 2006, salaries and employee benefits decreased $152,000, occupancy and equipment expenses decreased $164,000 and other operating expenses decreased $166,000 compared to the same period last year.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at June 30, 2006.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the six month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2006.

	Cumulative amounts as of June 30, 2006
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$484	$1,477	$44,889	$29,147	$75,997
Certificates of deposit	—	100	—	—	100
Loans	82,417	11,567	76,424	52,835	223,243
Interest-bearing deposits with other banks	1,260	—	—	—	1,260
Total interest-sensitive assets	$84,161	$13,144	$121,313	$81,982	$300,600

Interest-sensitive liabilities:
Deposits (a)	$145,403	$42,816	$15,902	$—	$204,121
Notes payable	340	—	—	—	340
Junior subordinated debentures	—	5,155	—	—	5,155
Other borrowings	16,201	—	10,000	—	26,201
Total interest-sensitive liabilities	$161,944	$47,971	$25,902	$0	$235,817

Interest-sensitivity gap	$(77,783)	$(34,827)	$95,411	$81,982	$64,783

Cumulative interest-sensitivity gap to total interest-sensitive assets	(25.88)%	(37.46)%	(5.72)%	21.55%	21.55%

(a) Savings, Now, and money market deposits totaling $109,891are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  As of June 30, 2006, this amount was approximately $1,374,000.  The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

CAPITAL RESOURCES

Stockholders’ equity increased $436,000 for the six months ended June 30, 2006, primarily due to earnings, partially offset by accumulated other comprehensive losses on available for sale securities.  Retained earnings increased by $1,105,000 to $21,243,000 for the six month period due to net earnings of $1,460,000 reduced by dividend payments of $355,000. Accumulated other comprehensive loss, net of taxes increased $680,000 to $1,467,000 during the six month period ending June 30, 2006.  These losses are due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale securities.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of June 30, 2006 and December 31, 2005, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 15%, 14% and 10%, respectively.  As of June 30, 2006, the Company met all capital adequacy requirements to which it is subject.

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

Quantitative information about the Company’s market risk at June 30, 2006 is as follows (in thousands):

	2006
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp

Financial assets:
Interest-bearing deposits with banks	$1,260	$1,260	—%	—%
Certificates of deposit	100	100	—	—
Investment securities	75,997	75,835	2.83	(3.30)
Loans receivable	223,243	215,117	1.58	(1.52)

Financial liabilities:
Interest-bearing deposits	204,121	192,856	1.39	(1.22)
Notes payable	340	340	—	—
Junior subordinated debentures	5,155	5,136	—	—
Advances from Federal Home Loan Bank	26,201	26,030	0.03	(1.74)

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13g-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and

Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders’ Meeting on Wednesday, May 24, 2006, at 10:00 a.m., at the Atlanta Life Insurance Company, Herndon Plaza, 100 Auburn Avenue, N.E., Atlanta, Georgia.  The purpose of the Annual Shareholders’ Meeting was to elect three (3) Class I directors who will serve a three year term expiring at the 2009 annual meeting.  The following table presents the results of the shareholders vote:

Directors	For	Withhold

James E. Young	1,138,548	171,439
Ray Robinson	1,158,426	151,561
H. Jerome Russell	1,158,256	151,731

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

CITIZENS BANCSHARES CORPORATION

Date: August 11, 2006	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: August 11, 2006	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Executive Vice President and
Chief Financial Officer