Form 10-Q
period 2006-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2006-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,997,483 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on October 31, 2006.

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2006 AND DECEMBER 31, 2005

(In thousands, except share data)

	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$8,134	$11,289
Interest-bearing deposits with banks	5,229	398
Certificates of deposit	100	100
Investment securities available for sale, at fair value	69,613	65,766
Investment securities held to maturity, at cost	8,806	9,411
Other investments	2,219	2,835
Loans receivable, net	211,252	215,645
Premises and equipment, net	7,350	7,625
Cash surrender value of life insurance	9,271	9,105
Foreclosed real estate, net	334	570
Other assets	5,861	5,837

Total assets	$328,169	$328,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$63,361	$60,087
Interest-bearing deposits	201,365	194,582

Total deposits	264,726	254,669

Accrued expenses and other liabilities	3,258	3,403
Notes payable	340	440
Junior subordinated debentures	5,155	5,155
Advances from Federal Home Loan Bank	25,651	37,700

Total liabilities	299,130	301,367

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,483	7,439
Retained earnings	21,906	20,138
Treasury stock at cost, 234,442 and 231,313 shares at September 30, 2006 and December 31, 2005, respectively	(1,915)	(1,896)
Accumulated other comprehensive loss, net of income taxes	(755)	(787)

Total stockholders’ equity	29,039	27,214

	$328,169	$328,581

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Interest income:
Loans, including fees	$4,461	$4,227	$13,439	$12,257
Investment securities:
Taxable	673	541	1,932	1,737
Tax-exempt	226	200	667	594
Interest-bearing deposits	14	15	38	112

Total interest income	5,374	4,983	16,076	14,700

Interest expense:
Deposits	1,433	1,004	4,069	2,798
Other borrowings	475	400	1,312	999
Total interest expense	1,908	1,404	5,381	3,797

Net interest income	3,466	3,579	10,695	10,903

Provision for loan losses	—	60	30	228

Net interest income after provision for loan losses	3,466	3,519	10,665	10,675

Noninterest income:
Service charges on deposits	739	881	2,274	2,560
Impairment loss on equity securities	—	—	—	(346)
Gain on sales of securities	—	30	126	75
Gain (loss) on sales of assets	(23)	10	—	(6)
Other operating income	432	406	1,371	1,518

Total noninterest income	1,148	1,327	3,771	3,801

Noninterest expense:
Salaries and employee benefits	1,857	2,056	5,857	6,209
Net occupancy and equipment	568	663	1,738	1,996
Other operating expenses	1,375	1,410	4,181	4,381

Total noninterest expense	3,800	4,129	11,776	12,586

Income before income taxes	814	717	2,660	1,890

Income tax expense	151	37	537	278

Net income	$663	$680	$2,123	$1,612

Net income per share - basic	$0.32	$0.33	$1.02	$0.77

Net income per share - diluted	$0.32	$0.32	$1.02	$0.77

Weighted average outstanding shares - basic	2,085	2,087	2,088	2,085

Weighted average outstanding shares - diluted	2,083	2,098	2,086	2,097
Dividends per common share	$—	$—	$0.17	$0.15

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited - In thousands, except parenthetical footnotes)

									Accumulated
			Nonvoting		Additional				Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2004	2,230	$2,230	90	$90	$7,442	$18,108	(241)	$(1,955)	$(34)	$25,881

Net income	—	—	—	—	—	1,612	—	—	—	1,612
Unrealized holding losses on investment securities available for sale—net of taxes of $10,780	—	—	—	—	—	—	—	—	(529)	(529)
Less reclassification adjustment for holding gains included in net income—net of taxes of $15,541	—	—	—	—	—	—	—	—	179	179

Comprehensive loss	—	—	—	—	—	—	—	—	—	1,262
Sale of treasury stock	—	—	—	—	(3)	—	8	59	—	56
Dividends declared	—	—	—	—	—	(313)	—	—	—	(313)

Balance—September 30, 2005	2,230	$2,230	90	$90	$7,439	$19,407	(233)	$(1,896)	$(384)	$26,886

Balance—December 31, 2005	2,230	$2,230	90	$90	$7,439	$20,138	(231)	$(1,896)	$(787)	$27,214

Net income	—	—	—	—	—	2,123	—	—	—	2,123
Unrealized holding losses on investment securities available for sale—net of taxes of $59,592	—	—	—	—	—	—	—	—	116	116
Less reclassification adjustment for holding gains included in net income—net of taxes of $42,017	—	—	—	—	—	—	—	—	(84)	(84)

Comprehensive loss										2,155
Purchase of treasury stock	—	—	—	—	2	—	(3)	(33)	—	(31)
Stock based compensation expense	—	—	—	—	36	—	—	—	—	36
Reclassification adjustment of treasury stock	—	—	—	—	6	—	—	14	—	20
Dividends declared	—	—	—	—	—	(355)	—	—	—	(355)

Balance—September 30, 2006	2,230	$2,230	90	$90	$7,483	$21,906	(234)	$(1,915)	$(755)	$29,039

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In thousands)

	September 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$2,123	$1,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	228
Depreciation	487	711
Amortization and accretion, net	296	761
Provision for deferred income taxes (benefit)	204	(172)
Gain on sale of assets and investments	(126)	(69)
Write-down of equity securities	—	346
Stock based compensation expense	36	—
Change in other assets	(494)	529
Change in accrued expenses and other liabilities	(186)	(38)
Net cash provided by operating activities	2,370	3,908

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	598	294
Proceeds from sales and maturities of investment securities available for sale	10,875	14,643
Purchases of investment securities available for sale	(14,717)	(6,889)
Net change in other investments	616	466
Net change in loans receivable	3,714	(2,703)
Net proceeds (premiums paid) on life insurance policy	84	(70)
Net proceeds from the sale of foreclosed properties	762	1,251
Purchases of premises and equipment, net	(204)	(107)
Net change in interest bearing deposits with banks	(4,831)	(580)
Net change in certificates of deposit	—	700
Net cash provided by (used in) investing activities	(3,103)	7,005

FINANCING ACTIVITIES:
Net change in deposits	10,057	984
Sale (purchase) of treasury stock activity	(19)	59
Net change in additional paid-in-capital	44	(2)
Principal payments on debt	(100)	(100)
Net change in advances from Federal Home Loan Bank	(12,049)	(9,050)
Dividends paid	(355)	(313)
Net cash used in financing activities	(2,422)	(8,422)
Net change in cash and cash equivalents	(3,155)	2,491
Cash and and cash equivalents, beginning of period	11,289	10,875
Cash and and cash equivalents at end of period	$8,134	$13,366

Supplemental disclosures of cash paid during the period for:
Interest	$5,429	$3,738
Income taxes	$677	$186

Supplemental disclosures of noncash transactions:
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$32	$(350)

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2006 and 2005 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, changes in stockholders’ equity and cash flows for the nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”.  EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Net income as reported	$663	$680	$2,123	$1,612
Add: stock-based compensation expense included in reported net income, net of tax	8	—	25	—
Less: total stock-based compensation expense determined under fair value method for all awards, net of tax	(8)	(6)	(25)	(18)

Pro forma net income	$663	$674	$2,123	$1,594

Earnings per share:
Basic—as reported	$0.32	$0.33	$1.02	$0.77
Basic—pro forma	$0.32	$0.32	$1.02	$0.76

Diluted—as reported	$0.32	$0.32	$1.02	$0.77
Diluted—pro forma	$0.32	$0.32	$1.02	$0.76

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

The following table presents information about the Company’s intangible assets at (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset: Goodwill	$362	$—	$362	$—

Amortized intangible assets: Core deposit intangibles	$2,836	$2,498	$2,836	$2,195

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended September 30, 2006	For the 9 months ended September 30, 2006	For the 3 months ended September 30, 2005	For the 9 months ended September 30, 2005

Aggregate amortization expense of core deposit intangibles:	$101	$303	$101	$303

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2006	$404
2007	$112
2008	$53
2009	$53
2010	$19

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Income	$663	$680	$2,123	$1,612

Other comprehensive income (loss)	712	(341)	32	(350)

Comprehensive income	$1,375	$339	$2,155	$1,262

5.                      STOCK OPTIONS

2005 Option—On April 25, 2005, the Company granted its president and certain officers options to purchase 21,000 shares of common stock of the Company at an exercise price of $13.41 per share (the “2005 Option”), as compared to trades of stock at $13.00 per share on the date of grant.  The 2005 Option vests at a rate of 33.3% per year, commencing on April 24, 2006. The option’s term is ten years from the date of grant, and at September 30, 2006, 14,500 options to purchase shares under the 2005 Option remained outstanding.

The fair value of the 2005 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.36%; expected volatility of 39%; risk free interest rate of 4.26% and an expected life of six years. The fair value of the 2005 Option grant was approximately $62,000.

2006 Option—On May 1, 2006, the Company granted its president and certain officers options to purchase 16,000 shares of common stock of the Company at an exercise price of $11.45 per share (the “2006 Option”), as compared to trades of stock at $11.40 per share on the date of grant.  The 2006 Option vests at a rate of 33.3% per year, commencing on May 1, 2007. The option’s term is ten years from the date of grant, and at September 30, 2006, 16,000 options to purchase shares under the 2006 Option remained outstanding.

The fair value of the 2006 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.48%; expected volatility of 32%; risk free interest rate of 5.14% and an expected life of six years. The fair value of the 2006 Option grant was approximately $38,000.

A summary of the status of the Company’s stock options for the three and nine months ended September 30, 2006 is presented below:

	For the 3 months ended			For the 9 months ended
	September 30, 2006			September 30, 2006
		Weighted	Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
	Shares	Price	Life	Shares	Price	Life

Outstanding—beginning of period	73,176	$10.93	6.92 years	60,176	$10.92	8.99 years

Granted	—	—		16,000	11.45

Expired/Terminated	—	—		(3,000)	13.41

Outstanding—end of period	73,176	$10.93	6.92 years	73,176	$10.93	6.92 years

Options exercisable at year-end	52,299	$9.76		52,299	$9.76

6.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2006

Basic earnings per share	$663	2,085	$0.32
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$663	2,085	$0.32

Three Months ended September 30, 2005

Basic earnings per share	$680	2,087	$0.33
Effect of dilutive securities: options to purchase common shares	—	11	(0.01)

Diluted earnings per share	$680	2,098	$0.32

Nine Months ended September 30, 2006

Basic earnings per share	$2,123	2,088	$1.02
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$2,123	2,088	$1.02

Nine Months ended September 30, 2005

Basic earnings per share	$1,612	2,085	$0.77
Effect of dilutive securities: options to purchase common shares	—	12	—

Diluted earnings per share	$1,612	2,097	$0.77

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

The following discussion is of the Company’s financial condition as of September 30, 2006 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2006 and 2005.

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

FINANCIAL CONDITION

Citizens Bancshares Corporation’s total assets at September 30, 2006 were $328 million compared to $324 million a year ago and are consistent with December 31, 2005.  Compared to December 2005, interest bearing deposits with banks increased by $4,831,000 to $5,229,000 and investment securities classified as available for sale increased by $3,847,000, partially offset by a $605,000 decrease in investment securities held to maturity. Other investments, which consist of the Company’s investment in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta (FHLB),

decreased by $616,000 and fluctuate daily due to the amount of advances outstanding at the FHLB. The increases in interest bearing deposits and investments securities were partially offset by a decrease in loans receivable, net of $4,393,000.  While total production of new loans was $49 million in the first nine months of 2006, the Company experienced an unusually heavy paydown and payoff trend of $21 million in the third quarter of 2006, resulting in a decrease of $4,393,000 in loans receivable, net for the year. Management considers this level of paydown and payoffs to be an isolated incident and is not the norm of the Company’s loan portfolio. Total earning assets for the nine months ending September 30, 2006 increased by $3 million compared to December 31, 2005.

Total liabilities decreased by $2 million to $299 million at September 30, 2006 compared to $301 million at December 31, 2005. This decrease is primarily due to a $12,049,000 decrease in advances from the FHLB, partially offset by a $10,057,000 increase in total deposits. The Company used the excess liquidity generated by its deposit growth to reduce its outstanding borrowings with the FHLB, thereby reducing the yield paid on its interest-bearing liabilities.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, mortgage backed bonds, as well as certain equity securities.  At September 30, 2006 and December 31, 2005, the Company’s investment securities portfolio represented approximately 25% and 24% of total assets, respectively.

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$6,938	$—	$148	$6,790
State, county, and municipal securities	17,152	178	65	$17,265
Mortgage-backed securities	46,666	50	1,158	$45,558
Totals	$70,756	$228	$1,371	$69,613

At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$7,937	$2	$153	$7,786
State, county, and municipal securities	14,266	159	124	14,301
Mortgage-backed securities	43,703	11	1,103	42,611
Equity securities (1)	1,054	24	10	1,068
Totals	$66,960	$196	$1,390	$65,766

(1) The equity securities represent agency dividends received deduction (DRD) preferred stock issued by Fannie Mae Corporation (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  These securities are callable at par and reprice every two years.  The interest earned on these equity securities is 70 percent tax free.

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$77	$2,923
State, county, and municipal securities	4,834	88	1	4,921
Mortgage-backed securities	972	—	46	926

Totals	$8,806	$88	$124	$8,770

At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$3,000	$—	$75	$2,925
State, county, and municipal securities	5,212	75	3	5,284
Mortgage-backed securities	1,199	3	42	1,160

Totals	$9,411	$78	$120	$9,369

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost.  The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At September 30, 2006, the Company had several debt securities that have been in an unrealized loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005

Commercial, financial, and agricultural	$15,177	$12,647
Installment	12,432	10,132
Real estate - mortgage	157,577	175,739
Real estate - construction	27,318	18,830
Other	2,249	2,164
Loans receivable	214,753	219,512
Less: Net deferred loan fees	282	399
Allowance for loan losses	3,219	3,327
Discount on loans acquired	—	141

Loans receivable, net	$211,252	$215,645

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

Nonperforming assets increased by $1.2 million to $5,901,000 at September 30, 2006 from $4,713,000 at December 31, 2005.  At September 30, a convenience store loan in the amount of $1.3 million became 90 days past-due and accordingly, was placed on nonaccrued status. The loan is adequately secured by real estate and 71% of the loan is guaranteed.  In November 2006, the customer made all past due payments needed to remove the loan from nonaccrued status and bring it current.  At September 30, 2006, $3,164,000 of the outstanding balance in nonperforming assets is wholly or partially guaranteed by the U.S. Government through the Small Business Administration Program.

Nonperforming assets represents 2.75% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at September 30, 2006 as compared to 2.15% at December 31, 2005.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$5,569	$4,143
Past-due loans of 90 days or more	—	—
Nonperforming loans	5,569	4,143

Real estate acquired through foreclosure	332	570
Total nonperforming assets	$5,901	$4,713

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	2.60%	1.89%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	2.75%	2.15%

Nonperforming assets to total assets	1.80%	1.43%

Allowance for loan losses to nonperforming loans	57.80%	80.29%

Allowance for loan losses to nonperforming assets	54.55%	70.58%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the nine month period ended September 30, 2006 provisions for loan losses totaled $30,000 compared to $228,000 for the same period in 2005, representing an 87 percent decrease over the previous year.  The reduction in the provision expense is attributed to the continuing improvement in the credit quality of the Company’s loan portfolio.

The allowance for loan losses at September 30, 2006 was approximately $3,219,000, representing 1.50% of total loans, net of unearned income and discounts compared to approximately $3,327,000 at December 31, 2005, which represented 1.52% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $38 million at September 30, 2006 and at December 31, 2005, respectively.  The Company’s loans to area convenience stores were approximately $13 million at September 30, 2006 and $21 million at December 31, 2005.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month periods ended September 30, 2006 and 2005 (amount in thousands, except financial ratios):

	2006	2005

Loans, net of unearned income and discounts	$214,471	$212,436

Average loans, net of unearned income, discounts and the allowance for loan losses	$215,232	$207,284

Allowance for loan losses at the beginning of period	$3,327	$3,183

Loans charged-off:
Commercial, financial, and agricultural	17	40
Real estate - loans	160	55
Installment loans to individuals	162	264
Total loans charged-off	339	359

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	66	119
Real estate - loans	84	70
Installment loans to individuals	51	53
Total loans recovered	201	242

Net loans charged-off (recovered)	138	117

Additions to allowance for loan losses charged to operating expense	30	228

Allowance for loan losses at period end	$3,219	$3,294

Ratio of net loans charged-off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.06%	0.06%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.50%	1.55%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at September 30, 2006 increased 4% or $10,057,000 to $264,726,000 from December 31, 2005. Noninterest-bearing deposits increased by $3,274,000 or 5%, and interest-bearing deposits increased by $6,783,000 or 3%.  The increase in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  In addition, the Company implemented a new sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2006	2005

NOW and money market accounts	$67,281	$49,889
Savings accounts	37,309	41,013
Time deposits of $100,000 or more	55,437	46,722
Other time deposits	41,338	56,958
	$201,365	$194,582

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $25,651,000 at September 30, 2006 and $37,700,000 at December 31, 2005.   The outstanding advances at the FHLB fluctuate daily depending on the liquidity needs of the Company.  The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type		September 30, 2006		December 31, 2005

July 2007	Daily	Variable		5.61%	$15,251,000	4.44%	$27,700,000
April 2010	Quarterly	Fixed		5.82%	10,000,000	5.82%	10,000,000
August 2026		Fixed	(1)	—	400,000		—

Total Principal Outstanding					$25,651,000		$37,700,000

Weighted Average Rate at Period End				5.60%		4.81%

(1)       Represents an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2006 with an interest rate of zero.

The Company has an unsecured note payable of approximately $340,000 at September 30, 2006, reduced from $440,000 at December 31, 2005.  The note bears interest at a rate of 7.75% (the lender’s prime rate minus 50 basis points).

During 2002, the Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported in our consolidated balance sheet as Junior Subordinated Debentures.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on September 26, 2032, or upon earlier redemption as provided in the indentures beginning September 26, 2007.  The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At September 30, 2006, the interest rate on the junior subordinated debenture was 8.82%.

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

Net interest income decreased $113,000 to $3,466,000 for the third quarter of 2006 from $3,579,000 for the third quarter of 2005.  This decrease is due to the Company operating in a difficult interest rate environment of a flat to inverted yield curve throughout the quarter and three more rate hikes this year that have increased the Company’s funding cost.

In the third quarter of 2006, the Company improved the yield on its earning assets as interest income on loans and investments increased $234,000 and $158,000, respectively, partially offset by a $504,000 increase in total interest expense compared to the third quarter of 2005.

For the nine month period ended September 30, 2006, net interest income decreased $208,000 or 2% as compared to the same period of the previous year.  The decrease in net interest income is primarily due to the increase in total interest expense resulting from rising interest rates. For the nine month period ending September 30, 2006, total interest expense increased $1,584,000 while total interest income increased $1,376,000 as compared to the same period in 2005.

Provision for loan losses

The Company improved its credit quality during the first nine months of 2006. Only $30,000 in provision for loan losses was taken in 2006 resulting in a decrease of $60,000 and $198,000, respectively, in the quarterly and year-to-date comparisons to the previous year. No provision for loan losses was deemed necessary for the third quarter.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  The allowance for loan losses was $3,219,000 in the third quarter of 2006, compared to $3,327,000 at December 31, 2005.  At September 30, 2006, the allowance for loan losses was 55% of the nonperforming assets compared to 71% at December 31, 2005.  At September 30, 2006, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income decreased $179,000 or 13% to $1,148,000 for the three month period ended September 30, 2006 compared to the same period ended September 30, 2005.  Overdraft and checking account fees are significant components of service charges on deposit have decreased $74,000 and $66,000, respectively, compared to the same three month period last year.  Overdrafts fees, due to their nature, fluctuates monthly and checking accounts fees are being impacted by the Company’s free checking account products created to compete against similar products in the Company’s target market area.  For the nine month period ended September 30, 2006, noninterest income was consistent with the previous year, decreasing by less than 1% or $30,000.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense decreased 8% for the third quarter and 6% for the first nine months of 2006 compared to the same periods last year.  The decrease is due to the Company’s strategy started last year to reduce overhead cost and improve the efficiency throughout its financial centers network.

Last year, the Company consolidated and closed two branches, and reduced its average full-time employee base. During the third quarter of 2006, the Company had an average of 136 full-time employees compared to an average of 148 full-time employees during the same period last year.  For the third quarter of 2006, salaries and employee benefits decreased $199,000, occupancy and equipment expenses decreased $95,000 and other operating expenses decreased $35,000 compared to the same period last year.

For the nine months ending September 30, 2006, the Company had an average of 140 full-time employees compared to an average of 154 full-time employees during the same period last year.  Also, in 2006 to combat the increased cost of providing healthcare, the Company increased the medical deductibles to its employees, enacted certain preventive care and, consequently, has experienced a reduction in the amount of medical claims filed compared to the same period last year.  As a result of these changes and other expense cost measures, salaries and employee benefits decreased $352,000, occupancy and equipment expenses decreased $258,000 and other operating expenses decreased $200,000 compared to the same period last year.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at September 30, 2006.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2006.

	Cumulative amounts as of September 30, 2006
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$946	$813	$48,067	$28,593	78,419
Certificates of deposit	—	100	—	—	100
Loans	67,766	14,736	78,347	53,904	214,753
Interest-bearing deposits with other banks	5,229	—	—	—	5,229
Total interest-sensitive assets	$73,941	$15,649	$126,414	$82,497	$298,501

Interest-sensitive liabilities:
Deposits (a)	$131,454	$56,014	$13,893	$4	$201,365
Notes payable	—	340	—	—	340
Junior subordinated debentures	—	5,155	—	—	5,155
Other borrowings	—	15,251	10,000	400	25,651
Total interest-sensitive liabilities	$131,454	$76,760	$23,893	$404	$232,511

Interest-sensitivity gap	$(57,513)	$(61,111)	$102,521	$82,093	$65,990

Cumulative interest-sensitivity gap to total interest-sensitive assets	(19.27)%	(39.74)%	(5.39)%	22.11%	22.11%

(a) Savings, Now, and money market deposits totaling $104,590 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  As of September 30, 2006, this amount was approximately $1,374,000.  The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

CAPITAL RESOURCES

Stockholders’ equity increased $1,825,000 for the nine months ended September 30, 2006, primarily due to earnings, partially offset by accumulated other comprehensive losses on available for sale securities.  Retained earnings increased by $1,768,000 to $21,906,000 for the nine month period due to net earnings of $2,123,000 reduced by dividend payments of $355,000. Accumulated other comprehensive loss, net of taxes decreased $32,000 to $755,000 during the nine month period ending September 30, 2006.  These losses are due to the impact of changing economic conditions and changes in market interest rates on the Company’s available for sale securities.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of September 30, 2006, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16%, 15% and 11%, respectively.  As of

September 30, 2006, the Company met all capital adequacy requirements to which it is subject.

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

Quantitative information about the Company’s market risk at September 30, 2006 is as follows (in thousands):

	2006
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp

Financial assets:
Interest-bearing deposits with banks	$5,229	$5,229	—%	—%
Certificates of deposit	100	100	—	—
Investment securities	78,383	78,419	2.73	(3.49)
Loans receivable	211,252	207,985	1.55	(1.54)

Financial liabilities:
Interest-bearing deposits	201,365	189,471	1.08	(1.13)
Notes payable	340	340	—	—
Junior subordinated debentures	5,155	5,112	—	—
Advances from Federal Home Loan Bank	25,651	25,952	2.32	(0.30)

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13g-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be in those reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly affect those internal controls that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

CITIZENS BANCSHARES CORPORATION

Date: November 13, 2006	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: November 13, 2006	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Executive Vice President and
Chief Financial Officer