Form 10-K
period 2006-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2007-04-02
CIK 813640

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

The number of shares outstanding for each of the registrant’s classes of common stock as of March 15, 2007 was: 1,998,910 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $9.95 per share on June 30, 2006, was approximately $12,506,983.

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

(1)    Proxy Statement for Annual Meeting of Shareholders to be held May 23, 2007

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

Investments

As of December 31, 2006, investment securities comprised approximately 24% of the Bank’s assets, with loans (net of loan loss reserves) comprising approximately 65% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, government-sponsored enterprises securities and other taxable securities.

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

Employees

As of December 31, 2006, the Bank had 133 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

•       lending, trust and other banking activities;

•       insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•       providing financial, investment or advisory services;

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

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

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

Prompt Corrective Action.   The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. As of December 31, 2006, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments.   The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

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

Allowance for Loan and Lease Losses.   The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis—Critical Accounting Policies.”

Commercial Real Estate Lending.   The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•       total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•       total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

•       The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•       Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts; and

•       The rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to

100% of Tier 1 Capital. At December 31, 2006, our ratio of total capital to risk-weighted assets was 16% and our ratio of Tier 1 Capital to risk-weighted assets was 15%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, the Company’s leverage ratio was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC has now adopted rules implementing the various provisions of FDIRA.

Among other things, FDIRA changed the Federal deposit insurance system by:

•       raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•       authorizing the FDIC and the National Credit Union Administration to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

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

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

SELECTED STATISTICAL INFORMATION

The following statistical information is provided for the Company for the years ended December 31, 2006, 2005 and 2004. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K. Some of the financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report (amounts in thousands).

		2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Assets:
Interest-earning assets:
Loans, net(a)	$215,002	$18,051	8.40%	$208,681	$16,503	7.91%	$208,824	$15,659	7.50%
Investment securities:
Taxable(b)	58,140	2,609	4.49%	60,388	2,357	3.90%	76,306	2,762	3.62%
Tax-exempt(c)	21,226	1,348	6.35%	18,720	1,214	6.49%	19,234	1,254	6.52%
Interest bearing deposits	1,431	66	4.61%	3,918	124	3.15%	1,559	34	2.18%
Total interest-earning assets	295,799	$22,074	7.46%	291,707	$20,198	6.92%	305,923	$19,709	6.44%
Other non-interest earning assets	31,937			35,517			34,789
Total Assets	$327,736			$327,224			$340,712
Liabilities and stockholders’ equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand and savings	$101,783	$1,918	1.88%	$101,640	$1,279	1.26%	$101,341	$797	0.79%
Time	104,141	3,793	3.64%	103,847	2,697	2.60%	111,349	2,035	1.83%
Other borrowings	26,984	1,629	6.04%	29,706	1,467	4.94%	38,680	1,228	3.17%
Total interest bearing liabilities	$232,908	$7,340	3.15%	$235,193	$5,443	2.31%	$251,370	$4,060	1.62%
Other non-interest bearing liabilities	66,655			65,701			64,634
Stockholders’ equity(d)	28,173			26,330			24,708
Total liabilities and stockholders’ equity	$327,736			$327,224			$340,712
Excess of interest-earning assets over Interest-bearing liabilities	$62,891			$56,514			$54,553
Ratio of interest-earning assets to Interest-bearing liabilities	127.00%			124.03%			121.70%
Net interest income		$14,734			$14,755			$15,649
Net interest spread			4.31%			4.61%			4.83%
Net interest yield on interest earning assets			4.98%			5.06%			5.12%

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

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2006, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in(a)
	2006	2005	(decrease)	Volume	Rate
Interest earned on:
Loans, net(b)	$18,051	$16,503	$1,548	$515	$1,033
Taxable investment securities(c)	2,609	2,357	252	(94)	346
Tax-exempt investment securities(d)	1,348	1,214	134	161	(27)
Interest bearing deposits	66	124	(58)	(97)	39
Total interest income	22,074	20,198	1,876	485	1,391
Interest paid on:
Savings & interest-bearing demand deposits	1,918	1,279	639	2	637
Time deposits	3,793	2,697	1,096	9	1,087
Other borrowed funds	1,629	1,467	162	(149)	311
Total interest expense	7,340	5,443	1,897	(138)	2,035
Net interest income	$14,734	$14,755	$(21)	$623	$(644)

(a)           The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)          Included in interest earned on loans are fees of approximately $1,008,000 in 2006 and $1,189,000 in 2005. Includes interest income recognized on nonaccrual loans during 2006 and 2005.

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

Investment Securities

The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2006	2005	2004
	(amounts in thousands)
Held to Maturity:
Government-sponsored enterprises securities	$3,000	3,000	$3,000
Mortgage-backed securities	916	1,199	1,590
State, county, and municipal securities	4,259	5,212	5,390
Totals	$8,175	9,411	$9,980

	December 31,
	2006	2005	2004
	(amounts in thousands)
Available for Sale:
Government-sponsored enterprises securities	$6,822	$7,786	$9,867
Mortgage-backed securities	46,926	42,612	49,279
State, county, and municipal securities	16,600	14,300	14,491
Equity securities	—	1,068	1,050
Totals	$70,348	$65,766	$74,687

The following table shows the contractual maturities of all investment securities, presented at carrying value, at December 31, 2006 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government-sponsored enterprises securities	$—	—	$6,837	3.95%	$2,985	5.15%	$—	—
Mortgage-backed securities(a)	12	6.07%	3,014	3.83%	7,645	3.88%	37,171	4.90%
State, county, and municipal securities	—	—	748	7.14%	10,643	5.98%	9,468	5.81%
Totals	$12		$10,599		$21,273		$46,639

(a)           Mortgage-backed securities have been categorized at their average life according to their projected speed of repayment. Principal repayments will occur at varying dates throughout the terms of the mortgages.

The Company did not have any investments with a single issuer which exceeded 10% of the Company’s stockholders’ equity at December 31, 2006, except for government-sponsored enterprises and mortgage-backed securities as shown in the table above.

Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

	December 31,
	2006	2005	2004	2003	2002
Commercial, financial, and agricultural	$15,485,542	$12,646,712	$22,326,651	$21,258,932	$54,449,015
Installment	12,244,005	10,132,378	7,665,954	13,570,748	5,674,074
Real estate—mortgage	162,091,528	175,739,285	174,335,435	174,140,038	112,014,193
Real estate—construction	29,386,206	18,830,377	4,509,731	2,856,718	3,362,742
Other	2,229,200	2,163,742	2,609,407	1,388,343	525,192
	221,436,481	219,512,494	211,447,178	213,214,779	176,025,216
Less: Net deferred loan fees	324,682	399,127	554,117	589,563	537,430
Allowance for loan losses	3,108,590	3,326,882	3,182,697	3,239,703	2,629,753
Discount on loans acquired from FDIC	—	141,087	356,362	571,636	781,153
	$218,003,209	$215,645,398	$207,354,002	$208,813,877	$172,076,880

Certain loans were reclassified in 2003 and 2002 to conform to regulatory reporting requirements.

There were no securitizations of loans during 2006, 2005, 2004 or 2003. In 2002, the Company securitized a pool of loans with Fannie Mae. The net book value of the loans securitized was $4.7 million and was reclassified to investment securities available for sale. During 2003 these investments were sold. In 2004, the Company pooled and sold approximately 48 nonperforming mortgage loans, including servicing rights, with an unpaid book balance of $2.3 million.

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta.

The Company’s loans to area churches were approximately $38 million at December 31, 2006 and 2005, respectively, which are generally secured by real estate. The Company also has approximately $13 million and $21 million in loans to area convenience stores at December 31, 2006 and 2005, respectively. The balance of churches and convenience stores loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table sets forth certain information at December 31, 2006, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company’s loans (amounts in thousands):

	Due after
	One year	Between one	After
	or less	and five years	five years	Total
Commercial, financial, and agricultural	$5,134	$8,732	$1,619	$15,485
Installment	710	8,284	3,250	12,244
Real estate—mortgage	65,600	52,744	43,748	162,092
Real estate—construction	25,086	4,300	—	29,386
Other	2,173	56	—	2,229
	$98,703	$74,116	$48,617	$221,436
Loans due after one year:
Having predetermined interest rates				$75,693
Having floating interest rates				47,040
Total				$122,733

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

Nonperforming loans and real estate acquired through foreclosure decreased by $425,000 and $440,000, respectively at December 31, 2006 from the previous year. Nonperforming loans declined to $3,718,000 from $4,143,000 and real estate acquired through foreclosure declined to $130,000 from $570,000 at December 31, 2005. Nonperforming loans represent 1.74% of loans net of unearned income, discounts and real estate acquired through foreclosure at December 31, 2006, as compared to 2.15% at December 31, 2005. The improvement in nonperforming assets in 2006 resulted from improved oversight of this non-earning asset and tightened credit standards

At December 31, 2006 and 2005, the recorded investment in loans rated substandard, doubtful and loss was $11,804,000 and $9,875,000, respectively. The related allowance for loan losses for these loans was $2,006,000 and $1,968,000 at December 31, 2006 and 2005, respectively. The average investment in loans rated substandard, doubtful and loss during 2006 and 2005 was approximately $9,767,000 and $10,213,000, respectively. Interest income recognized on these loans was approximately $1,080,000, $939,000, and $1,038,000 in 2006, 2005, and 2004, respectively. Interest income recognized on a cash basis was approximately $205,000, $119,000, and $73,000 in 2006, 2005, and 2004, respectively.

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

The table below presents a summary of the Company’s nonperforming assets at December 31, as follows (amounts in thousands, except financial ratios):

	2006	2005	2004	2003	2002
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$3,718	$4,143	$2,652	$6,477	$4,333
Past-due loans	—	—	—	—	—
Nonperforming loans	3,718	4,143	2,652	6,477	4,333
Real estate acquired through foreclosure	130	570	1,431	2,053	730
Total nonperforming assets	$3,848	$4,713	$4,083	$8,530	$5,063
Ratios:
Nonperforming loans to loans, net of unearned income and discounts	1.68%	1.89%	1.26%	3.05%	2.49%
Nonperforming assets to loans, net of unearned income, discounts and real estate acquired through foreclosure	1.74%	2.15%	1.93%	3.98%	2.89%
Nonperforming assets to total assets	1.15%	1.43%	1.23%	2.37%	1.81%
Allowance for loan losses to nonperforming loans	83.61%	80.29%	120.02%	50.02%	60.69%
Allowance for loan losses to nonperforming assets	80.78%	70.58%	77.95%	37.98%	51.94%

Interest income on nonaccrual loans, which would have been reported, is summarized as follows:

	December 31,
	2006	2005	2004	2003	2002
Interest at contracted rate	$202,000	$202,000	$214,000	$1,093,000	$354,000
Interest recorded as income	205,000	119,000	73,000	300,000	246,000
Reduction of interest income	$(3,000)	$83,000	$141,000	$793,000	$108,000

Allowance for Loan Losses

The following table summarizes loans at the end of each year and average loans during the year, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to expense:

	December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except financial ratios)
Loans, net of unearned income and discounts	$221,112	$218,972	$210,537	$212,054	$174,707
Average loans, net of unearned income, discounts and the allowance for loan losses	$215,002	$208,681	$208,824	$198,296	$157,867
Allowance for loans losses at the beginning of year	$3,327	$3,183	$3,240	$2,630	$2,003
Loans charged-off:
Commercial, financial, and agricultural	144	74	956	1,437	840
Real estate—loans	161	53	408	765	245
Installment loans to individuals and other	224	321	175	402	751
Total loans charged off	529	448	1,539	2,604	1,836
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	118	121	250	256	503
Real estate—loans	93	84	129	464	151
Installment loans to individuals and other	70	99	253	243	149
Total loans recovered	281	304	632	963	803
Net loans charged-off	248	144	907	1,641	1,033
Allowance acquired in acquisition	—	—	—	608	—
Additions to allowance for loan losses charged to expense	30	288	850	1,643	1,660
Allowance for loan losses at end of year	$3,109	$3,327	$3,183	$3,240	$2,630
Ratio of net loans charged-off to average loans, net of unearned income, discounts and the allowance for loan losses	0.12%	0.07%	0.44%	0.83%	0.65%
Allowance for loan losses to loans, net of unearned income and discounts	1.41%	1.52%	1.51%	1.52%	1.51%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance. For the year ended 2006, provisions for loan losses totaled $30,000 compared to $288,000 in 2005. The reduction in the provision for loan losses in 2006 resulted from improvement in the quality of the loan portfolio as well as improved oversight of the Company’s classified assets.

The allowance for loan losses at year ended December 31, 2006 was approximately $3,109,000, representing 1.41% of total loans, net of unearned income and discounts compared to approximately $3,327,000 at December 31, 2005, which represented 1.52% of total loans, net of unearned income and discounts.

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

	Commercial,
	financial, and	Installment and	Real
	agricultural	other	estate	Total
December 31, 2006 Allowance	$75	$126	$2,908	$3,109
Percent of loans in each category to total loans	7.0%	6.5%	86.5%	100.0%
December 31, 2005 Allowance	$528	$127	$2,672	$3,327
Percent of loans in each category to total loans	5.8%	5.6%	88.6%	100.0%
December 31, 2004 Allowance	$272	$107	$2,804	$3,183
Percent of loans in each category to total loans	10.6%	4.9%	84.5%	100.0%
December 31, 2003 Allowance	$702	$133	$2,405	$3,240
Percent of loans in each category to total loans	10.0%	7.1%	82.9%	100.0%
December 31, 2002 Allowance	$806	$165	$1,659	$2,630
Percent of loans in each category to total loans	30.9%	3.5%	65.6%	100.0%

Deposits

The average amount of and average rate paid on deposits by category for the last three years are presented below in thousands:

	Years Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$62,991	—%	$62,439	—%	$61,763	—%
Savings and interest-bearing demand deposits	101,783	1.88%	101,640	1.26%	101,341	0.79%
Time deposits	104,141	3.64%	103,847	2.60%	111,349	1.83%
Total average deposits	$268,915	2.12%	$267,926	1.49%	$274,453	1.03%

The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2006:

3 months or less	$14,711
Over 3 months through 6 months	3,529
Over 6 months through 12 months	29,674
Over 12 months	3,736
Total	$51,650

Short Term Borrowings

There were no short-term borrowings for which the average balance outstanding during the period was more than 30% of stockholders’ equity for each of the years ended December 31, 2006, 2005, and 2004.

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

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities over a one year horizon as of December 31, 2006.

	Cumulative amounts as of December 31, 2006
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$—	$11	$10,600	$67,912	$78,523
Loans	73,843	24,862	71,253	51,478	221,436
Certificates of deposit	—	100	—	—	100
Interest-bearing deposits with banks	4,589	—	—	—	4,589
Total interest-sensitive assets	$78,432	$24,973	$81,853	$119,390	$304,648
Investment-sensitive liabilities:
Interest-bearing deposits(a)	$124,955	$64,381	$15,277	$4,145	$208,758
Other borrowings	21,845	—	10,000	396	32,241
Total interest-sensitive liabilities	$146,800	$64,381	$25,277	$4,541	$240,999
Interest-sensitivity gap	$(68,368)	$(39,408)	$56,576	$114,849	$63,649
Cumulative interest-sensitivity gap to total interest-sensitive assets	(22.44)%	(35.38)%	(16.81)%	20.89%	20.89%

(a)           Savings, NOW, and money market deposits totaling  $100,951 are included in the maturing in 3 months classification.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2006, approximately 87% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.   We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. At December 31, 2006, we had outstanding trust preferred securities totaling $5,000,000. We unconditionally guaranteed the payment of principal and interest on the trust preferred securities. Also, the junior debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

ITEM 2.                DESCRIPTION OF PROPERTIES

The Bank’s main office building is located at 75 Piedmont Avenue, N.E., Atlanta, , Georgia. In addition to its main branch, the Bank also operates nine other branch offices:  the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 6 Eleventh Street, Columbus, Georgia, is leased on a month-to-month basis as the Company is seeking larger accommodations in this market; the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. In the opinion of management, all of these properties are adequately insured.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $1.00 par value (“Common Stock”), is traded on the Nasdaq Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2005. The prices set forth below reflect only information that has come to management’s attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
March 31, 2005	$13.40	$12.15
June 30, 2005	$12.65	$11.45
September 30, 2005	$11.50	$11.10
December 31, 2006	$10.65	$10.50
March 31, 2006	$11.40	$10.50
June 30, 2006	$11.45	$9.65
September 30, 2006	$11.50	$9.90
December 31, 2006	$11.75	$10.85

As of March 15, 2007, there were approximately 1,464 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

The Company paid an annual cash dividend of $0.17 per share in 2006 and $0.15 per share in 2005. The Company’s dividend policy in the future will depend on the Bank’s earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See “Description of Business—Bank Regulation.”

The Company issued 5,704 shares of unregistered common stock from treasury stock to the Company’s Employee Stock Purchase Plan during 2006 at a price ranging from $7.80 per share to $8.17 per share.

The Company repurchased 6,968 shares of its common stock during 2006 at a price ranging from $10.25 per share to $11.69 per share.

PERFORMANCE GRAPH

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock to the cumulative total return on the OTC Bulletin Board since December 31, 2001.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Citizens Bancshares Corporation	100.00	105.65	219.49	224.00	184.98	206.24
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL South OTC-BB and Pink Banks Index	100.00	124.58	166.79	194.62	222.91	259.92

ITEM 6.                SELECTED FINANCIAL DATA

The information required by this item is included herein in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under Part I, Item 1, “Description of Business.”

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Citizens Bancshares Corporation and subsidiaries (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through its home office and six full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities. All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

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

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase:  held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2006, 2005 or 2004.

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

	Years ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$14,275	$14,341	$15,223	$14,279	$12,097	$11,447	$11,778	$10,435
Provision for loan losses	$30	$288	$850	$1,643	$1,660	$1,810	$744	$287
Net income	$3,003	$2,343	$2,305	$1,505	$1,436	$1,290	$2,101	$1,881
Per share data:
Net income—basic	$1.44	$1.12	$1.11	$0.73	$0.68	$0.59	$0.95	$0.87
Book value	$14.46	$13.03	$12.45	$11.56	$11.08	$10.23	$9.98	$8.47
Cash dividends declared	$0.17	$0.15	$0.15	$0.15	$0.16	$0.17	$0.16	$0.15
Balance sheet data:
Loans, net of unearned income and discounts	$221,112	$218,972	$210,537	$212,054	$174,707	$157,914	$160,026	$133,622
Deposits	$269,020	$254,669	$266,502	$276,780	$228,611	$259,619	$230,863	$182,813
Notes payable	$340	$440	$540	$540	$740	$1,270	$640	$835
Advances from Federal Home Loan Bank	$26,746	$37,700	$30,250	$46,961	$18,750	$10,000	$10,000	$10,000
Junior subordinated debentures	$5,155	$5,155	$5,155	$5,155	$5,155	$—	$—	$—
Total assets	$335,185	$328,581	$331,384	$360,598	$279,645	$296,261	$267,278	$215,510
Average stockholders’ equity	$28,173	$26,330	$24,708	$23,941	$22,600	$22,348	$20,006	$18,467
Average assets	$327,736	$327,224	$340,712	$352,514	$278,277	$260,083	$249,272	$209,403
Ratios:
Net income to average assets	0.92%	0.72%	0.68%	0.43%	0.52%	0.50%	0.84%	0.90%
Net income to average stockholders’ equity	10.66%	8.90%	9.33%	6.29%	6.35%	5.77%	10.50%	10.19%
Dividend payout ratio	11.85%	13.36%	13.49%	20.72%	23.54%	29.00%	16.97%	17.26%
Average stockholders’ equity to average assets	8.60%	8.05%	7.25%	6.79%	8.12%	8.59%	8.03%	8.82%

In 2006, the Company reported net income of $3,003,000, a 28 percent increase over net income of $2,343,000 in 2005, which represented a 2 percent increase over 2004. Basic and diluted earnings per share were $1.44 and $1.12 for 2006 and 2005, respectively. Pretax income for 2006 increased by $1,066,000 or 40 percent compared to 2005, while income tax expense increased by $406,000 or 116 percent over the same periods. The year over year increase in income tax expense is primarily due to the reduction of certain valuation allowance for state income tax loss carryforwards taken in 2005.

Average interest earning assets increased by $4,092,000 in 2006. This increase is primarily due to an increase in average loans, net outstanding for the year, which grew by $6,321,000 in 2006, partially offset by a decrease of $2,487,000 in average interest bearing deposits with other banks. The average earning asset mix in 2006 remained consistent with the previous year, with loans, net at 73 percent and 72 percent in 2006 and 2005, respectively, and total investment securities at 27 percent in both 2006 and 2005. The 3 percent increase in average loans, net compared to a 63 percent decrease in interest-bearing deposits aided the Company’s yield on earning assets. The annual yield on loans, net in 2006 was 8.40 percent compared to an annual yield of 4.61 percent on interest-bearing deposits. Management on a continuous basis monitors the mix of earning assets in order to place the Company in a position to react to interest rate movements and to maximize the return on earning assets.

The ratio of average stockholders’ equity to average assets is one measure used to determine capital strength. The Company has a strong capital position as its ratio of average stockholders’ equity to average assets for 2006, 2005 and 2004 was 8.6 percent, 8.1 percent and 7.3 percent, respectively. Another key capital ratio, the Company’s net income to average stockholders’ equity (return on equity), was 10.7 percent, 8.9 percent and 9.3 percent in 2006, 2005 and 2004, respectively.

Financial Condition

At December 31, 2006, the Company’s total assets increased by $7 million or 2 percent to $335,185,000.

Interest bearing deposits with banks increased by $4,191,000 and total investment securities increased by $3,346,000 compared to the same period in 2005. These increases were partially offset by a $3 million decrease in cash and due from banks, a non-earning asset, due to a strategy implemented to reduce this asset category and shift these funds into interest earning assets.

Premises and equipment registered a small increase of $225,000 or 3 percent during 2006 as compared to December 31, 2005. This increase is attributed to a new VoIP (voice over internet protocol) telephone system and Call Center installed to improve communications between our banking customers and our financial centers.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $259,000 or 3 percent at December 31, 2006. The increase is due to additional premiums paid and earnings on such premiums throughout the year.

Foreclosed real estate, net, decreased $440,000 or 77 percent as the Company liquidated properties throughout the year and reinvested the funds into interest earning assets. The Company realized a net gain of $2,000 from these transactions during 2006.

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

At December 31, 2006 and 2005, investment securities comprised approximately 24 percent of the Company’s assets. The investment portfolio had a fair market value of $78,505,000 and an amortized cost of $79,337,000, resulting in a net unrealized loss of $832,000 at December 31, 2006. For the same period in 2005, the investment portfolio had a fair market value of $75,135,000 and an amortized cost of $76,370,000, resulting in a net unrealized loss of $1,235,000.

Investments classified as held-to-maturity at December 31, 2006 had an amortized cost of $8,175,000 ($8,157,000 estimated fair value), compared to an amortized cost of $9,411,000 ($9,369,000 estimated fair value) at December 31, 2005. Total investments classified as available-for-sale had a fair value of $70,348,000 ($71,162,000 amortized cost) at December 31, 2006, compared to a fair value of $65,767,000 ($66,960,000 amortized cost) at December 31, 2005.

The following table shows the contractual maturities of all investment securities at December 31, 2006 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government-sponsored enterprises securities	$—	—	$6,837	3.95%	$2,985	5.15%	$—	—
Mortgage-backed securities(a)	12	6.07%	3,014	3.83%	7,645	3.88%	37,171	4.90%
State, county, and municipal securities	—	—	748	7.14%	10,643	5.98%	9,468	5.81%
Totals	$12		$10,599		$21,273		$46,639

(a)           Mortgage-backed securities have been categorized at their average life according to their projected speed of repayment. Principal repayments will occur at varying dates throughout the terms of the mortgages.

Provision and Allowance for Loan Losses

The allowance for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions, historical loan loss experience, adequacy of collateral, and such other factors, which, in management’s judgment, deserve recognition in estimating loan losses. The Company’s process for determining an appropriate allowance for loan losses includes management’s judgment and use of estimates.

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

The provision for loan losses is the periodic cost of increasing the allowance or reserve for the estimated losses on loans in the portfolio. A charge against operating earnings is necessary to maintain the allowance for loan losses at an adequate level as determined by management. The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management’s estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. In 2006, the provision for loan losses charged against operating earnings were $30,000 compared to $288,000 in 2005, and is reflective of the improvements in the quality of the Company’s loan portfolio.

The Company’s allowance for loan losses was approximately $3,109,000 or 1.41 percent of loans receivable, net of unearned income and discounts at December 31, 2006, and $3,327,000 or 1.52 percent of loans receivable, net of unearned income and discounts at December 31, 2005. Management believes that the allowance for loan losses at December 31, 2006 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

Deposits

Deposits remain the Company’s primary source for funding loan growth. Total deposits at December 31, 2006 increased by $14,351,000 or 6 percent to $269,020,000 compared to the previous year balance of $254,669,000. At December 31, 2006, noninterest-bearing deposits remained consistent with same period in 2005, increasing by $176,000 to $60,263,000. Interest-bearing deposits increased by $14,175,000 or 7 percent. The Company has Corporate and Governmental customers that have significant interest-bearing deposits with the Company; and their deposit and withdrawal activities can impact the Company’s deposit balances significantly.

The Company’s average interest-bearing deposits increased by only $437,000 during 2006 to $205,924,000 at December 31, 2006; however, interest expense on deposits increased by $1,734,000 or 44 percent due to repricing of funds in a higher rate environment and competition for deposits. For additional information about deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2006, the Company’s average borrowed funds decreased by $2,722,000 to $26,984,000 when compared to 2005. The average interest rate on other borrowings was 6 percent in 2006 and 5 percent in 2005. Other borrowings primarily consist of Federal Home Loan Bank (the “FHLB”) advances, notes payable and junior subordinated debentures. The Bank had an average outstanding advance from the FHLB of $21,454,000 in 2006 and $23,923,000 in 2005. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 family mortgages, commercial real estate loans and home equity loans.

In 2002, the Company issued $5,000,000 of pooled trust preferred securities to increase its capital position to purchase CFS Bancshares, Inc., a bank holding company which wholly owned Citizens Federal Savings Bank of Birmingham, Alabama. The Company completed the purchase of CFS Bancshares, Inc. on February 28, 2003. The outstanding pooled trust preferred securities at December 31, 2006 and 2005 was $5,000,000. These securities are reported in the Company’s consolidated balance sheet as Junior Subordinated Debentures, which includes a wholly owned subsidiary grantor trust amount of $155,000 in accordance with FASB interpretation No. 46 (FIN 46R) “Consolidation of Variable Interest Entities”—an interpretation of ARB 51 (revised December 2003).”  For additional information regarding the Company’s other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

The following tables identify the Company’s aggregated information about contractual obligations and loan commitments at December 31, 2006.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
FHLB advances	$16,350,000	$—	$10,000,000	$395,923	$26,745,923
Notes payable	339,647	—	—	—	339,647
Junior subordinated debentures	—	—	—	5,155,000	5,155,000
Operating leases	1,440	1,108,731	834,029	2,188,561	4,132,761
	$16,691,087	$1,108,731	$10,834,029	$7,739,484	$36,373,331

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Commitments to extend credit	$22,414,116	$26,676,329	$5,347,149	$1,877,370	$56,314,964
Commercial letters of credit	3,353,000	—	—	—	3,353,000
	$25,767,116	$26,676,329	$5,347,149	$1,877,370	$59,667,964

Liquidity Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2007 is approximately $1,731,000. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

Capital Resources

Stockholders’ equity increased by $2,935,000 or 11 percent during 2006. This increase is largely due to the growth in retained earnings of $2,647,000 as a result of net earnings in 2006 of $3,003,000 and a decrease in accumulated other comprehensive losses of $249,000.

Dividends of $356,000 were paid on the Company’s common stock in 2006, representing a 14 percent increase over the amount paid in 2005. The annual dividend payout rate was $0.17 per common share in 2006 compared to $0.15 per common share paid in 2005. The dividend payout ratio was 12 percent and 13 percent for 2006 and 2005 respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. In 2002, the Company raised $5 million through the single issuance of a trust preferred security to increase its capital position to purchase CFS Bancshares, Inc., an Alabama bank holding company, on February 28, 2003. The trust preferred security qualifies as Tier 1 capital under Federal Reserve Board guidelines. The ratio of average shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. The Company has a strong capital position as the ratio of average stockholders’ equity to average assets for 2006 was 8.60 percent compared with 8.05 percent in 2005.

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

At December 31, 2006 our ratio of total capital to risk-weighted assets was 16 percent, our ratio of Tier 1 Capital to risk-weighted assets was 15 percent and our leverage ratio was 11 percent.

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

Net interest income, on a fully tax-equivalent basis, accounted for 75 percent of net interest income and noninterest income before provision for loan losses in 2006, 74 percent in 2005 and 72 percent in 2004. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

The following table represents the Company’s net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2006, 2005, 2004.

	Year ended December 31,
	2006	2005	2004
Interest Income	$21,616	$19,785	$19,282
Tax-equivalent adjustment	458	413	427
Interest income, tax-equivalent basis	22,074	20,198	19,709
Interest expense	(7,340)	(5,443)	(4,060)
Net interest income, tax equivalent basis	14,734	14,755	15,649
Provision for loan losses	(30)	(288)	(850)
Noninterest income	4,864	5,107	5,964
Noninterest expense	(15,351)	(16,468)	(17,382)
Income before income taxes	4,217	3,106	3,381
Income tax expense	(756)	(350)	(649)
Tax-equivalent adjustment	(458)	(413)	(427)
Income tax expense, tax-equivalant basis	(1,214)	(763)	(1,076)
Net income	$3,003	$2,343	$2,305

Net interest income on a tax-equivalent basis for 2006 was consistent with 2005, decreasing slightly by $21,000 compared to a decrease of $894,000 or 6 percent in 2005. In line with most financial institutions in 2006, our net interest margin has experienced pressure from flattening loan rates and higher interest rates associated with gathering and maintaining deposits. In 2006, the average rate earned by the Company on its interest earning assets increased by 54 basis points to 7.46 percent; however, the average rate paid on interest-bearing liabilities increased by 84 basis points to 3.15 percent. This continues a trend experienced in 2005, when the average rate earned by the Company on its interest earning assets increased by 48 basis points to 6.92 percent, but the average rate paid on interest-bearing liabilities increased by 69 basis points to 2.31 percent. Despite this pressure, the Company maintained a net interest yield on earning assets in 2006, 2005 and 2004 of 4.98 percent, 5.06 percent, and 5.12 percent on a tax equivalent basis, respectively.

Total interest income on a tax equivalent basis increased $1,876,000 or 9 percent for the period ended December 31, 2006 compared to the same period in 2005. Similarly, total interest income on a tax equivalent basis increased by $489,000 or 2 percent in 2005 compared to the same period in 2004. These increases were primarily due to changes in rates and volume of average earning assets. In 2006, rate accounted for $1,391,000 of the increase in total interest income on a tax equivalent basis and $1,069,000, partially offset by a decrease in volume of $580,000 in 2005.

Total interest expense on a tax equivalent basis increased $1,897,000 or 35 percent in 2006 due to the repricing of interest-bearing liabilities in a higher rate environment and competition for deposits. As a result, the average rate paid on interest-bearing liabilities increased by 84 basis points in 2006 and 69 basis points in 2005.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income totaled $4,864,000 in 2006, a decrease of $243,000 or 5 percent compared to 2005. Noninterest income was $5,107,000 in 2005, representing a decrease of $857,000 or 14 percent compared to 2004.

Fee income from service charges on deposit accounts, the major component of noninterest income, decreased 12 percent in 2006 and 10 percent in 2005. A large component of the Company’s service charges on deposit accounts is related to insufficient funds, returned check charges, and other customer service fees. The volume of insufficient funds and returned check charges, due to their nature, fluctuates monthly and impacts the amount of revenues earned on deposit accounts. Also, customers have embraced the Company’s free checking account product implemented to compete with local financial institutions offering similar products in the Company’s target market area. Management is reviewing several strategies to increase fees it earns on deposit accounts.

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

Gains on sales of securities were $154,000, $75,000 and $58,000 in 2006, 2005 and 2004, respectively. During 2006 and 2005, the bank sold investments in order to restructure its investment portfolio to take advantage of the rising interest rate environment. The Company experienced a gain of $2,000 in 2006, a loss of $8,000 in 2005 and a gain of $308,000 in 2004 on the sale of assets. The loss in 2005 is due to the sale of foreclosed properties. The gain in 2004 represents the sale of an unused building from the Company’s fixed asset portfolio as well as gains realized from the sale of foreclosed properties.

Other operating income decreased by $276,000 in 2006 or 14 percent due to an event which increased the 2005 balance by $250,000. In 2005 we reversed a $250,000 accrual related to a jury verdict the Company won on appeal. As a result of the reversal, other operating income increased $165,000 or 9 percent in 2005.

Noninterest Expense

Continuing a trend started last year, noninterest expense decreased by $1,117,000 or 7 percent to $15,351,000 in 2006, compared to $16,468,000 in the previous year as most components in this category decreased in 2006.  In 2005 noninterest expense decreased $914,000 or 5 percent compared to 2004 as the Company consolidated and closed two branches, and reduced its average full-time employee base. These and other cost reduction measures was taking to combat the increasing pressures on the Company’s net interest margin brought about by the continuing rise in interest rates and the flat yield curve.

Salaries and employee benefits expense decreased $619,000 or 8 percent in 2006 and $97,000 or 1 percent in 2005 due to a decrease in the Company’s full-time employees (FTE). The Company’s ongoing organizational changes have reduced its FTE to 133 at the end of December 31, 2006 from 147 in 2005, representing a 10 percent reduction in staff. The Company also reduced it staff count by 10 percent in 2005, reducing its FTE to 147 from 164 in 2004. In 2006 to combat the increased cost of providing healthcare, the Company increased the medical deductibles to its employees, enacted certain preventive care and, consequently, has experienced a reduction in the amount of medical claims filed compared to the same period last year.

Net occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company’s premises and equipment. Net occupancy and equipment expense decreased $281,000 or 11 percent in 2006, after decreasing $69,000 or 3 percent in 2005. Last year, the Company consolidated its two Birmingham branches and closed its Stonecrest Mall branch.

Other operating expenses decreased by $217,000 or 4 percent in 2006 to $5,478,000 from $5,695,000 in 2005, and by $748,000 or 12 percent from $6,443,000 in 2004 due to expense control. Professional, legal and other services decreased $183,000, other losses decreased $94,000 and other miscellaneous expenses decreased $279,000, partially offset by an increase in marketing expense of $326,000 in 2006. Professional, legal and other services decreased $449,000, stationary and supplies cost decreased $104,000, and advertising expenses decreased $175,000 in 2005 compared to the previous year.

Income Taxes

Income tax expense increased $406,000 or 116 percent to $756,000 for the year ended December 31, 2006 compared to a decrease of $300,000 or 46 percent in 2005. The effective tax rate as a percentage of pretax income was 20 percent in 2006, 13 percent in 2005 and 22 percent in 2004. The statutory federal rate was 34 percent during 2006, 2005 and 2004.   The increase in the effective tax rate in 2006 and 2004 is due to a 40 percent and 67 percent increase in pretax income, respectively. The decrease in the effective tax rate in 2005 is due to the reduction of a certain valuation allowance established for net operating loss carryforwards of approximately $7 million for state income tax purposes. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

Quarterly Financial Data (Unaudited)

The following table presents the Company’s quarterly financial data for the years ended December 31, 2006 and 2005 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006	2005	2005	2005	2005
Interest Income	$5,204	$5,498	$5,374	$5,540	$4,760	$4,957	$4,983	$5,084
Interest expense	1,679	1,794	1,908	1,959	1,164	1,230	1,404	1,645
Net Interest income	3,525	3,704	3,466	3,581	3,596	3,727	3,579	3,439
Provision for loans loss	30	—	—	—	105	63	60	60
Non-interest income	1,296	1,328	1,148	1,092	1,256	1,565	1,327	959
Non-interest expense	3,935	4,041	3,800	3,575	4,169	4,635	4,129	3,535
Income before income taxes	856	991	814	1,098	578	594	717	803
Income tax expense	176	211	151	218	118	123	37	71
Net income	$680	$780	$663	$880	$460	$471	$680	$732
Basic net income per common and common equivalent share outstanding	$0.33	$0.37	$0.32	$0.42	$0.22	$0.23	$0.33	$0.34
Diluted net income per common and common equivalent share outstanding	$0.33	$0.37	$0.32	$0.42	$0.22	$0.23	$0.33	$0.34

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options and warrants because the option and warrant exercise price in its plan equaled the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

The following table presents the Company’s as reported and pro forma information, including stock-based compensation expense, as if the fair-value based method had been applied, for the years ended December 31:

	2006	2005	2004
As reported net income available to common stockholders	$3,002,889	$2,343,246	$2,305,165
Add: amount of stock-based compensation expense included in net income as reported, net of tax	33,318	—	—
Less: stock-based compensation expense determined under fair value method, net of tax	(33,318)	(23,886)	(30,242)
Pro forma net income	$3,002,889	$2,319,360	$2,274,923
As reported earnings per share	$1.44	$1.12	$1.11
Pro forma earnings per share	$1.44	$1.11	$1.10
As reported earnings per diluted share	$1.44	$1.12	$1.11
Pro forma earnings per diluted share	$1.44	$1.11	$1.09

The fair value of the 2006 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.48%; expected volatility of 32%; risk free interest rate of 5.14% and an expected life of six years. The fair value of the 2006 Option grant was approximately $38,000. Similarly, the fair values of the options granted in 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions for the 2005 Option grant were dividend yield of 1.36%; expected volatility of 39%; risk free interest rate of 4.26% and an expected life of six years. The fair value of the 2005 Option grant was approximately $62,000.  The assumptions for the 2004 Option grant were dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2004 Option grant was approximately $67,000.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact  the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect of adoption of EITF 06-5 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has adopted an asset liability management program to monitor the Company’s interest rate sensitivity risk and to ensure that the Company is competitive in the lending and deposit markets. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. During the three year period ended December 31, 2006, the Company did not enter into any derivative financial instruments such as futures, forwards, swaps or options. Additionally, refer to our interest sensitive management and liquidity disclosures included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following table presents the effect of a 100 basis points positive and negative interest rate fluctuation on the Company’s interest-rate sensitive assets and liabilities at December 31, 2006 (in thousands):

	2006
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp
Financial assets:
Interest-bearing deposits with banks	$4,589	$4,589	—%	—%
Cetificates of deposit	100	100	—	—
Investment securities	78,523	78,505	2.42	(3.32)
Loans—net	218,003	215,959	1.46	(1.52)
Financial liabilities:
Deposits	269,020	249,564	1.53	(1.54)
Notes payable	340	340	—	—
Advances from Federal Home Loan Bank	26,746	26,947	1.21	(1.06)
Junior subordinated debentures	5,155	5,155	—	—

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The    following financial statements, notes thereon, and independent auditors report are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with the Company’s accountants in the last two fiscal years.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2007, under the headings “Election of Directors,” “Executive Officers,” “Beneficial Ownership of Common Stock” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive, financial and accounting officers. A copy may also be obtained, without charge, upon written request addressed to Citizens Bancshares Corporation, 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303, Attention:  Corporate Secretary. The request may also be delivered by fax to the Corporate Secretary at (404) 575-8311.

ITEM 11.         EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2007 under the heading “Executive Compensation” and are incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2007 under the heading “Beneficial Ownership of Common Stock” and are incorporated herein by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2006.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	55,676 shares	$11.27	268,934 shares
Equity compensation plans not approved by security holders	17,500 shares	$9.88	None
Total	73,176 shares	$10.93	268,934 shares

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2007 under the heading, “Certain Transactions” and “Director Independence” and are incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to the Company’s independent accountants is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2007 under the heading  “Accounting Matters” and are incorporated herein by reference.

citizens bancshares corporation and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Citizens Bancshares Corporation and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years in the three year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC
Columbia, South Carolina
March 7, 2007

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS	2006	2005
Cash and due from banks, including reserve requirements of $300,000 and $2,218,000 at December 31, 2006 and 2005, respectively	$8,615,340	$11,288,804
Interest-bearing deposits with banks	4,588,548	397,677
Certificates of deposit	100,000	100,000
Investment securities available for sale, at fair value (amortized cost of $71,162,240 and $66,959,509 at December 31, 2006 and 2005, respectively)	70,348,116	65,766,504
Investment securities held to maturity, at cost (estimated fair value of $8,157,349 and $9,368,592 at December 31, 2006 and 2005, respectively)	8,174,850	9,410,667
Other investments	2,246,250	2,834,850
Loans receivable—net	218,003,209	215,645,398
Premises and equipment—net	7,850,023	7,624,954
Cash surrender value of life insurance	9,363,656	9,105,107
Foreclosed real estate—net	130,457	570,446
Other assets	5,765,005	5,836,947
	$335,185,454	$328,581,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$60,262,662	$60,087,116
Interest-bearing deposits	208,757,684	194,582,250
Total deposits	269,020,346	254,669,366
Accrued expenses and other liabilities	3,774,832	3,402,952
Notes payable	339,647	439,647
Junior subordinated debentures	5,155,000	5,155,000
Advances from Federal Home Loan Bank	26,745,923	37,700,000
Total liabilities	305,035,748	301,366,965
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock—$1 par value; 15,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230,065	2,230,065
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding	90,000	90,000
Additional paid-in capital	7,497,239	7,439,431
Retained earnings	22,785,503	20,138,346
Treasury stock at cost, 234,442 and 231,313 shares at
December 31, 2006 and 2005, respectively	(1,915,416)	(1,896,276)
Accumulated other comprehensive income (loss), net of income taxes	(537,685)	(787,177)
Total stockholders’ equity	30,149,706	27,214,389
	$335,185,454	$328,581,354

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Interest income:
Loans, including fees	$18,050,725	$16,503,010	$15,659,089
Investment securities:
Taxable	2,482,652	2,221,289	2,649,261
Tax-exempt	889,140	801,313	827,727
Dividends	126,646	135,363	112,263
Interest-bearing deposits	66,295	123,542	34,012
Total interest income	21,615,458	19,784,517	19,282,352
Interest expense:
Deposits	5,710,991	3,976,613	2,831,956
Other borrowings	1,628,971	1,466,564	1,227,508
Total interest expense	7,339,962	5,443,177	4,059,464
Net interest income	14,275,496	14,341,340	15,222,888
Provision for loan losses	30,000	287,500	850,000
Net interest income after provision for loan losses	14,245,496	14,053,840	14,372,888
Noninterest income:
Service charges on deposits	2,968,115	3,370,071	3,745,865
Impairment loss on equity securities	—	(346,000)	—
Gains on sales of securities	153,647	74,854	58,464
Gains (losses) on sales of assets	1,899	(8,082)	308,294
Other operating income	1,740,431	2,016,277	1,851,222
Total noninterest income	4,864,092	5,107,120	5,963,845
Noninterest expense:
Salaries and employee benefits	7,528,768	8,148,086	8,245,438
Occupancy and equipment	2,344,595	2,625,549	2,694,241
Other operating expenses	5,477,631	5,694,624	6,442,547
Total noninterest expense	15,350,994	16,468,259	17,382,226
Income before income taxes	3,758,594	2,692,701	2,954,507
Income tax expense	755,705	349,455	649,342
Net income	$3,002,889	$2,343,246	$2,305,165
Net income per share—basic	$1.44	$1.12	$1.11
Net income per share—diluted	$1.44	$1.12	$1.11
Weighted average outstanding shares:
Basic	2,087,002	2,085,732	2,075,040
Diluted	2,087,002	2,096,449	2,084,599

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

									Accumulated
			Nonvoting		Additional				Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance—December 31, 2003	2,230,065	$2,230,065	90,000	$90,000	$7,444,693	$16,114,049	(249,518)	$(2,025,363)	$90,134	$23,943,578
Net income	—	—	—	—	—	2,305,165	—	—	—	2,305,165
Unrealized holding losses on investment securities available for sale—net of taxes of $43,882	—	—	—	—	—	—	—	—	(85,183)	(85,183)
Less reclassification adjustment for holding gains included in net income—net of taxes of $19,878	—	—	—	—	—	—	—	—	(38,586)	(38,586)
Comprehensive income										2,181,396
Sale of treasury stock	—	—	—	—	(2,487)	—	8,875	70,085	—	67,598
Dividends declared—$0.15 per share	—	—	—	—	—	(311,081)	—	—	—	(311,081)
Balance—December 31, 2004	2,230,065	$2,230,065	90,000	$90,000	$7,442,206	$18,108,133	(240,643)	$(1,955,278)	$(33,635)	$25,881,491
Net income	—	—	—	—	—	2,343,246	—	—	—	2,343,246
Unrealized holding losses on investment securities available for sale—net of taxes of $480,378	—	—	—	—	—	—	—	—	(932,499)	(932,499)
Less reclassification adjustment for holding gains included in net income—net of taxes of $25,450	—	—	—	—	—	—	—	—	(49,404)	(49,404)
Less reclassification adjustment for writedown losses on investment securities included in net income—net of taxes of $117,639	—	—	—	—	—	—	—	—	228,361	228,361
Comprehensive income										1,589,704
Sale of treasury stock	—	—	—	—	(2,775)	—	9,330	59,002	—	56,227
Dividends declared—$0.15 per share	—	—	—	—	—	(313,033)	—	—	—	(313,033)
Balance—December 31, 2005	2,230,065	$2,230,065	90,000	$90,000	$7,439,431	$20,138,346	(231,313)	$(1,896,276)	$(787,177)	$27,214,389
Net income	—	—	—	—	—	3,002,889	—	—	—	3,002,889
Unrealized holding losses on investment securities available for sale—net of taxes of $181,786	—	—	—	—	—	—	—	—	350,899	350,899
Less reclassification adjustment for holding gains included in net income—net of taxes of $52,240	—	—	—	—	—	—	—	—	(101,407)	(101,407)
Comprehensive income										3,252,381
Purchase of treasury stock	—	—	—	—	6,074	—	(6,968)	(65,000)	—	(58,926)
Stock based compensation expense	—	—	—	—	50,480	—	—	—	—	50,480
Sale of treasury stock	—	—	—	—	1,254	—	3,839	45,860	—	47,114
Dividends declared—$0.17 per share	—	—	—	—	—	(355,732)	—	—	—	(355,732)
Balance—December 31, 2006	2,230,065	$2,230,065	90,000	$90,000	$7,497,239	$22,785,503	(234,442)	$(1,915,416)	$(537,685)	$30,149,706

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$3,002,889	$2,343,246	$2,305,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	287,500	850,000
Depreciation	658,480	926,429	1,060,675
Amortization and accretion—net	699,650	950,563	1,124,134
Provision (benefit) for deferred income taxes	(93,744)	37,893	(191,746)
Gains on sales and disposals of investments and property—net	(155,546)	(66,772)	(366,758)
Writedown losses on investment securities	—	346,000	—
Stock based compensation plan	50,480	—	—
Changes in assets and liabilities, net of acquisition:
Change in other assets	(710,627)	175,943	809,894
Change in accrued expenses and other liabilities	371,880	346,875	(162,762)
Net cash provided by operating activities	3,853,462	5,347,677	5,428,602
INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits with banks	(4,190,871)	336,375	(625,986)
Net change in certificates of deposit	—	700,000	2,183,328
Proceeds from the sales and maturities of securities available for sale	14,056,072	18,472,097	32,235,654
Proceeds from the maturities of securities held to maturity	1,226,229	557,039	548,419
Purchases of securities available for sale	(18,316,467)	(11,688,894)	(10,409,498)
Purchase of other investments	(5,300,900)	(6,554,200)	(4,458,200)
Proceeds from sales of other investments	5,889,500	6,188,200	4,723,300
Net change in loans	(3,032,075)	(9,266,692)	(444,058)
Purchases of premises and equipment	(883,550)	(198,635)	(367,169)
Proceeds from sale of premises and equipment	7,570	17,512	285,895
Premiums (paid) and policies surrendered	84,070	(69,917)	(298,000)
Net proceeds from sale of foreclosed real estate	1,004,137	1,312,840	1,611,203
Net cash provided by (used in) investing activities	(9,456,285)	(194,275)	24,984,888

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
FINANCING ACTIVITIES:
Net change in deposits	$14,350,980	$(11,832,330)	$(10,277,854)
Increase (decrease) in Federal Funds Purchased	—	—	(4,000,000)
Principal payments on note payable	(100,000)	(100,000)	—
Net increase (decrease) in Federal Home Loan Bank advances	(10,954,077)	7,450,000	(16,711,150)
Dividends paid	(355,732)	(313,033)	(311,081)
Net sale (purchase) of treasury stock	(11,812)	56,227	67,598
Net cash (used in) financing activities	2,929,359	(4,739,136)	(31,232,487)
Net change in cash and cash equivalents	(2,723,944)	414,267	(818,997)
CASH AND CASH EQUIVALENTS
Beginning of year	11,288,804	10,874,537	11,693,534
End of year	$8,564,860	$11,288,804	$10,874,537
Supplemental disclosures of cash paid during the year for:
Interest	$7,175,847	$5,240,153	$4,156,457
Income taxes	960,000	323,000	638,000
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	569,819	538,498	1,035,880
Change in unrealized gain (loss) on investment securities available for sale—net of tax	249,492	(753,543)	(123,769)

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Citizens Bancshares Corporation and subsidiaries (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through seven full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. The Company also owns and operates a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of junior subordinated debentures. All significant intercompany accounts and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the Trust has not been consolidated in the financial statements.

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

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2006, 2005, or 2004.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. In 2005, the Company realized a $346,000 loss related to the writedown on its investments in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred stocks as a result of other-than-temporary impairment. In 2006, these securities recovered some of the value written-off in 2005 and the Company was able to sell the perpetual preferred stocks for a gain of $124,000. There was no other-than-temporary impairment for securities recorded during 2006 or in 2004.

Other Investments—Other investments consist of Federal Home Loan Bank stock and Federal Reserve Bank stock which are restricted and have no readily determinable market value. These investments are carried at cost.

Loans Receivable and Allowance for Loan Losses—Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is recognized on a level yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level yield method. Premiums and discounts on loans purchased are amortized and accreted using the level yield method over the estimated remaining life of the loan purchased. The accretion and amortization of loan fees, origination costs, and premiums and discounts are presented as a component of loan interest income on the Consolidated Statements of Income.

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

Mortgage Servicing Rights—The Company allocates the total cost of a whole mortgage loan originated or purchased to mortgage servicing rights and loans based on relative fair values. Amounts capitalized as mortgage servicing rights are amortized over the period of, and in proportion to, estimated future net servicing income. The Company assesses its capitalized mortgage servicing rights for impairment based on independent appraisals of the market values of those rights. Impairments are recognized as a valuation allowance. The independent appraisals value such rights in consideration of prevailing interest rates, prepayment and default rates, and other relevant factors as appropriate. At December 31, 2006 and 2005, the fair values of mortgage servicing rights were $93,344 and $82,900, respectively, and are presented as a component of other assets in the consolidated balance sheets.

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

The following table presents information about our intangible assets:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—
Amortized intangible asset:
Core deposit intangibles	$2,836,345	$2,600,220	$2,836,345	$2,195,028

The following table presents information about aggregate amortization expense for each of the four succeeding fiscal years as follows:

	For the Years Ended December 31,
	2006	2005	2004
Aggregate amortization expense of core deposit intangibles	$405,192	$405,192	$405,192
Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2007	111,899
2008	53,240
2009	53,240
2010	17,746

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

Stock Based Compensation—On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options and warrants because the option and warrant exercise price in its plan equaled the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

The following table presents the Company’s as reported and pro forma information, including stock-based compensation expense, as if the fair-value based method had been applied, for the years ended December 31:

	2006	2005	2004
As reported net income available to common stockholders	$3,002,889	$2,343,246	$2,305,165
Add: amount of stock-based compensation expense included in net income as reported	50,480	—	—
Less: stock-based compensation expense determined under fair value method	(50,480)	(23,886)	(30,242)
Pro forma net income	$3,002,889	$2,319,360	$2,274,923
As reported earnings per share	$1.44	$1.12	$1.11
Pro forma earnings per share	$1.44	$1.11	$1.10
As reported earnings per diluted share	$1.44	$1.12	$1.11
Pro forma earnings per diluted share	$1.44	$1.11	$1.09

The fair value of the 2006 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.48%; expected volatility of 32%; risk free interest rate of 5.14% and an expected life of six years. The fair value of the 2006 Option grant was approximately $38,000. Similarly, the fair values of the options granted in 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions for the 2005 Option grant were dividend yield of 1.36%; expected volatility of 39%; risk free interest rate of 4.26% and an expected life of six years. The fair value of the 2005 Option grant was approximately $62,000.  The assumptions for the 2004 Option grant were dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2004 Option grant was approximately $67,000.

Recently Issued Accounting Standards—In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact  the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect of adoption of EITF 06-5 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Reclassifications—Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

2.                 INVESTMENT SECURITIES

Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006:
Government-sponsored enterprises securities	$6,939,456	$—	$117,229	$6,822,227
State, county, and municipal securities	16,521,848	137,214	59,436	16,599,626
Mortgage-backed securities	47,700,936	104,173	878,846	46,926,263
Totals	$71,162,240	$241,387	$1,055,511	$70,348,116
At December 31, 2005:
Government-sponsored enterprises securities	$7,937,182	$1,758	$152,738	$7,786,202
State, county, and municipal securities	14,264,973	159,272	123,619	14,300,626
Mortgage-backed securities	43,703,354	10,488	1,102,166	42,611,676
Equity securities	1,054,000	24,000	10,000	1,068,000
Totals	$66,959,509	$195,518	$1,388,523	$65,766,504

Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006:
Government-sponsored enterprises securities	$3,000,000	$—	$62,320	$2,937,680
State, county, and municipal securities	4,258,800	84,593	13	4,343,380
Mortgage-backed securities	916,050	76	39,837	876,289
Totals	$8,174,850	$84,669	$102,170	$8,157,349
At December 31, 2005:
Government-sponsored enterprises securities	$3,000,000	$—	$74,761	$2,925,239
State, county, and municipal securities	5,212,108	75,119	3,030	5,284,197
Mortgage-backed securities	1,198,559	2,631	42,034	1,159,156
Totals	$9,410,667	$77,750	$119,825	$9,368,592

The amortized costs and fair values of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,364	$5,348	$6,375	$6,392
Due after one year through five years	2,063,843	1,994,134	8,713,010	8,535,671
Due after five years through ten years	4,269,953	4,274,795	17,177,340	17,002,946
Due after ten years	1,835,690	1,883,072	45,265,515	44,803,107
	$8,174,850	$8,157,349	$71,162,240	$70,348,116

Gross realized gains on securities were $154,847, $74,854, and $138,218 in 2006, 2005, and 2004, respectively. Gross realized losses on securities were $1,200 and $79,754 in 2006 and 2004, respectively. There were no gross realized losses on securities in 2005. However, during 2005 the Company realized a $346,000 loss related to the writedown of its investments in equity portfolio as a result of other-than-temporary impairment. There was no other-than-temporary impairment for securities recorded during 2006 or in 2004.

Investment securities with carrying values of approximately $58,719,000, $53,856,000 and $77,443,000 at December 31, 2006, 2005 and 2004, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

Those investment securities held to maturity and available for sale which have an unrealized loss position at December 31, 2006 are detailed below:

Securties Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises securities	$—	$—	$2,937,680	$(62,320)	$2,937,680	$(62,320)
Mortgage-backed securites	38,994	(445)	740,376	(39,392)	779,370	(39,837)
Municipal securities	440,381	(13)	—	—	440,381	(13)
Total	$479,375	$(458)	$3,678,056	$(101,712)	$4,157,431	$(102,170)

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises securities	$984,910	$(436)	$5,837,317	$(116,793)	$6,822,227	$(117,229)
Mortgage-backed securites	2,668,285	(32,105)	32,485,238	(846,741)	35,153,523	(878,846)
Municipal securities	4,274,498	(30,253)	2,115,429	(29,183)	6,389,927	(59,436)
Total	$7,927,693	$(62,794)	$40,437,984	$(992,717)	$48,365,677	$(1,055,511)

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

3.                 LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows:

	December 31,
	2006	2005
Commercial, financial, and agricultural	$15,485,542	$12,646,712
Installment	12,244,005	10,132,378
Real estate—mortgage	162,091,528	175,739,285
Real estate—construction	29,386,206	18,830,377
Other	2,229,200	2,163,742
	221,436,481	219,512,494
Less: Net deferred loan fees	324,682	399,127
Allowance for loan losses	3,108,590	3,326,882
Discount on loans acquired	—	141,087
	$218,003,209	$215,645,398

Concentrations—The Company’s concentrations of credit risk are as follows:

•       A substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

•       The Company’s loans to area churches were approximately $37.7 million and $37.6 million at December 31, 2006 and 2005, respectively, which are generally secured by real estate.

•       The Company’s loans to area convenience stores were approximately $13.4 million and $20.9 million at December 31, 2006 and 2005, respectively. Loans to convenience stores are generally secured by real estate.

Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of year	$3,326,882	$3,182,697	$3,239,703
Provision for loan losses	30,000	287,500	850,000
Loans charged off	(528,624)	(446,992)	(1,539,360)
Recoveries on loans previously charged off	280,332	303,677	632,354
Balance—end of year	$3,108,590	$3,326,882	$3,182,697

Nonaccrual loans amounted to $3,718,000 and $4,143,000 at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, the recorded investment in loans considered to be impaired was $11,804,000 and $9,875,000, respectively. The related allowance for loan losses for these loans was $2,006,000 and $1,968,000 at December 31, 2006 and 2005, respectively. The average investment in impaired loans during 2006 and 2005 was approximately $9,767,000 and $10,213,000, respectively. Interest income recognized on impaired loans was approximately $1,080,000, $939,000, and $1,038,000 in 2006, 2005, and 2004, respectively. Interest income recognized on a cash basis was approximately $205,000, $119,000, and $73,000 in 2006, 2005, and 2004, respectively.

4.                 PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2006	2005
Land	$1,910,142	$1,910,142
Buildings and improvements	6,874,988	6,866,086
Furniture and equipment	6,718,819	5,844,254
	15,503,949	14,620,482
Less accumulated depreciation	7,653,926	6,995,528
	$7,850,023	$7,624,954

5.                 DEPOSITS

The following is a summary of interest-bearing deposits:

	December 31,
	2006	2005
Demand deposit and money market accounts	$64,849,596	$49,889,189
Savings accounts	36,101,331	41,013,052
Time deposits of $100,000 or more	51,649,681	46,721,868
Other time deposits	56,157,076	56,958,141
	$208,757,684	$194,582,250

At December 31, 2006, maturities of time deposits are approximately as follows:

2007	$94,528,215
2008	7,085,458
2009	2,627,423
2010	2,377,799
2011 and thereafter	1,187,862
$107,806,757

6.                 OTHER BORROWINGS

Federal Funds Purchased—Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. At December 31, 2006 and 2005, the Company had no amounts outstanding.

Notes Payable—At December 31, 2006 and 2005, the unsecured note payable had an outstanding principal balance of $339,647 and $439,647, respectively. The note bore interest at a rate of 7.75% at

December 31, 2006 and 6.75% at December 31, 2005 (50 basis points below the lender’s prime rate) and is payable quarterly. The principal balance is due in full on June 30, 2007.

Junior Subordinated Debentures—During 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported on our consolidated balance sheet as Junior Subordinated Debentures. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007. The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. At December 31, 2006, the interest rate on the Junior Subordinated Debentures was 8.82%.

Federal Home Loan Bank Advances—The Company has outstanding a $10 million convertible advance at December 31, 2006 and 2005 bearing interest at a fixed rate of 5.82% due April 5, 2010. The convertible advance is callable by the lender at the end of each fiscal quarter. If called, the advance will convert into a flat three month LIBOR based floating rate advance. At December 31, 2006 and 2005, the Company has variable rate advances of approximately $16.4 million and $27.7 million outstanding with a weighted average interest rate of 5.50% and 4.44%, respectively. The variable rate advances outstanding fluctuates daily depending on the liquidity needs of the Company. In August 2006, the Company received an AHP Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2006 had a remaining balance of $395,923. All of these advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 family mortgages and commercial real estate loans. As of December 31, 2006 and 2005, total loans pledged as collateral was $49,000,000 and $54,000,000, respectively. As of December 31, 2006 and 2005, maturities of the Company’s Federal Home Loan Bank Advances are approximately as follows:

			December 31,
Maturity		Rate	2006	2005
July-07		Variable (5.50% at December 31, 2006)	$16,350,000	$27,700,000
April-10		Fixed (5.82%)	10,000,000	10,000,000
August-26	(1)	N/A	395,923	—
			$26,745,923	$37,700,000

(1)          Represents an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

7.                 INCOME TAXES

The components of income tax expense consist of:

	2006	2005	2004
Current tax expense	$665,620	$1,144,711	$841,088
Deferred tax (benefit) expense	90,085	(795,256)	(191,746)
	$755,705	$349,455	$649,342

Income tax expense for the years ended December 31, 2006, 2005, and 2004 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2006	2005	2004
Income tax expense at statutory rate	$1,277,922	$915,518	$1,004,532
Tax-exempt interest income—net of
disallowed interest expense	(279,016)	(272,446)	(267,038)
Nondeductible expenses	18,209	31,437	13,101
Cash surrender value of life insurance income	(129,290)	(100,532)	(99,087)
Other—net	(132,120)	(224,522)	(2,166)
Income tax expense	$755,705	$349,455	$649,342

The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2006	2005
Deferred tax assets:
Net operating losses and credits	$410,561	$525,808
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,055,562	1,138,425
Nonaccrual loan interest	103,732	71,652
Postretirement benefit accrual	537,640	458,702
Net unrealized loss on securities available for sale	276,989	405,515
Other	49,299	90,537
Gross deferred tax asset	2,433,783	2,690,639
Valuation allowance	(128,555)	(156,993)
Total deferred tax assets	2,305,228	2,533,646
Deferred tax liabilities:
Purchased loan discount	273,665	254,316
Premises and equipment	147,096	200,683
Other	286,936	391,031
Total deferred tax liabilities	707,697	846,030
Net deferred tax assets	$1,597,531	$1,687,616

The Company has, at December 31, 2006, net operating loss carryforwards of approximately $3,944,000 for state income tax purposes, which expire in years 2007 through 2022. The Company also has certain state income tax credits of $385,000 at December 31, 2006 which expires in years 2007 through 2011. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $129,000 valuation allowance has been provided against state tax carryforwards totaling $3,247,000.

8.                 EMPLOYEE BENEFITS

Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2006, 2005, and 2004, the Company recognized $90,000, $113,000, and $126,000, respectively, in expenses related to this plan.

Other Postretirement Benefits—In addition to the Company’s defined contribution plan, the Company sponsors postretirement medical and life insurance benefit plans for full-time employees who meet certain minimum age and service requirements. The plans contain cost sharing features with retirees and the Company funds benefit payments in the period incurred.

The following table presents the plans’ changes in accumulated benefit obligation for the years ended December 31, 2006 and 2005:

	2006	2005
Accumulated benefit obligation—beginning of year	$6,326	$6,474
Interest cost	322	343
Actuarial gain (loss)	(322)	(173)
Company contributions for retirees	(318)	(318)
Accumulated benefit obligation—end of year	$6,008	$6,326

Changes in the plan assets include the following components:

	Years Ended December 31,
	2006	2005
Employer contribution	$318	$318
Benefits paid	(318)	(318)
Fair value of plan assets at end of year	$—	$—

The following table presents the plans’ funded status reconciled with amounts recognized in the consolidated balance sheets at December 31, 2006 and 2005:

	2006	2005
Funded status	$(6,008)	$(6,326)
Unrecognized actuarial (loss)	(70,643)	(75,634)
Accrued postretirement benefit costincluded in accrued expenses and other liabilities	$(76,651)	$(81,960)

Net periodic postretirement benefit cost includes the following components:

	Years Ended December 31,
	2006	2005	2004
Interest cost	$322	$343	$190
Net amortization	(5,313)	(5,432)	(5,983)
Net periodic postretirement benefit cost	$(4,991)	$(5,089)	$(5,793)

The Company used the following actuarial assumptions to determine our benefit obligations at December 31, 2006, 2005 and 2004, and our net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004, as measured at December 31:

	2006	2005	2004
Benefit Obligations
Weighted average discount rate	5.72%	5.41%	5.66%
Assumed healthcare cost trend rate(1)	—	—	—
	2006	2005	2004
Net Periodic Benefit Cost
Weighted average discount rate	5.41%	5.66%	6.01%
Assumed healthcare cost trend rate(1)	—	—	—

(1)          The healthcare cost trend rate is assumed to decrease gradually to 5%. As a result of  the Company’s curtailment of its postretirement medical plan during 2003, an assumed healthcare cost trend rate was not considered for the years ending December 31, 2006 and 2005.  At December 31, 2006, the Company continued to pay life insurance premiums for 12 retirees totaling $318 under the curtailed plan.

The Company expects to contribute $318 to its postretirement medical plan from January 1, 2007 through December 31, 2007.

Benefit payments estimated to be paid in 2007 to 2015 are as follows:

2007	$318
2008	318
2009	318
2010	318
2011 and 2015	1,590

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

The increase in cash surrender value of the contracts, less the Bank’s premiums, constitutes the Bank’s contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2006 and 2005, the cash surrender value of these insurance contracts was $9,363,656 and $9,105,107, respectively.

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

	Contractual Amount
	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$56,314,964	$42,287,000
Commercial letters of credit	3,353,000	3,381,000

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

Leases—As of December 31, 2006, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2007	$316,544
2008	391,952
2009	401,675
2010	410,904
2011	423,125
Thereafter	2,188,561
$4,132,761

Rent expense in 2006, 2005, and 2004 was approximately $425,000, $437,000, and $411,000, respectively.

Legal—During 2006, a jury awarded a $100,000 judgment against the Company. The Company is appealing the ruling to have the jury award reversed and the accrual for this loss is reflected in the December 31, 2005 Consolidated Financial Statements. During 2003, a jury awarded a $250,000 judgment against the Company for lenders’ liability. The Company appealed and succeeded in having the jury award reversed in 2005. The reversal of the accrual for the $250,000 loss is reflected in the December 31, 2005 Consolidated Financial Statements. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial statements.

10.          STOCK OPTIONS

1998 Option—On January 30, 1998, the Company granted its president an option to purchase 17,500 shares of common stock of the Company at an exercise price of $9.88 per share (the “1998 Option”) as compared to trades of stock at $5.00 per share around the date of grant. The 1998 Option vests at a rate of 20% per year, commencing on January 30, 1999. The option’s term is ten years from the date of vesting, and at December 31, 2006, all options granted under the 1998 Option remained outstanding.

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

2002 Option—On January 16, 2002, the Company granted its president and certain senior officers options to purchase 21,100 shares of common stock of the Company at an exercise price of $7.00 per share (the “2002 Option”), which equaled the market price of the stock on the date of grant. The 2002 Option vests at a rate of 33.3% per year, commencing on January 16, 2003. The option’s term is ten years from the date of grant, and at December 31, 2006, 10,176 options to purchase shares under the 2002 Option remained outstanding.

The fair value of the 2002 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.37%; expected volatility of 46%; risk free interest rate of 4.88% and an expected life of four years. The fair value of the 2002 Option grant was approximately $52,000.

2004 Option—On January 21, 2004, the Company granted its president options to purchase 15,000 shares of common stock of the Company at an exercise price of $11.89 per share (the “2004 Option”), as compared to trades of stock at $11.20 per share on the date of grant. The 2004 Option vests at a rate of 33.3% per year, commencing on January 21, 2005. The option’s term is ten years from the date of grant, and at December 31, 2006, 15,000 options to purchase shares under the 2004 Option remained outstanding.

The fair value of the 2004 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.40%; expected volatility of 42%; risk free interest rate of 4.05% and an expected life of six years. The fair value of the 2006 Option grant was approximately $67,000.

2005 Option—On April 25, 2005, the Company granted its president and certain officers options to purchase 21,000 shares of common stock of the Company at an exercise price of $13.41 per share (the “2005 Option”), as compared to trades of stock at $13.00 per share on the date of grant. The 2005 Option vests at a rate of 33.3% per year, commencing on April 24, 2006. The option’s term is ten years from the date of grant, and at December 31, 2005, 14,500 options to purchase shares under the 2005 Option remained outstanding.

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

A summary of the status of the Company’s stock options as of December 31, 2006, 2005, and 2004, and changes during the years ended on those dates is presented below:

	2006			2005		2004
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	60,176	$10.92	10.92 years	47,476	$9.61	35,300	$8.43
Granted	16,000	11.45		21,000	13.41	15,000	11.89
Expired/Terminated	(3,000)	13.41		(8,300)	9.70	(2,824)	7.00
Outstanding—end of year	73,176	$10.92	6.92 years	60,176	$10.92	47,476	$9.61
Options exercisable at year-end	52,299	$9.76	5.17 years	40,299	$8.86	29,366	$8.72

The following table summarizes information about stock options outstanding under the Company’s plan at December 31, 2006:

	2006
	Shares	Weighted Average Grant Day Fair Value	Aggregate Intrinsic Value
Non-vested—beginning of year	19,877	$4.15
Outstanding—beginning of year	60,176
Granted	16,000	$3.96
Exercised	—
Expired/Terminated	(3,000)	$4.93
Outstanding—end of year	73,176
Exercised	42,509		$83,677
Non-vested—at year-end	30,667	$4.35	$79,677

The total fair value of options vested during 2006, 2005 and 2004 was $46,177, $39,722 and $17,372, respectively.

11.          NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2006, 2005, 2004.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2006
Basic earnings per share	$3,002,889	2,087,002	$1.44
Effect of dilutive securities: option to purchase common shares	—	—	—
Diluted earnings per share	$3,002,889	2,087,002	$1.44
Year ended December 31, 2005
Basic earnings per share	$2,343,246	2,085,732	$1.12
Effect of dilutive securities: option to purchase common shares	—	10,717	—
Diluted earnings per share	$2,343,246	2,096,449	$1.12
Year ended December 31, 2004
Basic earnings per share	$2,305,165	2,075,040	$1.11
Effect of dilutive securities: option to purchase common shares	—	9,559	—
Diluted earnings per share	$2,305,165	2,084,599	$1.11

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

Loans Receivables—The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$8,615	$8,615	$11,289	$11,289
Interest-bearing deposits with banks	4,589	4,589	398	398
Cetificates of deposit	100	100	100	100
Investment securities	78,523	78,505	75,177	75,135
Other investments	2,246	2,246	2,835	2,835
Loans—net	218,003	215,959	215,645	211,608
Cash surrender value of life insurance	9,364	9,364	9,105	9,105
Financial liabilities:
Deposits	269,020	249,564	254,669	235,921
Notes payable	340	340	440	440
Advances from Federal Home Loan Bank	26,746	26,947	37,700	38,038
Junior subordinated debentures	5,155	5,155	5,155	5,199
Off-balance-sheet financial instruments:	Notional amount	Estimated fair value	Notional amount	Estimated fair value

Commitments to extend credit	$56,315	—	$42,287	—
Commercial letters of credit	3,353	—	3,381	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the various regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total capital (to risk weighted assets):
Consolidated	$38,056	16%	$18,992	8%	N/A	N/A
Bank	38,162	16%	18,962	8%	$23,702	10%
Tier I capital (to risk weighted assets):
Consolidated	35,086	15%	9,496	4%	N/A	N/A
Bank	35,197	15%	9,481	4%	14,221	6%
Tier I capital (to average assets):
Consolidated	35,086	11%	13,051	4%	N/A	N/A
Bank	35,197	11%	13,031	4%	16,289	5%
As of December 31, 2005
Total capital (to risk weighted assets):
Consolidated	$34,860	15%	$18,256	8%	N/A	N/A
Bank	34,988	15%	18,226	8%	$22,783	10%
Tier I capital (to risk weighted assets):
Consolidated	31,995	14%	9,128	4%	N/A	N/A
Bank	32,128	14%	9,113	4%	13,670	6%
Tier I capital (to average assets):
Consolidated	31,995	10%	13,055	4%	N/A	N/A
Bank	32,128	10%	13,040	4%	16,300	5%

Dividend Limitation—The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year’s earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2007 is approximately $1,731,000.

14.          RELATED-PARTY TRANSACTIONS

Certain of the Company’s directors, officers, principal shareholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2006. Some of the Company’s directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2006.

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

The following table summarizes the activity in these loans during 2006 and 2005:

	Years Ended December 31,
	2006	2005
Balance at beginning of year	$4,457,902	$5,004,101
New loans	2,433,060	3,601,300
Repayments	(1,925,670)	(4,147,499)
Balance—end of year	$4,965,292	$4,457,902

Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $2,099,000 and $1,908,000 at December 31, 2006 and 2005, respectively.

15.          SUPPLEMENTARY INCOME STATEMENT INFORMATION

Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2006	2005	2004
Professional services—legal	$294,191	$298,506	$480,107
Professional services—other	530,634	709,539	976,815
Stationery and supplies	172,123	137,785	241,287
Advertising	534,396	208,709	383,386
Data processing	667,401	656,184	677,115
ATM Charges	432,168	380,659	288,720
Postage	245,858	251,032	270,458
Telephone	364,492	407,737	379,746
Amortization of core deposit intangible	405,192	405,192	405,192
Security and protection expense	310,335	352,336	389,157
Other benefit expenses	307,034	300,095	360,012
Other losses	157,401	251,796	115,414
Other miscellaneous expenses	1,056,406	1,335,054	1,475,138
	$5,477,631	$5,694,624	$6,442,547

16.          CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2006	December 31, 2005
Balance Sheets
Assets:
Cash	$23,123	$143,022
Investment in Bank	35,260,535	32,347,144
Investment in Trust	155,000	155,000
Other assets	226,918	211,516
	$35,665,576	$32,856,682
Liabilities and stockholders’ equity:
Note payable	$339,647	$439,647
Junior subordinated debentures	5,155,000	5,155,000
Other liabilities	21,223	47,646
Total liabilities	5,515,870	5,642,293
Stockholders’ equity	30,149,706	27,214,389
	$35,665,576	$32,856,682

	For the Years Ended December 31,
	2006	2005	2004
Statements of Income and Comprehensive Income
Dividends from subsidiaries	$797,528	$672,042	$311,081
Other revenue	72	12,186	148
Total revenue	797,600	684,228	311,229
Interest expense	461,590	366,752	269,586
Other expense	232,423	265,619	349,928
Total expenses	694,013	632,371	619,514
Income before income tax benefit and equity in undistributed earnings of the subsidiaries	103,587	51,857	(308,285)
Income tax benefit	235,403	215,360	211,364
Income (loss) before equity in undistributed earnings of the subsidiaries	338,990	267,217	(96,921)
Equity in undistributed earnings of the subsidiaries	2,663,899	2,076,029	2,402,086
Net income	3,002,889	2,343,246	2,305,165
Other comprehensive income (loss)	249,492	(753,542)	(123,769)
Comprehensive income	$3,252,381	$1,589,704	$2,181,396

	Years Ended December 31,
	2006	2005	2004
Statements of Cash Flows
Cash flows from operating activities—
Net income	$3,002,889	$2,343,246	$2,305,165
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of the subsidiaries	(2,663,899)	(2,076,029)	(2,402,087)
Stock based compensation plan	50,480	—	—
Change in other assets	(15,402)	183,368	312,463
Change in other liabilities	(26,423)	(13,470)	(23,650)
Net cash provided by operating activities	347,645	437,115	191,891
Cash flows from financing activities:
Payment on note payable	(100,000)	(100,000)	—
Dividends paid	(355,732)	(313,033)	(311,081)
Sale (purchase) of treasury stock	(11,812)	56,227	67,598
Net cash used in financing activities	(467,544)	(356,806)	(243,483)
Net change in cash	(119,899)	80,309	(51,592)
Cash:
Beginning of year	143,022	62,713	114,305
End of year	$23,123	$143,022	$62,713
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$461,590	$368,545	$273,489
Income taxes	$960,000	$323,000	$628,000
Noncash investing activity—
Change in Bank’s unrealized gain (loss) on investment securities available for sale—net of tax	$249,492	$(753,542)	$(123,768)

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)                    The list of all financial statements is included at Item 8.

(a)(2)                    The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)                    Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Instruments Defining the Rights of Security Holders.(3)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(4)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(4)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(4)
10.5	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(5)
10.6	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(5)
10.7*	Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation(6)
10.8*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation(6)
10.9*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation(6)
10.10*	Change in Control Agreement by and between Robert E. Nesbitt and Citizens Bancshares Corporation(6)
10.11*	Change in Control Agreement by and between Roger Botwin and Citizens Bancshares Corporation(6)
21.1	List of subsidiaries.(5)
23.1	Consent of Elliott Davis, LLC.
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)          Incorporated by reference to exhibit of same number in the Company’s Form 10-K for the year ended December 31, 2005.

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

CITIZENS BANCSHARES CORPORATION
By:	/s/ JAMES E. YOUNG
James E. Young
President and Chief Executive Officer
Date:	March 30, 2007

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

Signature	Title	Date

/s/ RAY ROBINSON	Chairman of the Board	March 30, 2007
Ray Robinson
/s/ ROBERT L. BROWN	Director	March 30, 2007
Robert L. Brown
/s/ STEPHEN ELMORE	Director	March 30, 2007
Stephen Elmore
/s/ C. DAVID MOODY	Director	March 30, 2007
C. David Moody
/s/ MERCY P. OWENS	Director	March 30, 2007
Mercy P. Owens
/s/ DONALD RATAJCZAK	Director	March 30, 2007
Donald Ratajczak
/s/ H. JEROME RUSSELL	Director	March 30, 2007
H. Jerome Russell
/s/ JAMES E. WILLIAMS	Director	March 30, 2007
James E. Williams
/s/ JAMES E. YOUNG	Director, President and Chief Executive Officer*	March 30, 2007
James E. Young
/s/ CYNTHIA N. DAY	Senior Executive Vice President and Chief Operating Officer**	March 30, 2007
Cynthia N. Day
/s/ SAMUEL J. COX	Senior Vice President and Chief Financial Officer***	March 30, 2007
Samuel J. Cox

*                    Principal executive officer

**             Principal operating officer

***      Principal accounting and financial officer