Form 10-Q
period 2007-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2007-05-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 1,998,910 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on April 30, 2007.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(In thousands, except share data)

	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$7,113	$8,615
Interest-bearing deposits with banks	17,486	4,589
Certificates of deposit	100	100
Investment securities available for sale, at fair value	68,037	70,348
Investment securities held to maturity, at cost	8,115	8,175
Other investments	1,554	2,246
Loans receivable, net	211,248	218,003
Premises and equipment, net	7,876	7,850
Cash surrender value of life insurance	9,444	9,364
Foreclosed real estate	2,684	130
Other assets	5,658	5,765

Total assets	$339,315	$335,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$60,200	$60,262
Interest-bearing deposits	229,054	208,758

Total deposits	289,254	269,020

Accrued expenses and other liabilities	3,248	3,774
Notes payable	340	340
Junior subordinated debentures	5,155	5,155
Advances from Federal Home Loan Bank	10,666	26,746

Total liabilities	308,663	305,035

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,513	7,497
Retained earnings	23,147	22,786
Treasury stock at cost, 231,155 shares at March 31, 2007 and 234,442 at December 31, 2006	(1,888)	(1,915)
Accumulated other comprehensive loss, net of income taxes	(440)	(538)

Total stockholders’ equity	30,652	30,150

	$339,315	$335,185

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Interest income:
Loans, including fees	$4,384	$4,356
Investment securities:
Taxable	684	621
Tax-exempt	215	215
Interest-bearing deposits	174	12

Total interest income	5,457	5,204

Interest expense:
Deposits	1,767	1,240
Other borrowings	299	439
Total interest expense	2,066	1,679

Net interest income	3,391	3,525

Provision for loan losses	—	30

Net interest income after provision for loan losses	3,391	3,495

Noninterest income:
Service charges on deposits	701	862
Gain (loss) on sales of securities	(33)	3
Gain (loss) on sales of assets	6	31
Other operating income	355	400

Total noninterest income	1,029	1,296

Noninterest expense:
Salaries and employee benefits	1,871	2,000
Net occupancy and equipment	538	614
Other operating expenses	1,371	1,321

Total noninterest expense	3,780	3,935

Income before income taxes	640	856

Income tax expense	105	176

Net income	$535	$680

Net income per share - basic	$0.26	$0.33

Net income per share - diluted	$0.26	$0.32

Weighted average outstanding shares - basic	2,086	2,089

Weighted average outstanding shares - diluted	2,087	2,100

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited – In thousands, except parenthetical footnotes)

	Common Stock		Nonvoting Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2005	2,230	$2,230	90	$90	$7,439	$20,138	(231)	$(1,896)	$(787)	$27,214

Net income	—	—	—	—	—	680	—	—	—	680
Unrealized holding losses on investment securities available for sale—net of taxes of $4,787	—	—	—	—	—	—	—	—	9	9
Less reclassification adjustment for holding gains included in net income—net of taxes of $1,129	—	—	—	—	—	—	—	—	(2)	(2)

Comprehensive loss	—	—	—	—	—	—	—	—	—	687
Stock based compensation expense	—	—	—	—	11	—	—	—	—	11
Reclassification adjustment of treasury stock	—	—	—	—	5	—	—	14	—	19

Balance—March 31, 2006	2,230	$2,230	90	$90	$7,455	$20,818	(231)	$(1,882)	$(780)	$27,931

Balance—December 31, 2006	2,230	$2,230	90	$90	$7,497	$22,786	(234)	$(1,915)	$(538)	$30,150

Net income	—	—	—	—	—	535	—	—	—	535
Unrealized holding losses on investment securities available for sale—net of taxes of $39,325	—	—	—	—	—	—	—	—	76	76
Less reclassification adjustment for holding gains included in net income—net of taxes of $11,178	—	—	—	—	—	—	—	—	22	22

Comprehensive income	633									633

Cumulative effect of adoption of fair value option	—	—	—	—	—	(174)	—	—	—	(174)
Stock based compensation expense	—	—	—	—	15	—	—	—	—	15
Sale of Treasury stock	—	—	—	—	1	—	3	27	—	28

Balance—March 31, 2007	2,230	$2,230	90	$90	$7,513	$23,147	(231)	$(1,888)	$(440)	$30,652

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In thousands)

	March 31,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$535	$680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30
Depreciation	189	179
Amortization and accretion, net	131	81
Provision for deferred income taxes (benefit)	226	(25)
(Gain) loss on sale of assets and investments	27	(26)
Stock based compensation expense	14	11
Change in other assets	(232)	109
Change in accrued expenses and other liabilities	(527)	(207)
Net cash provided by operating activities	363	832
INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	57	102
Proceeds from sales and maturities of investment securities available for sale	3,400	3,421
Purchases of investment securities available for sale	(1,016)	(7,403)
Net change in other investments	693	460
Net change in loans receivable	4,088	(719)
Net proceeds from the sale of foreclosed properties	101	394
Purchases of premises and equipment, net	(210)	(108)
Net change in interest bearing deposits with banks	(12,897)	(800)
Net change in certificates of deposit	—	(100)
Net cash used by investing activities	(5,784)	(4,753)
FINANCING ACTIVITIES:
Net change in deposits	20,234	13,472
Sale of treasury stock activity	27	—
Net change in advances from Federal Home Loan Bank	(16,342)	(8,100)
Net cash provided by financing activities	3,919	5,372
Net change in cash and cash equivalents	(1,502)	1,451
Cash and and cash equivalents, beginning of period	8,615	11,289
Cash and and cash equivalents at end of period	$7,113	$12,740
Supplemental disclosures of cash paid during the period for:
Interest	$2,021	$1,770
Income taxes	$334	$95,000

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$2,654	—
Change in unrealized gain on investment securities available for sale, net of taxes	$98	$7
Cumulative effect of adoption of fair value option (charged to Retained earnings)	$173	$—

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2007 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2007 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial

Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company is currently analyzing the effect of the adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007.  The Company is currently analyzing the effect of the adoption of EITF 06-5 on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.     ADOPTION OF STOCK STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 159 (SFAS 159) “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES”

To improve the financial reporting of its financial liabilities, the Company has elected to adopt SFAS 159 early.  The Company has several types of advances from the Federal Home Loan Bank (FHLB), which are reflected on its balance sheet as a mixture of fair value and book value.  The early adoption of SFAS 159 allows the Company to reflect its total outstanding advances at fair value.  The fair value presentation of FHLB advances is consistent with the reporting of the Company's other borrowed funds, which approximate fair value.

Description	Balance at 1/1/07 prior to Adoption	Net Loss upon Adoption	Balance at 1/1/07 after Adoption
Advances from Federal Home Loan Bank	$10,000	$263	$10,263
Pretax cumulative effect of adoption of the fair value option		263
Decrease in deferred tax asset		(89)
Cumulative effect of adoption of the fair value option (charge to retained earnings)		$174

In connection with the adoption of SFAS 159 the Company was required to adopt Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2007.

Description	3/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
FHLB Advances	$10,000	$—	$274	$—
Total	$10,000	$—	$274	$—

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

The following table presents information about the Company’s intangible assets at (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,672	$2,836	$2,600

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended March 31, 2007	For the 3 months ended March 31, 2006
Aggregate amortization expense of core deposit intangibles:	$72	$101

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2007	$112
2008	$53
2009	$53
2010	$18

4.     COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Net Income	$535	$680

Other comprehensive income	98	7

Comprehensive income	$633	$687

5.     STOCK OPTIONS

2006 Option—On May 1, 2006, the Company granted its president and certain officers options to purchase 16,000 shares of common stock of the Company at an exercise price of $11.45 per share (the “2006 Option”), as compared to trades of stock at $11.40 per share on the date of grant.  The 2006 Option vests at a rate of 33.3% per year, commencing on May 1, 2007. The option’s term is ten years from the date of grant, and at March 31, 2007, 16,000 options to purchase shares under the 2006 Option remained outstanding. There were no options issued in the first quarter of 2007.

The fair value of the 2006 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.48%; expected volatility of 32%; risk free interest rate of 5.14% and an expected life of six years. The fair value of the 2006 Option grant was approximately $38,000.

A summary of the status of the Company’s stock options for the three month period ended March 31, 2007 is presented below:

	For the 3 months ended
	March 31, 2007
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life

Outstanding—beginning of period	73,176	$10.93	6.92 years

Granted	—	—

Expired/Terminated	—	—

Outstanding—end of period	73,176	$10.93	6.16 years

Options exercisable at end of period	47,509	$10.28

The following table summarizes information about stock options outstanding under the Company’s plan at March 31, 2007:

	2007
		Weighted	Aggregate
		Average Grant Day	Intrinsic
	Shares	Fair Value	Value

Non-vested—beginning of year	30,667	$4.35
Outstanding—beginning of year	73,176
Granted	—
Exercised	—
Expired/Terminated	—
Outstanding—end of year	73,176
Exercisable	47,509		$46,466
Non-vested—at year-end	25,667	$4.33	$46,466

The total fair value of options vested at March 31, 2007 and December 31, 2006 was $22,350, and $46,177, respectively.

6.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

			Per Share
	Net Income	Shares	Amount
	(Numerator)	(Denominator)

Three Months ended March 31, 2007

Basic earnings per share	$535	2,086	$0.26
Effect of dilutive securities: options to purchase common shares	—	1	—

Diluted earnings per share	$535	2,087	$0.26

Three Months ended March 31, 2006

Basic earnings per share	$680	2,089	$0.33
Effect of dilutive securities: options to purchase common shares	—	11	(0.01)

Diluted earnings per share	$680	2,100	$0.32

RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

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

The following discussion is of the Company’s financial condition as of March 31, 2007 and December 31, 2006, and the changes in the financial condition and results of operations for the three month periods ended March 31, 2007 and 2006.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2007 or 2006.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At March 31, 2007, the Company’s total assets increased by $4 million to $339,315,000.  Interest bearing deposits with banks increased by $12,897,000 or 281 percent primarily as a result of an 8 percent increase in deposits and a 3 percent decline in total investments.  Also, cash and due from banks, a non-earning asset, decreased $1,502,000 due to a strategy implemented last year to reduce this asset category and shift these funds into interest earning assets.

The decrease in loans receivable, net, by $6.8 million or 3 percent is mainly due to two significant lending relationships totaling over $4.2 million that the Company did not renew due to weakening financial conditions.  Also, the Company foreclosed on a failed real estate loan, transferring approximately $2.6 million from loans receivable, net to foreclosed real estate.  As a result of the current economic conditions, the Company is being more conservative in its lending criteria and is actively managing its loan portfolio to prevent significant losses.

Foreclosed real estate, as mentioned above, increased by $2.6 million as a result of the collateral seized on a troubled loan.  The collateral has an “as is” liquidated value of $3,039,000 and an “as is” value of $3,971,000.  The Company is in the process of selling the collateral and does not expect a loss on the sale of the property.

Total liabilities increased $3.6 million to $309 million at March 31, 2007 compared to $305 million at December 31, 2006. This increase is primarily due to a $20 million increase in total deposits.  Advances from Federal Home Loan Bank (FHLB), another significant component of total liabilities, decreased $16 million to $10.7 million at March 31, 2007.  The Company used the excess liquidity generated from its deposit growth to pay down its outstanding borrowings with the FHLB to reduce the yield its pays on interest-bearing liabilities.

INVESTMENT SECURITIES

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, and mortgage backed bonds.  At March 31, 2007 and December 31, 2006, the Company’s investment securities portfolio represented approximately 23% and 24%, respectively, of total assets.

Investment securities available for sale are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2007

Government-sponsored enterprises securities	$6,941	$2	$90	$6,853
State, county, and municipal securities	17,532	142	48	$17,626
Mortgage-backed securities	44,229	125	796	$43,558
Totals	$68,702	$269	$934	$68,037

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006

Government-sponsored enterprises securities	$6,939	$—	$117	$6,822
State, county, and municipal securities	16,522	137	59	16,600
Mortgage-backed securities	47,701	104	879	46,926
Totals	$71,162	$241	$1,055	$70,348

Investment securities held to maturity are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2007

Government-sponsored enterprises securities	$3,000	$—	$48	$2,952
State, county, and municipal securities	4,258	87	—	4,345
Mortgage-backed securities	857	—	37	820
Totals	$8,115	$87	$85	$8,117

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006

Government-sponsored enterprises securities	$3,000	$—	$62	$2,938
State, county, and municipal securities	4,259	84	—	4,343
Mortgage-backed securities	916	—	40	876
Totals	$8,175	$84	$102	$8,157

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost.  The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At March 31, 2007, the Company had several debt securities that have been in an unrealized loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		March 31,	December 31,
		2007	2006

Commercial, financial, and agricultural		$15,421	$15,486
Installment		11,778	12,244
Real estate - mortgage		159,808	162,092
Real estate - construction		25,414	29,386
Other		2,183	2,229
	Loans receivable	214,604	221,437
Less:	Net deferred loan fees	312	325
	Allowance for loan losses	3,044	3,109

	Loans receivable, net	$211,248	$218,003

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

Nonperforming assets increased during the first quarter of 2007 by $3,623,000 to $7,471,000 at March 31, 2007 from $3,848,000 at December 31, 2006.  This increase primarily relates to a $2.6 million loan secured by real estate that the Company foreclosed on and transferred to foreclosed real estate.  The value of the collateral pledged to this loan has an “as is” liquidated value of $3,039,000 and an “as is” value of $3,971,000.  The Company is in the process of selling the collateral and does not expect a loss on the sale of the property.  The remaining increase in nonperforming assets relates to nonperforming mortgage loans.  Management is in the process of foreclosing on these properties so that they can be liquidated.  The Company does not expect any losses as many of these properties have private mortgage insurance and sufficient market value to offset the principal balance outstanding.

Nonperforming assets represents 3.44% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at March 31, 2007 as compared to 1.74% at December 31, 2006.  At March 31, 2007, $869,000 of the $4,787,000 nonperforming loans were guaranteed by the U.S. Government through the Small Business Administration Program.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$4,787	$3,718
Past-due loans of 90 days or more	—	—
Nonperforming loans	4,787	3,718

Real estate acquired through foreclosure	2,684	130
Total nonperforming assets	$7,471	$3,848

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	2.23%	1.68%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	3.44%	1.74%

Nonperforming assets to total assets	2.20%	1.15%

Allowance for loan losses to nonperforming loans	63.60%	83.61%

Allowance for loan losses to nonperforming assets	40.75%	80.78%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the three month period ended March 31, 2007, management determined that no additions to the provision for loan losses were necessary.  For the same period in 2006, the Company added $30,000 to the provision for loan losses.

The allowance for loan losses at March 31, 2007 was approximately $3,044,000, representing 1.42% of total loans, net of unearned income and discounts compared to approximately $3,109,000 at December 31, 2006, which also represented 1.50% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta market, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $38 million at March 31, 2007 and at December 31, 2006, respectively.  The Company’s loans to area convenience stores were approximately $10 million at March 31, 2007 and $13 million at December 31, 2006.  Accordingly, the ultimate collectability of the substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month periods ended March 31, 2007 and 2006 (amount in thousands, except financial ratios):

	2007	2006

Loans, net of unearned income and discounts	$214,292	$219,510

Average loans, net of unearned income, discounts and the allowance for loan losses	$215,508	$215,988

Allowance for loan losses at the beginning of period	$3,109	$3,327

Loans charged-off:
Commercial, financial, and agricultural	34	—
Real estate - loans	26	91
Installment loans to individuals	53	21
Total loans charged-off	113	112

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	15	11
Real estate - loans	17	10
Installment loans to individuals	16	16
Total loans recovered	48	37

Net loans charged-off	65	75

Additions to allowance for loan losses charged to operating expense	—	30

Allowance for loan losses at period end	$3,044	$3,282

Ratio of net loans charged-off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.03%	0.03%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.42%	1.50%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits for the first quarter of 2007 increased by 8% or $20,234,000 to $289,254,000, driven by interest-bearing deposits which increased by 10% or $20,296,000.  The increase in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  In addition, the Company has an ongoing sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2007	2006

NOW and money market accounts	$71,611	$64,850
Savings accounts	35,948	36,101
Time deposits of $100,000 or more	67,928	51,650
Other time deposits	53,567	56,157
	$229,054	$208,758

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $10,666,000 at March 31, 2007 and $26,746,000 at December 31, 2006.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type		March 31, 2007		December 31, 2006

July 2007	Daily	Variable		—	$—	5.50%	$16,350,000
April 2010	Quarterly	Fixed		5.82%	10,274,000	5.82%	10,000,000
August 2026			(1)	—	392,000		396,000

Total Principal Outstanding					$10,666,000		$26,746,000
Weighted Average Rate at Period End				5.61%		5.54%

(1)          Represents an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

The Company had an unsecured note payable of approximately $340,000 at March 31, 2007 and December 31, 2006.  The note bears interest at a rate of 7.75% (the lender’s prime rate minus 50 basis points).

During 2002, the Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrue and pay distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported in our consolidated balance sheet as Junior Subordinated Debentures.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007.  The Company has the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  At March 31, 2007, the interest rate on the junior subordinated debenture was 8.82%.

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

Net interest income decreased $134,000 to $3,391,000 for the first quarter of 2007 from $3,525,000 for the first quarter of 2006.  This decrease is a result of the Company operating in a difficult interest rate environment of a flat to inverted yield curve throughout the quarter, which has increased the

Company’s funding cost.

For the three month period ending March 31, 2007, total interest expense was $2,066,000, an increase of $387,000 compared to the same period in 2006. For the first quarter of 2007, total interest income increased $253,000 compared to the first quarter of 2006.

Provision for loan losses

For the first quarter of 2007, management determined that no additions to the provisions for loan losses were necessary compared to $30,000 for the same period in 2006.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  The allowance for loan losses was $3,044,000 in the first quarter of 2007 compared to $3,109,000 at December 31, 2006.  At March 31, 2007, the allowance for loan losses was 64 percent of the nonperforming loans compared to 84 percent at December 31, 2006.  At March 31, 2007, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,029,000 for the three month period ended March 31, 2007, a decrease of $267,000 or 21% compared with the same period ended March 31, 2006. This decrease is primarily attributed to decreases of $161,000 and $45,000 in deposit and service fee income, and other noninterest income, respectively.  Overdraft fees are a significant component of service charges on deposit and decreased $131,000 compared to the same three month period last year.  Overdraft fees, due to their nature, fluctuate monthly based on the short-term loan need of the customers.  Gains on the sales of securities and sales of assets also decreased during the period by $36,000 and $25,000, respectively.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense totaled $3,780,000 for the three month period ended March 31, 2007, a decrease of $155,000 or 4% compared to the same period last year.  The decrease is due to the Company continuing strategy to reduce overhead cost and improve the efficiency throughout its financial centers network.  In March 2007, the Company sold a former financial center building for a gain of $3,600.

For the first quarter of 2007, salaries and employee benefits decreased $129,000 and, occupancy and equipment expenses decreased $76,000, partially offset by a $50,000 increase in other operating expenses compared to the same period last year. The increase in other operating expenses is due to a $200,000 award levied against the Company by the Superior Court of DeKalb County, Georgia for attorney fees associated with a former court case decided against the Company and which is being appealed. The Company considers the attorney fees awarded to be excessive and unwarranted considering the amount of the judgment awarded by the jury in the case, and is appealing to have the fee reversed.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at March 31, 2007.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2007.

	Cumulative amounts as of March 31, 2007
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Investments	$—	$2,096	$10,982	$63,074	$76,152
Certificates of deposit	—	100		—	100
Loans	59,221	38,149	75,274	41,960	214,604
Interest-bearing deposits with other banks	17,486	—	—	—	17,486
Total interest-sensitive assets	$76,707	$40,345	$86,256	$105,034	$308,342

Interest-sensitive liabilities:
Deposits (a)	$129,853	$86,813	$9,651	$2,737.00	$229,054
Notes payable	340	—	—	—	340
Junior subordinated debentures	—	5,155	—	—	5,155
Other borrowings	—	—	10,274	392	10,666
Total interest-sensitive liabilities	$130,193	$91,968	$19,925	$3,129	$245,215

Interest-sensitivity gap	$(53,486)	$(51,623)	$66,331	$101,905	$63,127

Cumulative interest-sensitivity gap to total interest-sensitive assets	(17.35)%	(34.09)%	(12.58)%	20.47%	20.47%

(a) Savings, Now, and money market deposits totaling  $107,559 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  As of March 31, 2007, this amount was approximately $1,731,000.  The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

CAPITAL RESOURCES

Stockholders’ equity increased $502,000 for the three months ended March 31, 2007, primarily due to earnings.  Retained earnings increased by net income of $535,000, reduced by a cumulative effect adjustment in the amount of $174,000 as a result of the early adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of March 31, 2007 and December 31, 2006, the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16%, 15% and 11% respectively.  As of March 31, 2007, the Company met all capital adequacy requirements to which it is subject.

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

Quantitative information about the Company’s market risk at March 31, 2007 is as follows (in thousands):

	2007
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp

Financial assets:
Interest-bearing deposits with banks	$17,486	$17,486	—%	—%
Certificates of deposit	100	100	—	—
Investment securities	76,152	76,154	2.32	(3.36)
Loans receivable	211,248	209,568	1.43	(1.51)

Financial liabilities:
Interest-bearing deposits	229,054	219,579	1.03	(1.07)
Notes payable	340	340	—	—
Junior subordinated debentures	5,155	5,155	—	—
Advances from Federal Home Loan Bank	10,666	10,666	—	—

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

ITEM 4.      CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13g-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 in timely alerting them to material information required to be included in our reports filed with or furnished to the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Subsequent to March 31, 2007, on April 19, 2007, the Superior Court of DeKalb County, Georgia awarded $200,000 in attorney fees associated with a former court case against the Company.  The Company considers the attorney fees awarded to be excessive and unwarranted considering the amount of the judgment awarded by the jury, and is appealing the case to the Georgia Supreme Court to have the attorney fees reversed. The accrual for the attorney fees is reflected in the March 31, 2007 Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2007, the Company issued 3,287 shares of unregistered stock pursuant to the Company’s Employee Stock Purchase Plan at a price of $8.46 per share.

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

CITIZENS BANCSHARES CORPORATION

Date: May 15, 2007	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: May 15, 2007	By:	/s/ Samuel J. Cox
Samuel J. Cox
Senior Vice President and
Chief Financial Officer