Form 10-Q
period 2007-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2007-08-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No:  0-14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1631302
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:      (678) 406-4000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,002,548 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on July 31, 2007.

PART 1.                FINANCIAL INFORMATION

ITEM 1.  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(In thousands, except share data)

	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$8,461	$8,615
Interest-bearing deposits with banks	2,095	4,589
Certificates of deposit	100	100
Investment securities available for sale, at fair value	64,898	70,348
Investment securities held to maturity, at cost	8,060	8,175
Other investments	1,731	2,246
Loans receivable, net	229,278	218,003
Premises and equipment, net	7,854	7,850
Cash surrender value of life insurance	9,530	9,364
Foreclosed real estate	3,072	130
Other assets	5,924	5,765

Total assets	$341,003	$335,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$65,449	$60,262
Interest-bearing deposits	222,491	208,758

Total deposits	287,940	269,020

Accrued expenses and other liabilities	3,693	3,774
Federal funds purchased	2,000	—
Notes payable	340	340
Junior subordinated debentures	—	5,155
Advances from Federal Home Loan Bank	16,651	26,746

Total liabilities	310,624	305,035

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,527	7,497
Retained earnings	23,421	22,786
Treasury stock at cost, 231,155 shares at June 30, 2007 and 234,442 at December 31, 2006	(1,889)	(1,915)
Accumulated other comprehensive loss, net of income taxes	(1,000)	(538)

Total stockholders’ equity	30,379	30,150

	$341,003	$335,185

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$4,630	$4,622	$9,013	$8,978
Investment securities:
Taxable	657	638	1,341	1,259
Tax-exempt	217	226	432	441
Interest-bearing deposits	84	12	259	24
Total interest income	5,588	5,498	11,045	10,702

Interest expense:
Deposits	1,819	1,396	3,586	2,636
Other borrowings	275	398	574	837
Total interest expense	2,094	1,794	4,160	3,473

Net interest income	3,494	3,704	6,885	7,229

Provision for loan losses	—	—	—	30

Net interest income after provision for loan losses	3,494	3,704	6,885	7,199

Noninterest income:
Service charges on deposits	767	862	1,468	1,725
Gain (loss) on sales of securities	—	123	(33)	126
Gain (loss) on sales of assets	58	(7)	64	23
Other operating income	392	350	747	749

Total noninterest income	1,217	1,328	2,246	2,623

Noninterest expense:
Salaries and employee benefits	1,953	2,001	3,824	4,001
Net occupancy and equipment	601	555	1,139	1,169
Other operating expenses	1,319	1,485	2,690	2,806

Total noninterest expense	3,873	4,041	7,653	7,976

Income before income taxes	838	991	1,478	1,846

Income tax expense	168	211	273	386

Net income	$670	$780	$1,205	$1,460

Net income per share - basic	$0.32	$0.37	$0.58	$0.70

Net income per share - diluted	$0.32	$0.37	$0.58	$0.69

Weighted average outstanding shares - basic	2,089	2,089	2,088	2,089

Weighted average outstanding shares - diluted	2,089	2,103	2,088	2,101

Dividends per common share	$0.19	$0.17	$0.19	$0.17

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited - In thousands, except parenthetical footnotes)

									Accumulated
	Common Stock		Nonvoting Common Stock		Additional Paid-in	Retained	Treasury Stock		Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2005	2,230	$2,230	90	$90	$7,439	$20,138	(231)	$(1,896)	$(787)	$27,214

Net income	—	—	—	—	—	1,460	—	—	—	1,460
Unrealized holding losses on investment securities available for sale—net of taxes of $306,998	—	—	—	—	—	—	—	—	(596)	(596)
Less reclassification adjustment for holding gains included in net income—net of taxes of $42,017	—	—	—	—	—	—	—	—	(84)	(84)

Comprehensive loss	—	—	—	—	—	—	—	—	—	780

Purchase of treasury stock	—	—	—	—	1	—	(4)	(31)	—	(30)
Stock based compensation expense	—	—	—	—	22	—	—	—	—	22
Reclassification adjustment of treasury stock	—	—	—	—	5	—	—	14	—	19
Dividends declared	—	—	—	—	—	(355)	—	—	—	(355)

Balance—June 30, 2006	2,230	$2,230	90	$90	$7,467	$21,243	(235)	$(1,913)	$(1,467)	$27,650

Balance—December 31, 2006	2,230	$2,230	90	$90	$7,497	$22,786	(234)	$(1,915)	$(538)	$30,150

Net income	—	—	—	—	—	1,205	—	—	—	1,205
Unrealized holding losses on investment securities available for sale—net of taxes of $249,275	—	—	—	—	—	—	—	—	(484)	(484)
Less reclassification adjustment for holding losses included in net income—net of taxes of $11,178	—	—	—	—	—	—	—	—	22	22

Comprehensive income										743

Cumulative effect of adoption of fair value option	—	—	—	—	—	(173)	—	—	—	(173)
Stock based compensation expense	—	—	—	—	29	—	—	—	—	29
Sale of Treasury stock	—	—	—	—	1	—	3	26	—	27
Dividends declared	—	—	—	—	—	(397)	—	—	—	(397)

Balance—June 31, 2007	2,230	$2,230	90	$90	$7,527	$23,421	(231)	$(1,889)	$(1,000)	$30,379

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In thousands)

	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,205	$1,460
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30
Depreciation	385	333
Amortization and accretion, net	164	239
Provision for deferred income taxes (benefit)	488	(42)
Gain on sale of assets and investments	(31)	(149)
Stock based compensation expense	29	22
Change in other assets	(726)	191
Change in accrued expenses and other liabilities	(81)	(131)

Net cash provided by operating activities	1,433	1,953

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	109	537
Proceeds from sales and maturities of investment securities available for sale	5,659	8,181
Purchases of investment securities available for sale	(1,016)	(10,577)
Net change in other investments	515	523
Net change in loans receivable	(14,374)	(4,467)
Premiums paid on life insurance policy	—	(54)
Net proceeds from the sale of foreclosed properties	218	556
Purchases of premises and equipment, net	(563)	(147)
Proceeds from the sale of premises and equipment, net	179	—
Net change in interest bearing deposits with banks	2,493	(862)

Net cash used by investing activities	(6,780)	(6,310)

FINANCING ACTIVITIES:
Net change in deposits	18,919	13,254
Sale (purchase) of treasury stock activity	26	(16)
Payoff of junior subordinated debentures, net	(5,000)	—
Net change in additional paid-in-capital	1	27
Principal payments on debt	—	(100)
Net change in advances from Federal Home Loan Bank	(10,356)	(11,499)
Increase in federal funds sold	2,000	—
Dividends paid	(397)	(355)

Net cash provided by financing activities	5,193	1,311

Net change in cash and cash equivalents	(154)	(3,046)

Cash and and cash equivalents, beginning of period	8,615	11,289

Cash and and cash equivalents at end of period	$8,461	$8,243

Supplemental disclosures of cash paid during the period for:
Interest	$4,045	$3,358

Income taxes	$337	$379

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$3,101	—

Change in unrealized gain on investment securities available for sale, net of taxes	$(462)	$(679)

Cumulative effect of adoption of fair value option (charged to Retained earnings)	$173	$—

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank operates under a state charter and serves its customers through seven full-service financial centers in metropolitan Atlanta, Georgia, one full-service financial center in Columbus, Georgia, one full-service financial center in Birmingham, Alabama, and one full-service financial center in Eutaw, Alabama.  On June 26, 2007, the Company exercised its option to have its junior subordinated debentures issued through a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) redeemed and retired. Upon completion of the junior subordinated debentures redemption and windup of Trust activities, the Trust subsidiary was dissolved.

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2007 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the six month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.  ADOPTION OF STOCK STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 159 (SFAS 159)
“THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES”

To improve the financial reporting of its financial liabilities, the Company has elected to adopt SFAS 159 early.  The Company has several types of advances from the Federal Home Loan Bank (FHLB), which are reflected on its balance sheet as a mixture of fair value and book value.  The early adoption of SFAS 159 allows the Company to reflect its total outstanding advances at fair value.  The fair value presentation of FHLB advances is consistent with the reporting of the Company’s other borrowed funds, which approximate fair value.

Description	Balance at 1/1/07 prior to Adoption	Net Loss upon Adoption	Balance at 1/1/07 after Adoption

Advances from Federal Home Loan Bank	$10,000	$262	$10,262

Pretax cumulative effect of adoption of the fair value option		262

Decrease in deferred tax asset		(89)

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$173

In connection with the adoption of SFAS 159 the Company was required to adopt Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2007.

Description	6/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

FHLB Advances	$16,651	$—	$163	$—

Total	$16,651	$—	$163	$—

The following tables reflect the changes in fair values for the three and six month periods ended June 30, 2007 and where these changes are included in the income statement.

Three Months ended June 30, 2007

Description	Noninterest income	Total change in Fair Value included in current earnings
FHLB Advances	$111	$111

Total	$111	$111

Six Months ended June 30, 2007

FHLB Advances	$99	$99

Total	$99	$99

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

The following table presents information about the Company’s intangible assets at (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,685	$2,836	$2,600

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended June 30, 2007	For the 6 months ended June 30, 2007	For the 3 months ended June 30, 2006	For the 6 months ended June 30, 2006

Aggregate amortization expense of core deposit intangibles:	$13	$85	$101	$202

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2007	$112
2008	$53
2009	$53
2010	$18

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$670	$780	$1,205	$1,460

Other comprehensive income (loss)	(560)	(673)	(462)	(680)

Comprehensive income	$110	$107	$743	$780

5.                      STOCK OPTIONS

2007 Option—On April 25, 2007, the Company granted its president and certain officers options to purchase 34,500 shares of common stock of the Company at an exercise price of $10.50 per share (the “2007 Option”), as compared to trades of stock at $10.50 per share on the date of grant.  The 2007 Option vests at a rate of 33.3% per year, commencing on April 25, 2008. The option’s term is ten years from the date of grant, and at June 30, 2007, 34,500 options to purchase shares under the 2007 Option remained outstanding.  There were no options issued in the first quarter of 2007.

The fair value of the 2007 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.74%; expected volatility of 29%; risk free interest rate of 4.66% and an expected life of six years. The fair value of the 2007 Option grant was approximately $68,000 which includes options that are expected to be forfeited.

A summary of the status of the Company’s stock options is presented below.  There was no stock option activity during the first quarter of 2007; therefore, the table below represents both the three month and six month periods ended June 30, 2007.

	For the 3 months and 6 months ended
	June 30, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding—beginning of period	73,176	$10.92	6.92 years

Granted	34,500	10.50

Expired/Terminated	—	—

Outstanding—end of period	107,676	$10.80	7.39 years

Options exercisable at end of period	57,676	$10.63

The following table summarizes information about stock options outstanding under the Company’s plan at June 30, 2007:

	2007
	Shares	Weighted Average Grant Day Fair Value	Aggregate Intrinsic Value

Non-vested—beginning of year	30,667	$4.35	$79,677

Outstanding—beginning of year	73,176

Granted	34,500	$3.27
Exercised	—
Expired/Terminated	—

Outstanding—end of year	107,676

Exercisable	57,676		$46,466

Non-vested—at year-end	50,000	$3.61	$46,466

The total fair value of options vested at June 30, 2007 and December 31, 2006 was $67,323, and $46,177, respectively.

6.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and six month periods ended June 30, 2007 and 2006 (in thousands, except per share data):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three Months ended June 30, 2007

Basic earnings per share	$670	2,089	$0.32
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$670	2,089	$0.32

Three Months ended June 30, 2006

Basic earnings per share	$780	2,089	$0.37
Effect of dilutive securities: options to purchase common shares	—	14	—

Diluted earnings per share	$780	2,103	$0.37

Six Months ended June 30, 2007

Basic earnings per share	$1,205	2,088	$0.58
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,205	2,088	$0.58

Six Months ended June 30, 2006

Basic earnings per share	$1,460	2,089	$0.70
Effect of dilutive securities: options to purchase common shares	—	12	(0.01)

Diluted earnings per share	$1,460	2,101	$0.69

RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial banking and mortgage brokerage services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank is a member of the Federal Reserve System and operates under a state charter.  The Company serves its customers through 10 full-service financial centers in Georgia and Alabama.  The Company also operated a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”) through the issuance of pooled trust preferred securities.  On June 26, 2007, the Company exercised its option to have the junior subordinated debentures redeemed and retired. Upon completion of the junior subordinated debentures redemption and windup of Trust activities, the Trust subsidiary was dissolved.

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

The following discussion is of the Company’s financial condition as of June 30, 2007 and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2007 and 2006.

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

Allowance for Loan Losses - The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based, not only on individual assets and their related cash flow forecasts, sales values, and independent appraisals, but also on the volatility of certain real estate markets, and the concern for disposing of real estate in distressed markets.  For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates.  The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a semi-annual basis an independent comprehensive review of the adequacy of the allowance for loan losses is performed.  This assessment is made in the context of historical losses as well as existing economic conditions, and individual concentrations of credit.  Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At June 30, 2007, the Company’s total assets increased by $6 million or 2 percent to $341,003,000 due to a 5 percent growth in loans receivable, net.

Loans receivable, net increased by $11 million to $229,278,000 compared to the year ended December 31, 2006 despite not renewing two significant lending relationships totaling over $4.2 million due to weakening financial conditions of the borrowers and the transfer of a $2.6 million loan to foreclosed real estate.  Both of these transactions took place earlier in the year, during the first quarter. Due to the current economic conditions, the Company is being more conservative in its lending criteria and is actively managing its loan portfolio to prevent significant losses. This increase in Loans receivable, net was partially offset by a $2 million decrease in Interest-bearing deposits with banks and $6 million in investment securities as these funds were shifted into loans which offer higher yields.

The increase in foreclosed real estate, as mentioned above, is primarily due to the collateral seized on a $2.6 million troubled loan.  The collateral has an “as is” liquidated value of $3,039,000 and an “as is” value of $3,971,000.  The Company is in the process of selling the collateral.

Total liabilities increased $5.6 million to $311 million at June 30, 2007 compared to $305 million at December 31, 2006. This increase is primarily due to a $19 million increase in total deposits.  Advances from Federal Home Loan Bank (FHLB), another significant component of total liabilities, decreased $10 million to $17 million and Junior subordinated debentures decreased by $5.2 million at June 30, 2007.  The Company used the excess liquidity generated from its deposit growth to paydown its outstanding borrowings with the FHLB and to retire its Junior subordinated debentures to reduce the yield its pays on interest-bearing liabilities.

INVESTMENT SECURITIES

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

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, and mortgage backed bonds.  At June 30, 2007 and December 31, 2006, the Company’s investment securities portfolio represented approximately 22% and 24%, respectively, of total assets.

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$6,942	$—	$112	$6,830
State, county, and municipal securities	17,279	42	332	$16,989
Mortgage-backed securities	42,192	27	1,140	$41,079
Totals	$66,413	$69	$1,584	$64,898

At December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$6,939	$—	$117	$6,822
State, county, and municipal securities	16,522	137	59	16,600
Mortgage-backed securities	47,701	104	879	46,926
Totals	$71,162	$241	$1,055	$70,348

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$3,000	$—	$77	$2,923
State, county, and municipal securities	4,257	13	12	4,258
Mortgage-backed securities	803	—	36	767

Totals	$8,060	$13	$125	$7,948

At December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$3,000	$—	$62	$2,938
State, county, and municipal securities	4,259	84	—	4,343
Mortgage-backed securities	916	—	40	876

Totals	$8,175	$84	$102	$8,157

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost.  The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At June 30, 2007, the Company had several debt securities that have been in an unrealized loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other than temporary.

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

Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock which are restricted and have no readily determine market value.  The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and 6 percent of the par value of the bank’s common stock outstanding and paid-in-capital.  These investments are carried at cost.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30, 2007	December 31, 2006

Commercial, financial, and agricultural		$13,888	$15,486
Installment		12,464	12,244
Real estate - mortgage		166,752	162,092
Real estate - construction		37,402	29,386
Other		2,121	2,229
	Loans receivable	232,627	221,437
Less:	Net deferred loan fees	313	325
	Allowance for loan losses	3,038	3,109

	Loans receivable, net	$229,276	$218,003

The classification Real estate – mortgage consists of home equity loans, mortgages on 1 – 4 family residential, multifamily residential, and nonfarm residential properties such as churches, hotels, and convenience stores.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets.  At June 30, 2007 there were no repossessed assets. Nonperforming loans consist of loans that are past due with respect to principal or interest more than 90 days and have been placed on nonaccrual status.

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

Nonperforming assets increased during the first six months of 2007 by $3,617,000 to $7,465,000 at June 30, 2007 from $3,848,000 at December 31, 2006.  This increase is primarily related to a $2.6 million loan secured by real estate that the Company foreclosed and transferred to foreclosed real estate.  The value of the collateral pledged to this loan has an “as is” liquidated value of $3,039,000 and an “as is” value of $3,971,000.  The Company is in the process of selling the collateral and does not expect a loss on the sale of the property.  The remaining increase in nonperforming assets relates to nonperforming mortgage loans.  Management is in the process of foreclosing these properties.  The Company does not expect any significant losses as many of these properties have private mortgage insurance and/or sufficient market value to offset the principal balance outstanding.

Nonperforming assets represents 3.17% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at June 30, 2007 as compared to 1.74% at December 31, 2006.  At June

30, 2007, $1,843,000 of the $4,393,000 in nonperforming loans was guaranteed by the U.S. Government through the Small Business Administration Program.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$4,393	$3,718
Past-due loans of 90 days or more	—	—
Nonperforming loans	4,393	3,718

Real estate acquired through foreclosure	3,072	130
Total nonperforming assets	$7,465	$3,848

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	1.89%	1.68%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	3.17%	1.74%

Nonperforming assets to total assets	2.19%	1.15%

Allowance for loan losses to nonperforming loans	69.14%	83.61%

Allowance for loan losses to nonperforming assets	40.69%	80.78%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses.

The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based on individual assets and their cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets.  For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a semi-annual basis an independent review of the adequacy of allowance for loan losses is performed.  This assessment is made in the context of historical losses as well as existing economic conditions, and individual concentrations of credit.

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the six month period ended June 30, 2007, management determined that no additions to the provision for loan losses were necessary.  For the same period in 2006, the Company added $30,000 to the provision for loan losses.

The allowance for loan losses at June 30, 2007 was approximately $3,038,000, representing 1.31% of total loans, net of unearned income and discounts compared to approximately $3,109,000 at December 31, 2006, which represented 1.50% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta and Birmingham markets, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $47 million at June 30, 2007 compared to $38 million at December 31, 2006.  The Company’s loans to area convenience stores were approximately $13 million at June 30, 2007 and December 31, 2006, respectively.  These concentrations of loans are performing in accordance with their respective loan agreements.

Also at June 30, 2007, 1 – 4 family residential mortgage loans, secured by first liens, were approximately $43 million. The Company’s 1 – 4 family residential lending philosophy is fairly conservative, requiring a minimum of 10 percent equity and Private Mortgage Insurance on any loan with a loan-to-value ratio higher than 80 percent that was originated over the last several years.  The Company brokered or sold 1 – 4 family residential mortgage loans that required origination into the more exotic products such as interest-only, step-payment, stated-income, or reduced documentation loans. The ultimate collectibility of a significant portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas and management does not believe that sub-prime lending activity is a factor.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month periods ended June 30, 2007 and 2006 (amount in thousands, except financial ratios):

	2007	2006

Loans, net of unearned income and discounts	$232,315	$222,883

Average loans, net of unearned income, discounts and the allowance for loan losses	$215,331	$216,706

Allowance for loan losses at the beginning of period	$3,109	$3,327

Loans charged-off:
Commercial, financial, and agricultural	53	—
Real estate - loans	99	142
Installment loans to individuals	90	121
Total loans charged-off	242	263

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	32	29
Real estate - loans	102	60
Installment loans to individuals	37	32
Total loans recovered	171	121

Net loans charged-off	71	142

Additions to allowance for loan losses charged to operating expense	—	30

Allowance for loan losses at period end	$3,038	$3,215

Ratio of net loans charged-off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.03%	0.07%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.31%	1.44%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at June 30, 2007 increased by 7% or $18,920,000 to $287,940,000, driven by interest-bearing deposits which increased by 7% or $13,733,000.  The increase in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  In addition, the Company has an ongoing sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	June 30, 2007	December 31, 2006

NOW and money market accounts	$66,421	$64,850
Savings accounts	34,994	36,101
Time deposits of $100,000 or more	66,907	51,650
Other time deposits	54,169	56,157
	$222,491	$208,758

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal Home Loan Bank (the “FHLB”) advances and short-term borrowings.  The Bank had outstanding advances from the FHLB of $16,651,000 at June 30, 2007 and $26,746,000 at December 31, 2006.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type	June 30, 2007		December 31, 2006

July 2007	Daily	Variable	5.63%	$6,100,000	5.50%	$16,350,000
April 2010	Quarterly	Fixed	5.82%	10,163,000	5.82%	10,000,000
August 2026		(1)	—	388,000		396,000

Total Principal Outstanding				$16,651,000		$26,746,000

Weighted Average Rate at Period End			5.61%		5.54%

(1)    Represents an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

The Company had an unsecured note payable of approximately $340,000 at June 30, 2007 and December 31, 2006.  The note bears interest at a rate of 7.75% (the lender’s prime rate minus 50 basis points).

During 2002, the Company issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the “Trust”). The trust preferred securities accrued and paid distributions periodically at an annual rate as provided in the indentures of the London Interbank Offered Rate plus 3.45%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. These securities are reported in our consolidated balance sheet as Junior Subordinated Debentures.  The trust preferred securities were mandatorily redeemable upon the maturity of the Debentures on June 26, 2032, or upon earlier redemption as provided in the indentures beginning June 26, 2007.  The Company had the right to redeem the Debentures in whole or in part or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.  On June 26, 2007, the Company exercised its right to redeem the Debentures in whole. The interest rate on the junior subordinated debenture at the time of redemption was 8.82%.

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

Net interest income decreased by $210,000 to $3,494,000 for the second quarter of 2007 compared to $3,704,000 for the same period in 2006.  On a year-to-date basis, net interest income decreased by $314,000.  These decreases are the results of the Company operating in a difficult interest rate environment of a flat to inverted yield curve throughout 2007, which has increased the Company’s funding cost and lowered its net margin.

For the second quarter of 2007, the Company experienced growth in its earnings assets and total interest income increased by $90,000; however, this increase was offset by a $300,000 increase in total interest expense driven by increases in deposit costs.  Similarly, for the six month period ended June 30, 2007, total interest income increased by $343,000 or 3% and was offset by a $687,000 increase in total interest expense compared to the same period in 2006.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and to ensure the Company is competitive in the loans and deposit market.  The Company also performs periodic reviews to ensure its banking services and products are priced appropriately.  As a result of its asset/liability management program, on June 26, 2007 the Company retired its junior subordinated debentures which carried an interest rate of 8.82 percent during 2007.  This funding was replaced by lower cost deposits.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the six months period in 2007, management determined that no additions to the provisions for loan losses were necessary compared to a $30,000 provision for the same period in 2006. No provisions for loan losses were made in the second quarter of 2007 or 2006. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  The allowance for loan losses was $3,038,000 at June 30, 2007 compared to $3,109,000 at December 31, 2006.  At June 30, 2007, the allowance for loan losses was 69 percent of the nonperforming loans compared to 84 percent at December 31, 2006.  At June 30, 2007, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,217,000 for the three month period ended June 30, 2007, a decrease of $111,000 or 8% compared with the same period ended June 30, 2006. This decrease is primarily attributed to decreases of $95,000 and $123,000 in service charges on deposit and gains on sales of securities, respectively.  These decreases were partially offset by increases in gains on sale of assets and other noninterest income of $65,000 and 42,000, respectively.

For the six month period ended June 30, 2007, noninterest income decreased by $377,000 to $2,246,000.  This reduction is primarily due to a decrease in overdraft fees which are a significant component of service charges on deposit.   Overdrafts fees decreased by $186,000 to $836,000 compared to $1,022,000 for the same six month period last year.  Overdraft fees, due to their nature, fluctuate monthly based on the short-term loan need of the customers.  Gains on the sales of securities also decreased in the six month period of 2007 by $159,000.  The Company swapped the tail-end of several mortgage-backed securities at a loss of $33,000 in 2007 and placed the funds into higher yielding earning assets compared to a gain of $126,000 for the same period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense decreased 4% for the second quarter and for the first six months of 2007 compared to the same periods last year.  The decrease is due to the Company’s strategy started last year to reduce overhead cost and improve the efficiency throughout its financial centers network.

Noninterest expense totaled $3,873,000 for the second quarter of 2007, a decrease of $168,000 compared to the same period last year.  This decrease is attributed to a $166,000 or 11 percent decrease in other noninterest expense during the second quarter of 2007.

For the six month period ended June 30, 2007, noninterest expense decreased $323,000 or 4% compared to the same period last year.  Salaries and employee benefits decreased $177,000 as the Company reduced its average full-time employees to 135 compared to an average of 142 full-time employees during the same period last year.  Occupancy and equipment expenses decreased $30,000 for the six month period.  In March 2007, the Company sold a former financial center building for a gain of $3,600.  Other operating expenses decreased $116,000 compared to the same period last year.  Other operating expenses includes a $200,000 award levied against the Company by the Superior Court of DeKalb County, Georgia for attorney fees associated with a former court case decided against the Company.  The Company considers the attorney fees awarded to be excessive and unwarranted considering the amount of the judgment awarded by the jury in the case, and is appealing to have the fee reversed.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all investment securities at June 30, 2007.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2007.

	Cumulative amounts as of June 30, 2007 Maturing and repricing within
	3 Months	3 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$2,095	$—	$—	$—	$2,095
Certificates of deposit	—	100	—	—	100
Investments	—	2,233	11,601	59,124	72,958
Loans	60,778	48,715	80,799	42,336	232,628
Total interest-sensitive assets	$62,873	$51,048	$92,400	$101,460	$307,781

Interest-sensitive liabilities:
Deposits (a)	$136,339	$67,468	$15,688	$2,996	$222,491
Notes payable	—	340	—	—	340
Junior subordinated debentures	—	—	—	—	—
Other borrowings	6,100	—	10,163	388	16,651
Total interest-sensitive liabilities	$142,439	$67,808	$25,851	$3,384	$239,482

Interest-sensitivity gap	$(79,566)	$(16,760)	$66,549	$98,076	$68,299

Cumulative interest-sensitivity gap to total interest-sensitive assets	(25.85)%	(31.30)%	(9.67)%	22.19%	22.19%

(a) Savings, Now, and money market deposits totaling $101,415 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiaries; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  As of June 30, 2007, this amount was approximately $1,731,000. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  On June 26, 2007, the Georgia Department of Banking and Finance approved a special dividend of $5,155,000 which was used by the Company to redeem its outstanding Junior Subordinated Debentures.

Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company’s customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-

sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders.  Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $229,000 for the six months period ended June 30, 2007, primarily due to earnings.  Retained earnings increased by net income of $1,205,000, reduced by a cumulative effect adjustment in the amount of $173,000 as a result of the early adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” and dividend payments of $397,000.  Accumulated other comprehensive loss, net of taxes also increased during the six month period by $462,000 to $1,000,000.  These losses are attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  As of June 30, 2007 the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 13%, 12% and 9% respectively compared to 16%, 15% and 11% respectively at December 31, 2006.  The decrease in the Bank’s June 30, 2007 capital ratios is attributed to a special dividend paid to the Company on June 26, 2007.  With the approval of the Georgia Department of Banking and Finance, the Bank paid a $5,155,000 dividend used by the Company to redeem its outstanding Junior Subordinated Debentures.  The Debentures were issued to the Company’s Trust subsidiary for the net proceeds obtained from the issuance of pooled trust preferred securities.  The pooled trust preferred securities provided additional capital that was required to complete a 2003 bank acquisition.  Based on internal of growth of the Bank’s capital position since the acquisition, Management determined that the additional capital provided by the pool trust securities at a current rate of 9% was no longer required.   At June 30, 2007, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

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

Quantitative information about the Company’s market risk at June 30, 2007 is as follows (in thousands):

	2007
	Carrying Value	Estimated Fair Value	Down 100 bp	Up 100 bp

Financial assets:
Interest-bearing deposits with banks	$2,095	$2,095	—%	—%
Certificates of deposit	100	100	—	—
Investment securities	72,958	72,846	2.81	(3.43)
Loans receivable	232,628	226,251	1.37	(1.42)

Financial liabilities:
Interest-bearing deposits	222,491	212,123	0.96	(1.00)
Federal funds purchased	2,000	2,000	—	—
Notes payable	340	340	—	—
Advances from Federal Home Loan Bank	16,651	16,744	1.64	(1.02)

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

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

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held it’s Annual Shareholders’ Meeting on Wednesday, May 23, 2007, at 10:00 a.m., at Atlanta Life Financial Group, Herndon Plaza, 100 Auburn Avenue, N.E., Atlanta, Georgia.  The purpose of the Annual Shareholders’ Meeting was to elect four (4) Class II directors who will serve a three year term expiring at the 2010 annual meeting.  The following table presents the results of the shareholders vote:

Directors	For	Withhold

Robert L. Brown	1,175,321	167,511
C. David Moody	1,175,343	167,589
Mercy P. Owens	1,174,755	168,077
James E. Williams	1,175,147	167,685

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

CITIZENS BANCSHARES CORPORATION

Date: August 14, 2007	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: August 14, 2007	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer