Form 10-Q
period 2007-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2007-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No:  0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58 – 1631302
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:           (678) 406 - 4000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,002,548 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on October 31, 2007.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(In thousands, except share data)

	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$6,253	$8,615
Interest-bearing deposits with banks	450	4,589
Certificates of deposit	100	100
Investment securities available for sale, at fair value	60,442	70,348
Investment securities held to maturity, at cost	8,019	8,175
Other investments	1,897	2,246
Loans receivable, net	233,143	218,003
Premises and equipment, net	7,884	7,850
Cash surrender value of life insurance	9,644	9,364
Foreclosed real estate	3,097	130
Other assets	6,157	5,765

Total assets	$337,086	$335,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$53,747	$60,262
Interest-bearing deposits	228,403	208,758

Total deposits	282,150	269,020

Accrued expenses and other liabilities	3,708	3,774
Federal funds purchased	1,000	—
Notes payable	340	340
Junior subordinated debentures	—	5,155
Advances from Federal Home Loan Bank	18,184	26,746

Total liabilities	305,382	305,035

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,539	7,497
Retained earnings	24,089	22,786
Treasury stock at cost, 227,517 shares at September 30, 2007 and 234,442 at December 31, 2006	(1,859)	(1,915)
Accumulated other comprehensive loss, net of income taxes	(385)	(538)

Total stockholders’ equity	31,704	30,150

	$337,086	$335,185

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest income:
Loans, including fees	$4,875	$4,461	$13,888	$13,439
Investment securities:
Taxable	637	673	1,977	1,932
Tax-exempt	201	226	633	667
Interest-bearing deposits	32	14	291	38
Total interest income	5,745	5,374	16,789	16,076

Interest expense:
Deposits	1,909	1,433	5,496	4,069
Other borrowings	237	475	810	1,312
Total interest expense	2,146	1,908	6,306	5,381

Net interest income	3,599	3,466	10,483	10,695

Provision for loan losses	—	—	—	30

Net interest income after provision for loan losses	3,599	3,466	10,483	10,665

Noninterest income:
Service charges on deposits	823	834	2,290	2,559
Gain (loss) on sales of securities	3	—	(30)	126
Gain (loss) on sales of assets	—	(23)	64	—
Other operating income	284	337	1,032	1,086

Total noninterest income	1,110	1,148	3,356	3,771

Noninterest expense:
Salaries and employee benefits	1,918	1,857	5,742	5,857
Net occupancy and equipment	635	568	1,774	1,738
Other operating expenses	1,314	1,375	4,004	4,181

Total noninterest expense	3,867	3,800	11,520	11,776

Income before income taxes	842	814	2,319	2,660

Income tax expense	174	151	446	537

Net income	$668	$663	$1,873	$2,123

Net income per share - basic	$0.32	$0.32	$0.90	$1.02

Net income per share - diluted	$0.32	$0.32	$0.90	$1.02

Weighted average outstanding shares - basic	2,092	2,085	2,089	2,088

Weighted average outstanding shares - diluted	2,092	2,085	2,089	2,088

Dividends per common share	$—	$—	$0.19	$0.17

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited - In thousands, except parenthetical footnotes)

									Accumulated
			Nonvoting		Additional				Other
	CommonStock		CommonStock		Paid-in	Retained	TreasuryStock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income(Loss)	Total

Balance—December 31, 2005	2,230	$2,230	90	$90	$7,439	$20,138	(231)	$(1,896)	$(787)	$27,214

Net income	—	—	—	—	—	2,123	—	—	—	2,123
Unrealized holding losses on investment securities available for sale—net of taxes of $59,592	—	—	—	—	—	—	—	—	116	116
Less reclassification adjustment for holding gains included in net income—net of taxes of $42,017	—	—	—	—	—	—	—	— #	(84)	(84)

Comprehensive loss	—	—	—	—	—	—	—	—	—	2,155

Purchase of treasury stock	—	—	—	—	2	—	(3)	(33)	—	(31)
Stock based compensation expense	—	—	—	—	36	—	—	—	—	36
Reclassification adjustment of treasury stock	—	—	—	—	6	—	—	14	—	20
Dividends declared	—	—	—	—	—	(355)	—	—	—	(355)

Balance—September 30, 2006	2,230	$2,230	90	$90	$7,483	$21,906	(234)	$(1,915)	$(755)	$29,039

Balance—December 31, 2006	2,230	$2,230	90	$90	$7,497	$22,786	(234)	$(1,915)	$(538)	$30,150

Net income	—	—	—	—	—	1,873	—	—	—	1,873
Unrealized holding gains on investment securities available for sale—net of taxes of $68,293	—	—	—	—	—	—	—	—	133	133
Less reclassification adjustment for holding losses included in net income—net of taxes of $10,302	—	—	—	—	—	—	—	—	20	20

Comprehensive income										2,026

Cumulative effect of adoption of fair value option	—	—	—	—	—	(173)	—	—	—	(173)
Stock based compensation expense	—	—	—	—	39	—	—	—	—	39
Sale of Treasury stock	—	—	—	—	3	—	7	56	—	59
Dividends declared	—	—	—	—	—	(397)	—	—	—	(397)

Balance—September 30, 2007	2,230	$2,230	90	$90	$7,539	$24,089	(227)	$(1,859)	$(385)	$31,704

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In thousands)

	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,873	$2,123
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30
Depreciation	581	487
Amortization and accretion, net	213	296
Provision for deferred income taxes (benefit)	145	204
Gain on sale of assets and investments	(34)	(126)
Stock based compensation expense	39	36
Change in other assets	(1,034)	(494)
Change in accrued expenses and other liabilities	(66)	(186)

Net cash provided by operating activities	1,717	2,370

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	149	598
Proceeds from sales and maturities of investment securities available for sale	11,019	10,875
Purchases of investment securities available for sale	(1,016)	(14,717)
Net change in other investments	349	616
Net change in loans receivable	(18,360)	3,714
Net proceeds (premiums paid) on life insurance policy	(28)	84
Net proceeds from the sale of foreclosed properties	310	762
Purchases of premises and equipment, net	(788)	(204)
Proceeds from the sale of premises and equipment, net	179	—
Net change in interest bearing deposits with banks	4,139	(4,831)

Net cash used by investing activities	(4,047)	(3,103)

FINANCING ACTIVITIES:
Net change in deposits	13,130	10,057
Sale (purchase) of treasury stock activity	56	(19)
Payoff of junior subordinated debentures, net	(5,000)	—
Net change in additional paid-in-capital	3	44
Principal payments on debt	—	(100)
Net change in advances from Federal Home Loan Bank	(8,824)	(12,049)
Increase in federal funds purchased	1,000	—
Dividends paid	(397)	(355)

Net cash used in financing activities	(32)	(2,422)

Net change in cash and cash equivalents	(2,362)	(3,155)

Cash and and cash equivalents, beginning of period	8,615	11,289

Cash and and cash equivalents at end of period	$6,253	$8,134

Supplemental disclosures of cash paid during the period for:
Interest	$6,336	$5,429

Income taxes	$511	$677

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$3,217	—

Change in unrealized gain on investment securities available for sale, net of taxes	$153	$32

Cumulative effect of adoption of fair value option (charged to Retained earnings)	$173	$—

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2007 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the nine month period have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In connection with the adoption of SFAS 159 the Company was required to adopt Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On July 2, 2007, the Company retired its fixed rate FHLB advance as part of a continual effort to manage the interest rate sensitivity of its assets and liabilities.

The following tables reflect the changes in fair values for the nine month period ended September 30, 2007 and where these changes are included in the income statement. There were no changes in fair value for the three month period ended September 30, 2007.

Nine Months ended September 30, 2007

Description	Noninterest income	Total change in Fair Value included in current earnings

Nine Months ended September 30, 2007

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

The following table presents information about the Company’s intangible assets at (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,699	$2,836	$2,600

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended September 30, 2007	For the 9 months ended September 30, 2007	For the 3 months ended September 30, 2006	For the 9 months ended September 30, 2006

Aggregate amortization expense of core deposit intangibles:	$14	$99	$101	$303

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:
2007	$112
2008	$53
2009	$53
2010	$18

4. COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities. The following table shows our comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Income	$668	$663	$1,873	$2,123

Other comprehensive income (loss)	615	712	153	32

Comprehensive income	$1,283	$1,375	$2,026	$2,155

5.     STOCK OPTIONS

2007 Option—On April 25, 2007, the Company granted its president and certain officers options to purchase 34,500 shares of common stock of the Company at an exercise price of $10.50 per share (the “2007 Option”), as compared to trades of stock at $10.50 per share on the date of grant. The 2007 Option vests at a rate of 33.3% per year, commencing on April 25, 2008. The option’s term is ten years from the date of grant, and at September 30, 2007, 34,500 options to purchase shares under the 2007 Option remained outstanding. There were no options issued in the third quarter of 2007.

The fair value of the 2007 Option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.74%; expected volatility of 29%; risk free interest rate of 4.66% and an expected life of six years. The fair value of the 2007 Option grant was approximately $68,000 which includes options that are expected to be forfeited.

A summary of the status of the Company’s stock options is presented below. There was no stock option activity during the third quarter of 2007.

	For the 9 months ended
	September 30, 2007
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding—beginning of period	73,176	$10.92	6.92 years
Granted	34,500	10.50
Expired/Terminated	—	—
Outstanding—end of period	107,676	$10.80	7.39 years
Options exercisable at end of period	57,676	$10.63

The following table summarizes information about stock options outstanding under the Company’s plan at September 30, 2007:

	2007
		Weighted	Aggregate
		Average Grant Day	Intrinsic
	Shares	Fair Value	Value

Non-vested—beginning of year	30,667	$4.35	$79,677

Outstanding—beginning of year	73,176

Granted	34,500	$3.27
Exercised	—
Expired/Terminated	—

Outstanding—end of year	107,676		$39,547

Exercisable	57,676		$39,547

Non-vested—at year-end	50,000	$3.61

The total fair value of options vested at September 30, 2007 and December 31, 2006 was $67,323, and $46,177, respectively.

6. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and nine month periods ended September 30, 2007 and 2006 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2007

Basic earnings per share	$668	2,092	$0.32
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$668	2,092	$0.32

Three Months ended September 30, 2006

Basic earnings per share	$663	2,085	$0.32
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$663	2,085	$0.32

Nine Months ended September 30, 2007

Basic earnings per share	$1,873	2,089	$0.90
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,873	2,089	$0.90

Nine Months ended September 30, 2006

Basic earnings per share	$2,123	2,088	$1.02
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$2,123	2,088	$1.02

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

The following discussion is of the Company’s financial condition as of September 30, 2007 and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2007 and 2006.

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

FINANCIAL CONDITION

At September 30, 2007, the Company’s loans receivable, net increased by $15 million or 7% to $233,143,000 compared to the year ended December 31, 2006 despite not renewing two significant lending relationships totaling over $4.2 million due to weakening financial conditions of the borrowers and the transfer of a $2.6 million loan to foreclosed real estate during the first quarter of 2007. Due to the current economic conditions, the Company has been conservative in its lending criteria and is actively managing its loan portfolio to prevent significant losses. This increase in Loans receivable, net was partially offset by a $4 million decrease in Interest-bearing deposits with banks and $10 million in investment securities as these funds were shifted into loans which offer higher yields.

The increase in foreclosed real estate, as mentioned above, is primarily due to the collateral seized on a $2.6 million troubled loan. The collateral has an “as is” liquidated value of $3,039,000 and an “as is” value of $3,971,000. The Company is in the process of selling the collateral.

Total liabilities were flat at $305 million, increasing by only $347,000 at September 30, 2007 compared to December 31, 2006. However, the make up of the Company’s liabilities changed significantly as the Company restructured its liabilities to lower funding cost. Total deposits increased by $13 million, partially offset by Advances from Federal Home Loan Bank (FHLB), another significant component of total liabilities, which decreased $9 million or 32% to $18 million. In June 2007, the Company also retired its outstanding Junior subordinated debentures in the amount of $5.2 million. The Company used the excess liquidity generated from its deposit growth to paydown its outstanding advances from the FHLB and to retire its Junior subordinated debentures to reduce the yield its pays on interest-bearing liabilities.

The Company’s asset/liability management program, which monitors the Company’s interest rate sensitivity as well as volume and mix changes in earning assets and interest bearing liabilities, may impact the growth of the Company’s balance sheet as its seeks to maximize net interest income. Year-to-date, the Company’s net interest margin has declined by 0.23% to 4.60%, which represents a 0.07% increase compared to June 30, 2007.

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

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, and mortgage backed bonds. At September 30, 2007 and December 31, 2006, the Company’s investment securities portfolio represented approximately 21% and 24%, respectively, of total assets.

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$6,944	$5	$64	$6,885
State, county, and municipal securities	13,805	77	72	$13,810
Mortgage-backed securities	40,277	74	604	$39,747
Totals	$61,026	$156	$740	$60,442

At December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$6,939	$—	$117	$6,822
State, county, and municipal securities	16,522	137	59	16,600
Mortgage-backed securities	47,701	104	879	46,926
Totals	$71,162	$241	$1,055	$70,348

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$3,000	$—	$38	$2,962
State, county, and municipal securities	4,257	73	—	4,330
Mortgage-backed securities	762	—	23	739

Totals	$8,019	$73	$61	$8,031

At December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$3,000	$—	$62	$2,938
State, county, and municipal securities	4,259	84	—	4,343
Mortgage-backed securities	916	—	40	876

Totals	$8,175	$84	$102	$8,157

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost. The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary. At September 30, 2007, the Company had several debt securities that have been in an unrealized loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other than temporary.

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

Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and 6 percent of the par value of the bank’s common stock outstanding and paid-in-capital. These investments are carried at cost.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006

Commercial, financial, and agricultural	$12,133	$15,486
Installment	12,513	12,244
Real estate - mortgage	170,977	162,092
Real estate - construction	38,706	29,386
Other	2,069	2,229
Loans receivable	236,398	221,437
Less: Net deferred loan fees	307	325
Allowance for loan losses	2,948	3,109

Loans receivable, net	$233,143	$218,003

The classification Real estate – mortgage consists of home equity loans, mortgages on 1–4 family residential, multifamily residential, and nonfarm residential properties such as churches, hotels, and convenience stores.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets. At September 30, 2007 there were no repossessed assets. Nonperforming loans consist of loans that are past due with respect to principal or interest more than 90 days and have been placed on nonaccrual status.

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

Nonperforming assets increased during the nine months of 2007 by $3,408,000 to $7,257,000 at September 30, 2007 from $3,848,000 at December 31, 2006. This increase is primarily related to a $2.6 million loan secured by real estate that the Company foreclosed and transferred to foreclosed real estate. The value of the collateral pledged to this loan has an “as is” liquidated value of $3,039,000 and an “as is” value of $3,971,000. The Company is in the process of selling the collateral. The remaining increase in nonperforming assets relates to nonperforming 1—4 family residential, multifamily residential, and nonfarm residential mortgage loans. Management is in the process of foreclosing and liquidating these properties. The Company does not expect significant losses as these properties have private mortgage insurance and/or sufficient market value to offset the principal balance outstanding. Also, $1,762,000 of the $4,160,000 in nonperforming loans is guaranteed by the U.S. Government through the Small Business Administration Program.

Nonperforming assets represents 3.03% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at September 30, 2007 as compared to 1.74% at December 31, 2006.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$4,160	$3,718
Past-due loans of 90 days or more	—	—
Nonperforming loans	4,160	3,718

Real estate acquired through foreclosure	3,097	130
Total nonperforming assets	$7,257	$3,848

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	1.76%	1.68%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	3.03%	1.74%

Nonperforming assets to total assets	2.15%	1.15%

Allowance for loan losses to nonperforming loans	70.87%	83.61%

Allowance for loan losses to nonperforming assets	40.62%	80.78%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. For the nine month period ended September 30, 2007, management determined that no additions to the provision for loan losses were necessary. For the same period in 2006, the Company added $30,000 to the provision for loan losses.

The allowance for loan losses at September 30, 2007 was approximately $2,948,000, representing 1.25% of total loans, net of unearned income and discounts compared to approximately $3,109,000 at December 31, 2006, which represented 1.50% of total loans, net of unearned income and discounts.

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

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta and Birmingham markets, including a concentration of loans to churches and convenience stores. The Company’s outstanding church loans were approximately $47 million at September 30, 2007 compared to $38 million at December 31, 2006. The Company’s loans to area convenience stores were approximately $13 million at September 30, 2007 and December 31, 2006, respectively. These concentrations of loans are performing in accordance with their respective loan agreements.

Also at September 30, 2007, 1–4 family residential mortgage loans, secured by first liens, were approximately $43 million. The Company’s 1–4 family residential lending philosophy is fairly conservative, requiring a minimum of 10 percent equity and Private Mortgage Insurance on any loan with a loan-to-value ratio higher than 80 percent that was originated over the last several years. The Company brokered or sold 1–4 family residential mortgage loans that required origination into the more exotic products such as interest-only, step-payment, stated-income, or reduced documentation loans without recourse. As a result, the ultimate collectibility of a significant portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month periods ended September 30, 2007 and 2006 (amount in thousands, except financial ratios):

	2007	2006

Loans, net of unearned income and discounts	$236,091	$214,471

Average loans, net of unearned income, discounts and the allowance for loan losses	$220,191	$215,232

Allowance for loan losses at the beginning of period	$3,109	$3,327

Loans charged-off:
Commercial, financial, and agricultural	53	17
Real estate - loans	193	160
Installment loans to individuals	144	162
Total loans charged-off	390	339

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	67	66
Real estate - loans	108	84
Installment loans to individuals	54	51
Total loans recovered	229	201

Net loans charged-off	161	138

Additions to allowance for loan losses charged to operating expense	—	30

Allowance for loan losses at period end	$2,948	$3,219

Ratio of net loans charged-off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.07%	0.06%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.25%	1.50%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at September 30, 2007 increased by 5% or $13,130,000 to $282,150,000, driven by interest-bearing deposits which increased by 9% or $19,645,000 compared to December 31, 2006. The increase in total deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs. In addition, the Company has an ongoing sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2007	2006

NOW and money market accounts	$71,300	$64,850
Savings accounts	33,985	36,101
Time deposits of $100,000 or more	67,247	51,650
Other time deposits	55,871	56,157
	$228,403	$208,758

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings and Federal Home Loan Bank (the “FHLB”) advances. In 2002, the Company issued pooled trust preferred securities used to acquire another financial institution, which were redeemed on June 26, 2007.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. At September 30, 2007 the company had $1,000,000 outstanding at a rate of 5.15%. At December 31, 2006, the Company had no amounts outstanding.

The Company had an unsecured note payable of approximately $340,000 at September 30, 2007 and December 31, 2006. The note bears interest at a rate of 7.25% (the lender’s prime rate minus 50 basis points).

The Bank had outstanding advances from the FHLB of $18,184,000 at September 30, 2007 compared to $26,746,000 at December 31, 2006. The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans. In the third quarter 2007, the Company retired its FHLB fixed rate advance which carried an interest rate of 5.82% in a continual effort to manage the interest rate sensitivity of its assets and liabilities.

Maturity	Callable	Type		September 30, 2007		December 31, 2006

July 2008	Daily	Variable		5.44%	$17,800,000	5.50%	$16,350,000
April 2010	Quarterly	Fixed		—	—	5.82%	10,000,000
August 2026			(1)	—	384,000		396,000

Total Principal Outstanding					$18,184,000		$26,746,000

Weighted Average Rate at Period End				5.33%		5.54%

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

The Company made several changes to the mix of its earning assets and interest bearing liabilities which impacted third quarter 2007 net interest income. For the three month period, net interest income increased by $133,000 or 4% to $3,599,000 compared to $3,466,000 for the same period in 2006. On a year-to-date basis, net interest income decreased by $212,000 or 2% to $10,483,000. The year-to-date decrease is the result of the Company operating in a difficult interest rate environment of a flat to inverted yield curve throughout 2007, which has increased the Company’s funding cost and lowered its net margin to 4.60% for the nine month period compared to 4.86% at December 31, 2006.

For the third quarter of 2007, the Company experienced growth in its earnings assets and total interest income increased by $371,000 which was partially offset by a $238,000 increase in total interest expense driven by increases in deposit costs. Similarly, for the nine month period ended September 30, 2007, total interest income increased by $713,000 or 4% and was offset by a $925,000 or 17% increase in total interest expense compared to the same period in 2006.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loans and deposit market. As a result of its asset/liability management program, on June 26, 2007 the Company retired its junior subordinated debentures which carried an interest rate of 8.82 percent during 2007. The Company also retired its FHLB fixed rate advance with an interest rate of 5.82% in third quarter of 2007. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the nine months period in 2007, management determined that no additions to the provision for loan losses were necessary compared to a $30,000 provision for the same period in 2006. No provisions for loan losses were made in the third quarter of 2007 or 2006. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. The allowance for loan losses was $2,948,000 at September 30, 2007 compared to $3,109,000 at December 31, 2006. At September 30, 2007, the allowance for loan losses was 71 percent of the nonperforming loans compared to 84 percent at December 31, 2006. At September 30, 2007, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, and profits and commissions earned through securities and insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,110,000 for the three month period ended September 30, 2007, a small decrease of $38,000 or 3% compared with the same period ended September 30, 2006. This decrease is primarily attributed to a decrease of $53,000 in other non-interest income. Other non-interest income consists of various recurring and nonrecurring miscellaneous items which fluctuate monthly.

For the nine month period ended September 30, 2007, noninterest income decreased by $415,000 to $3,356,000. This reduction is primarily due to a decrease in overdraft fees which are a significant component of service charges on deposits. Overdrafts fees decreased by $164,000 to $1,361,000 compared to $1,525,000 for the same nine month period last year. Overdraft fees, due to their nature, fluctuate monthly based on the short-term loan needs of the customers. In September 2007, the Company implemented a new product line which is expected to enhance service charges income on deposits. Gains on the sales of securities also decreased in the nine month period of 2007 by $156,000. The Company swapped the tail-end of several mortgage-backed securities at a loss of $33,000, partially offset by a $3,000 gain in 2007, and placed the funds into higher yielding earning assets. By comparison, the Company experienced a gain on the sale of securities of $126,000 for the same period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense was basically flat, increasing by only $67,000 for the third quarter and decreasing by $256,000 for the nine months of 2007 compared to the same periods last year. The decrease is due to the Company’s strategy started last year to reduce overhead costs and improve the efficiency throughout its financial centers network.

Noninterest expense totaled $3,867,000 for the three month period ended September 30, 2007 compared to $3,800,000 for the same period last year. The increase of $67,000 is attributed to a $67,000 increase in net occupancy and equipment. The Company relocated its Columbus branch in the third quarter of 2007 to a larger facility which is closer to the Company’s customers and has more growth opportunities. The Company also installed plasma televisions in each of its branches to improve the marketing of its products to retail customers. Salaries and employee benefits increased by $61,000 or 3% due to an increase in medical claims expense which was offset by a $61,000 or 4% decrease in other noninterest expense.

For the nine month period ended September 30, 2007, noninterest expense decreased $256,000 or 2% compared to the same period last year. Salaries and employee benefits decreased $115,000 as the Company reduced its average full-time employees to 134 compared to an average of 140 full-time employees during the same period last year. Occupancy and equipment expenses increased $36,000 for the nine month period due to expenditures associated with relocating our Columbus branch, adding new equipment to improve the Company’s marketing channel to its retail customers and the replacement of several ATMs. Other operating expenses decreased $177,000 compared to the same period last year. Other operating expenses includes a $200,000 award levied against the Company by the Superior Court of DeKalb County, Georgia for attorney fees associated with a former court case decided against the Company. The Company considers the attorney fees awarded to be excessive and unwarranted considering the amount of the judgment awarded by the jury in the case, and is appealing to have the fee reversed.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2007. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2007.

	Cumulative amounts as of September 30, 2007
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$450	$—	$—	$—	$450
Certificates of deposit	—	100	—	—	100
Investments	—	2,234	12,162	54,065	68,461
Loans	53,708	57,206	84,344	41,140	236,398
Total interest-sensitive assets	$54,158	$59,540	$96,506	$95,205	$305,409

Interest-sensitive liabilities:
Deposits (a)	$123,117	$33,985	$24,608	$46,693	$228,403
Notes payable	—	340	—	—	340
Fed funds purchased	1,000	—	—	—	1,000
Other borrowings	17,800	—	—	384	18,184
Total interest-sensitive liabilities	$141,917	$34,325	$24,608	$47,077	$247,927

Interest-sensitivity gap	$(87,759)	$25,215	$71,898	$48,128	$57,482

Cumulative interest-sensitivity gap to total interest-sensitive assets	(28.73)%	(20.48)%	3.06%	18.82%	18.82%

(a) Savings, Now, and money market deposits totaling $105,285 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. As of September 30, 2007, this amount was approximately $1,731,000. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. On June 26, 2007, the Georgia Department of Banking and Finance approved a special dividend of $5,155,000 which was used by the Company to redeem its outstanding Junior Subordinated Debentures.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $1,554,000 for the nine months period ended September 30, 2007, primarily due to earnings. Retained earnings increased by net income of $1,873,000, reduced by a cumulative effect adjustment in the amount of $173,000 as a result of the early adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” and dividend payments of $397,000. Accumulated other comprehensive loss, net of taxes also decreased during the nine month period by $153,000 to $385,000. These losses are attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. As of September 30, 2007 the Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 13%, 12% and 9% respectively compared to 16%, 15% and 11% respectively at December 31, 2006. The decrease in the Bank’s September 30, 2007 capital ratios is attributed to a special dividend paid to the Company on June 26, 2007. With the approval of the Georgia Department of Banking and Finance, the Bank paid a $5,155,000 dividend used by the Company to redeem its outstanding Junior Subordinated Debentures. The Debentures were issued to the Company’s Trust subsidiary for the net proceeds obtained from the issuance of pooled trust preferred securities. The pooled trust preferred securities provided additional capital that was required to complete a 2003 bank acquisition. Based on internal of growth of the Bank’s capital position since the acquisition, Management determined that the additional capital provided by the pool trust securities at a current rate of 9% was no longer required. At September 30, 2007, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

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

Quantitative information about the Company’s market risk at September 30, 2007 is as follows (in thousands):

	2007
	Carrying	Estimated	Down	Up
	Value	Fair Value	100 bp	100 bp

Financial assets:
Interest-bearing deposits with banks	$450	$450	—%	—%
Certificates of deposit	100	99	0.35	(0.35)
Investment securities	68,461	68,473	2.54	(3.34)
Loans receivable, net	233,143	230,776	1.26	(1.34)

Financial liabilities:
Interest-bearing deposits	228,402	219,878	0.99	(1.03)
Federal funds purchased	1,000	1,000	—	—
Notes payable	340	340	—	—
Advances from Federal Home Loan Bank	18,184	18,190	0.08	(0.46)

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

ITEM 4.       CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended September 30, 2007, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CITIZENS BANCSHARES CORPORATION

Date:	November 14, 2007	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	November 14, 2007	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date:	November 14, 2007	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer