Form 10-K
period 2007-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2008-03-31
CIK 813640

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No.

         The number of shares outstanding for each of the registrant's classes of common stock as of March 14, 2008 was: 2,006,445 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $10.50 per share on June 30, 2007, was approximately $13,317,300.

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

Proxy Statement for Annual Meeting of Shareholders to be held May 28, 2008

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," of Citizens Bancshares Corporation (the "Company") are "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

        Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

        The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see "Risk Factors" on page 11.

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

        The Bank does not engage in any line of business other than normal commercial banking activities. The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank's revenues derived from customers in foreign countries. The business of the Bank is not considered to be seasonal nor is the Bank's business dependent on any industry.

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

Investments

        As of December 31, 2007, investment securities comprised approximately 20% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 70% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, government-sponsored enterprises securities and other taxable securities.

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

        The Bank's asset/liability mix is monitored on a daily basis and a report reflecting the interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors every two months. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

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

Employees

        As of December 31, 2007, the Bank had 126 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

Website Address

        Our corporate website address is www.ctbconnect.com. From this website, select the "Investor Information" tab followed by selecting "Annual Reports/Financial Statements". Our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available and accessible soon after we file them with the SEC.

Supervision and Regulation

        Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

  •
  how, when and where we may expand geographically;

  •
  into what product or service market we may enter;

  •
  how we must manage our assets; and

  •
  under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

        Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

        Permitted Activities.    The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach- Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

        To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

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

        Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. As of December 31, 2007, the Bank qualified for the well-capitalized category.

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

        FDIC Insurance Assessments.    The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the "DIF"). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution's CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

        Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

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

        Allowance for Loan and Lease Losses.    The Allowance for Loan and Lease Losses (the "ALLL") represents one of the most significant estimates in the Bank's financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank's stated policies and procedures, management's best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank's estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See "Management's Discussion and Analysis—Critical Accounting Policies."

        Commercial Real Estate Lending.    The Bank's lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate ("CRE") lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.

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

  •
  The Servicemembers Civil Relief Act, which amended the Soldiers' and Sailors' Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

  •
  The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

Capital Adequacy

        The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated assets are less than $500 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

        The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007, our ratio of total capital to risk-weighted assets was 14% and our ratio of Tier 1 Capital to risk-weighted assets was 13%.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, the Company's leverage ratio was 10%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

ITEM 1A.    RISK FACTORS

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

        We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. We employ an outside vendor specializing in credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.

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

        With most of our loans concentrated in the metro Atlanta, Georgia and Birmingham, Alabama, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

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

        We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

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

Our access to additional short term funding to meet our liquidity needs is limited.

        We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors' accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as asset mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Home Loan Bank. If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds. Due to the limited availability of liquidity as a result of the subprime mortgage crisis, our access to additional borrowed funds may be limited and we may be required to pay above market rates for additional borrowed funds, which may adversely our results of operations.

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

        At December 31, 2007 we were in an asset sensitive position, which generally, means that changes in interest rates affect our interest earned on assets quicker than our interest paid for liabilities since the rates earned on our assets reset sooner than rates paid on our liabilities. Accordingly, we anticipate that interest rate decreases by the Federal Reserve Bank in the first quarter of 2008 will have a negative affect on our net interest income until the interest rates paid on our liabilities reset.

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

        As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the "FDIC") and the State of Georgia Department of Banking and Finance. Our compliance with Federal Reserve Board, FDIC and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

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

        Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia and Alabama is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

As a community bank, we have different lending risks than larger banks.

        We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

        We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

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

        Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

        The investment necessary for branch expansion may negatively impact our efficiency ratio. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

  •
  the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

  •
  the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

  •
  we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

  •
  the diversion of our management's attention to the negotiation of a transaction may detract from their business productivity;

  •
  we may enter into new markets where we lack experience; and

  •
  we may introduce new products and services with which we have no prior experience into our business.

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

        We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

        We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no written comments from the Commission staff regarding our periodic reports or current reports under the Act which remain unresolved.

ITEM 2.    DESCRIPTION OF PROPERTIES

        The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta,, Georgia. In addition to its main branch, the Bank also operates nine other branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 3172 Macon Road, Columbus, Georgia, is leased; the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. In the opinion of management, all of these properties are adequately insured.

        Other than normal commercial lending activities of the Bank, the Company generally does not invest in real estate, interests in real estate, or securities of or interests in entities primarily engaged in real estate activities.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2006. The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
Fiscal year ended December 31, 2007
March 31, 2007	$11.70	$10.20
June 30, 2007	$11.00	$10.35
September 30, 2007	$11.00	$10.00
December 31, 2007	$10.50	$9.01
Fiscal year ended December 31, 2006
March 31, 2006	$11.40	$10.50
June 30, 2006	$11.45	$9.65
September 30, 2006	$11.50	$9.90
December 31, 2006	$11.75	$10.85

        As of March 14, 2008, there were approximately 1,444 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

        The Company paid an annual cash dividend of $0.17 per share in 2006 and $0.19 per share in 2007. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See "Description of Business—Bank Regulation."

        The Company issued 6,925 shares of unregistered common stock from treasury stock to the Company's Employee Stock Purchase Plan during 2007 at a price of $8.17 per share.

        The Company did not purchase any shares of its common stock during the fourth quarter 2007.

ITEM 6.    SELECTED FINANCIAL DATA

        This information is not required since the Company qualifies as a smaller reporting company.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

        Citizens Bancshares Corporation (collectively with its subsidiary, the "Company") is a holding company that provides a full range of commercial banking services to individual and corporate customers through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers through its home office and six full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Forward-looking statements are based on current management expectations and, by their nature, are subject to risk and uncertainties because of the possibility of changes in underlying factors and assumptions. Actual conditions, events or results could differ materially from those contained in or implied by such forward-looking statements for a variety of reasons, including: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans and gather deposits; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; unanticipated issues during the integration of acquisitions; and significant changes in accounting, tax or regulatory practices or requirements. These factors should be considered in evaluating the "forward-looking statements" and undue reliance should not be placed on such statements. The Company undertakes no obligation to, nor does it intend to, update forward-looking statements to reflect circumstances or events that occur after the date hereof or to reflect the occurrence of unanticipated events. All written or oral forward-looking statements attributable to the Company are expressly qualified in the entirety by these cautionary statements.

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

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2007, 2006 or 2005.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts are presented within investment securities interest income on the Consolidated Statements of

Income. Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

        Allowance for Loan Losses—The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. These estimates for losses are based on individual assets and their related cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses. Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a semiannual basis a comprehensive review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit. Loans are charged against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

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

	Years ended December 31,
	2007	2006	2005
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$14,177	$14,275	$14,341

Provision for loan losses	$—	$30	$288

Net income	$2,856	$3,003	$2,343

Per share data:
Net income—basic	$1.37	$1.44	$1.12

Book value	$15.83	$14.46	$13.03

Cash dividends declared	$0.19	$0.17	$0.15

Balance sheet data:
Loans, net of unearned income and discounts	$238,211	$221,112	$218,972

Deposits	$279,599	$269,020	$254,669

Notes payable	$340	$340	$440

Advances from Federal Home Loan Bank	$18,944	$26,746	$37,700

Junior subordinated debentures	$—	$5,155	$5,155

Total assets	$338,384	$335,185	$328,581

Average stockholders' equity	$30,927	$28,173	$26,330

Average assets	$336,862	$327,736	$327,224

Ratios:
Net income to average assets	0.85%	0.92%	0.72%
Net income to average stockholders' equity	9.23%	10.66%	8.90%
Dividend payout ratio	13.90%	11.85%	13.36%
Average stockholders' equity to average assets	9.18%	8.60%	8.05%

        In 2007, the Company reported net income of $2,856,000, a 5 percent decrease over net income of $3,003,000 in 2006, which represented a 28 percent increase over 2005. Basic and diluted earnings per share were $1.37 and $1.44 for 2007 and 2006, respectively. Pretax income for 2007 was flat compared to 2006, decreasing by $86,000 or 2 percent to $3,672,000, while income tax expense increased by $61,000 or 8 percent to $816,000 over the same periods. The year over year increase in income tax expense is primarily due to the reduction of certain other allowable deductions taken in 2006 which were not available in 2007. Additional information concerning the Company's income taxes is summarized in Note 7, Income Taxes in the Notes to the Consolidated Financial Statements.

        The ratio of average stockholders' equity to average assets is one measure used to determine capital strength. The Company has a strong capital position, as its ratio of average stockholders' equity to average assets for 2007, 2006 and 2005 was 9.18 percent, 8.60 percent and 8.05 percent, respectively. Another key capital ratio, the Company's net income to average stockholders' equity (return on equity), was 9.23 percent, 10.66 percent and 8.90 percent in 2007, 2006 and 2005, respectively.

Financial Condition

        As of December 31, 2007, the Company had total assets of $338,384,000 and shareholders' equity was $33,133,000, representing 10 percent of total assets. Book value per common share was $15.83 as of December 31, 2007, as increase of 9 percent compared to the same period last year.

        Loans receivable, net increased by $17 million or 8 percent to $235,364,000 in 2007 compared to 2006. The increase in Loans receivable, net was partially offset by a $4 million decrease in Interest-bearing deposits with banks and $12 million in investment securities as these funds were shifted into loans which offer higher yields.

        At December 31, 2007, Foreclosed real estate, net was $2,423,000 an increase of $2,292,000 compared to December 31, 2006. This increase is primarily due to the collateral seized on a $2.6 million troubled loan, partially offset by the liquidation of several properties throughout the year. Due to the recent adverse conditions in the current real estate market, market value of real estate properties in the Company's target markets has been declining. As a result, in the fourth quarter of 2007, the Company reduced the carrying value of its Foreclosed real estate, net by $139,000.

        Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $381,000 or 4 percent at December 31, 2007. The increase is due to additional premiums paid and earnings on such premiums throughout the year.

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

        At December 31, 2007 and 2006, investment securities comprised approximately 20 percent and 24 percent of the Company's assets, respectively. The investment portfolio had a fair market value of $67,115,000 and an amortized cost of $66,980,000, resulting in a net unrealized gain of $135,000 at December 31, 2007. For the same period in 2006, the investment portfolio had a fair market value of $78,505,000 and an amortized cost of $79,337,000, resulting in a net unrealized loss of $832,000.

        Investments classified as held-to-maturity at December 31, 2007 had an amortized cost of $7,374,000 ($7,438,000 estimated fair value), compared to an amortized cost $8,175,000 ($8,157,000 estimated fair value) at December 31, 2006. Total investments classified as available-for-sale had a fair value of $59,677,000 ($59,606,000 amortized cost) at December 31, 2007, compared to a fair value of $70,348,000 ($71,162,000 amortized cost) at December 31, 2006.

        The following table shows the contractual maturities of all investment securities at December 31, 2007 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government-sponsored enterprises securities	$3,983	3.77%	$4,981	4.53%	$385	5.75%	$9,020	5.48%
Mortgage-backed securities(a)	—	—	3,160	3.74%	8,104	4.04%	19,175	4.98%
State, county, and municipal securities	90	7.35%	2,437	5.82%	10,561	6.01%	5,155	6.14%

Totals	$4,073		$10,578		$19,050		$33,350

(a)
Mortgage-backed securities have been categorized at their average life according to their projected speed of repayment. Principal repayments will occur at varying dates throughout the terms of the mortgages.

        Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and 6 percent of the par value of the bank's common stock outstanding and paid-in-capital. These investments are carried at cost and decreased by $405,000 to $1,842,000 in 2007 compared to 2006.

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

        Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or when loans become contractually in default for 90 days or more as to either interest or principal. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loan is well secured, in the process of collection and management deems it appropriate. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged-off against interest income on loans unless management believes that the accrued interest is recoverable through the liquidation of collateral.

        Nonperforming assets increased during the year by $3,836,000 to $7,684,000 at December 31, 2007 from $3,848,000 at December 31, 2006. This increase is primarily related to a $2.6 million loan secured by real estate that the Company foreclosed and transferred to foreclosed real estate. The remaining increase in nonperforming assets relates to nonperforming 1-4 family residential, multifamily residential, and nonfarm residential mortgage loans. Management is in the process of foreclosing and liquidating these properties. The Company does not expect significant losses as these properties have private mortgage insurance and/or sufficient market value to offset the principal balance outstanding. Also, the U.S. Government through the Small Business Administration Program guarantees $1,762,000 of the $5,261,000 in nonperforming loans.

        Nonperforming assets represents 3.19 percent of loans, net of unearned income, discounts, and real estate acquired through foreclosure at December 31, 2007 as compared to 1.74 percent at December 31, 2006.

        The table below presents a summary of the Company's nonperforming assets at December 31, 2007 and 2006.

	December 31, 2007	December 31, 2006
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$5,261	$3,718
Past-due loans of 90 days or more	—	—

Nonperforming loans	5,261	3,718
Real estate acquired through foreclosure	2,423	130

Total nonperforming assets	$7,684	$3,848

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	2.21%	1.68%

Nonperforming assets to loans, net of unearned income, discounts, and real estate acquired through foreclosure	3.19%	1.74%

Nonperforming assets to total assets	2.27%	1.15%

Allowance for loan losses to nonperforming loans	54.12%	83.61%

Allowance for loan losses to nonperforming assets	37.06%	80.78%

Provision and Allowance for Loan Losses

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

        Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates and management's judgment. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a semi-annual basis an independent review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, and individual concentrations of credit.

        Reviews of nonperforming loans, designed to identify potential charges to the reserve for possible loan losses, as well as to determine the adequacy of the reserve, are made on a continuous basis during the year. These reviews are conducted by the responsible lending officers, a separate independent review process, and the internal audit division. They consider such factors as trends in portfolio volume, quality, maturity and composition; industry concentrations; lending policies; new products; adequacy of collateral; historical loss experience; the status and amount of non-performing and past-due loans; specific known risks; and current, as well as anticipated specific and general economic factors that may affect certain borrowers. The conclusions are reviewed and approved by senior management. When a loan, or a portion thereof, is considered by management to be uncollectible, it is charged against the reserve after receiving approval by the Board of Directors. Any recoveries on loans previously charged off are added to the reserve.

        The provision for loan losses is the periodic cost of increasing the allowance or reserve for the estimated losses on loans in the portfolio. A charge against operating earnings is necessary to maintain the allowance for loan losses at an adequate level as determined by management. The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Based on the Company's evaluation, a provision for loan losses was not recorded in 2007. In 2006, the provision for loan losses that was charged against operating earnings was $30,000.

        The Company's allowance for loan losses was approximately $2,848,000 or 1.20 percent of loans receivable, net of unearned income and discounts at December 31, 2007, and $3,109,000 or 1.41 percent of loans receivable, net of unearned income and discounts at December 31, 2006. Management believes that the allowance for loan losses at December 31, 2007 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

        The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the twelve months ended December 31, 2007 and 2006 (amount in thousands, except financial ratios):

	2007	2006
Loans, net of unearned income and discounts	$238,211	$221,112

Average loans, net of unearned income, discounts and the allowance for loan losses	$223,687	$215,002

Allowance for loan losses at the beginning of period	$3,109	$3,327
Loans charged-off:
Commercial, financial, and agricultural	53	144
Real estate—loans	242	161
Installment loans to individuals	238	224

Total loans charged-off	533	529

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	70	118
Real estate—loans	130	93
Installment loans to individuals	72	70

Total loans recovered	272	281

Net loans charged-off	261	248
Additions to allowance for loan losses charged to operating expense	—	30

Allowance for loan losses at period end	$2,848	$3,109

Ratio of net loans charged-off to average loans, net of unearned income, discounts, and the allowance for loan losses	0.12%	0.12%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.20%	1.41%

Deposits

        Deposits are the Company's primary source of funding loan growth. Total deposits at December 31, 2007 increased by 4 percent or $10,579,000 to $279,599,000, driven by interest-bearing deposits which increased 8 percent or $16,948,000 to $225,705,000 compared to December 31, 2006. On an average basis, average interest-bearing deposits increased by $19,209,000 or 9 percent to $225,133,000 in 2007. The increase was primarily attributed to the Company's sale efforts, which places specific emphasis on deposit growth to reduce its reliance upon wholesale funding sources. The Company also has Corporate and Governmental customers that have significant interest-bearing deposits with the Company; and their deposit and withdrawal activities can significantly impact the Company's deposit balances.

        For additional information about the Company's deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

        While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2007, the Company's average borrowed funds decreased by $9,681,000 to $17,303,000 from $26,984,000 in 2006. The average interest rate on other borrowings was 6 percent in 2007 and 2006, respectively. Other borrowings consist of Federal funds purchased, short-term borrowings and Federal Home Loan Bank (the "FHLB") advances. In 2002, the Company issued pooled trust preferred securities used to acquire another financial institution, which were redeemed on June 26, 2007. The Bank had an average outstanding advance from the FHLB of $13,974,000 in 2007 and $21,454,000 in 2006. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages, commercial real estate loans and home equity loans.

        For additional information regarding the Company's other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

        The following tables identify the Company's aggregated information about contractual obligations and loan commitments at December 31, 2007.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
FHLB advances	$18,565,000	$—	$—	$379,408	$18,944,408
Notes payable	339,647	—	—	—	339,647
Operating leases	457,951	944,579	1,000,339	1,854,848	4,257,717

	$19,362,598	$944,579	$1,000,339	$2,234,256	$23,541,772

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Commitments to extend credit	$31,796,223	$14,130,780	$4,949,812	$279,004	$51,155,819
Commercial letters of credit	3,551,000	—	—	—	3,551,000

	$35,347,223	$14,130,780	$4,949,812	$279,004	$54,706,819

Liquidity Management

        Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank's prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2007 is approximately $1,604,000. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

Capital Resources

        Stockholders' equity increased by $2,983,000 or 10 percent during 2007. This increase is largely due to the growth in retained earnings of $2,286,000 as a result of net earnings in 2007 of $2,856,000 and an increase in accumulated other comprehensive income of $585,000.

        Dividends of $397,000 were paid on the Company's common stock in 2007, representing a 12 percent increase over the amount paid in 2006. The annual dividend payout rate was $0.19 per common share in 2007 compared to $0.17 per common share paid in 2006. The dividend payout ratio was 14 percent and 12 percent for 2007 and 2006 respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

        A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders' equity to average assets for 2007 was 9.18 percent compared with 8.60 percent in 2006.

        In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Company and the Bank are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off of the balance sheet. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiary, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4 percent of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100 percent of Tier 1 Capital. Also, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3 percent for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies, including the Company, generally are required to maintain a leverage ratio of at least 4 percent.

        At December 31, 2007 our ratio of total capital to risk-weighted assets was 14 percent, our ratio of Tier 1 Capital to risk-weighted assets was 13 percent and our leverage ratio was 10 percent.

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

        Net interest income, on a fully tax-equivalent basis, accounted for 75 percent of net interest income and noninterest income before provision for loan losses in 2007 and 2006, respectively, and 74 percent in 2005. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company's Asset/Liability Management Committee ("ALCO") is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

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

        The following table represents the Company's net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2007, 2006, 2005.

	Years ended December 31,
	2007	2006	2005
Interest Income	$22,565	$21,616	$19,785
Tax-equivalent adjustment	417	458	413

Interest income, tax-equivalent basis	22,982	22,074	20,198
Interest expense	(8,388)	(7,340)	(5,443)

Net interest income, tax equivalent basis	14,594	14,734	14,755
Provision for loan losses	—	(30)	(288)
Noninterest income	4,807	4,864	5,107
Noninterest expense	(15,312)	(15,351)	(16,468)

Income before income taxes	4,089	4,217	3,106

Income tax expense	(816)	(756)	(350)
Tax-equivalent adjustment	(417)	(458)	(413)

Income tax expense, tax-equivalant basis	(1,233)	(1,214)	(763)

Net income	$2,856	$3,003	$2,343

        Net interest income on a tax-equivalent basis for 2007 was flat compared to 2006, decreasing by $140,000 compared to a decrease of $21,000 in 2006. In line with most financial institutions in 2007, our net interest margin has experienced pressure from flattening loan rates and higher interest rates associated with gathering and maintaining deposits. Net interest income on a tax-equivalent basis growth in the fourth quarter was constrained due to asset yields tied to the prime rate declining in lock-step with Federal Reserve reductions while deposit rates were declining to a lesser extent due to deposit competition. Despite this pressure, the Company maintained a net interest yield on earning assets in 2007, 2006 and 2005 of 4.75 percent, 4.98 percent, and 5.06 percent on a tax equivalent basis, respectively.

        Total interest income on a tax equivalent basis increased $908,000 or 4 percent for the period ended December 31, 2007 compared to the same period in 2006. Similarly, total interest income on a tax equivalent basis increased by $1,876,000 or 9 percent in 2006 compared to the same period in 2005. These increases were primarily due to changes in rates and volume of average earning assets.

        Total interest expense on a tax equivalent basis increased $1,048,000 or 14 percent in 2007 and $1,897,000 or 35 percent in 2006 due to the repricing of interest-bearing liabilities in a higher rate environment and competition for deposits.

Noninterest Income

        Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income totaled $4,807,000 in 2007, a decrease of $57,000 or 1 percent compared to 2006. Noninterest income was $4,864,000 in 2006, representing a decrease of $243,000 or 5 percent compared to 2005.

        Fee income from service charges on deposit accounts, the major component of noninterest income, increased 2 percent in 2007 after declining 8 percent in 2006. The increase in 2007 is primarily due to an enhancement in the services offered on the Bank's deposit products which has had a positive impact on service fee income. In the fourth quarter of 2007, noninterest income increased by $359,000 or 32.9% compared to the same period last year as this new fee generating product has been well received by the Bank's customers. In 2006, service charges on deposit accounts were negatively impacted by customers' embracing the Company's free checking account product implemented to compete with local financial institutions offering similar products in the Company's target market area and reduced volume of insufficient funds, returned check charges, and other customer service fees.

        In 2005, in accordance with the guidance in SFAS No. 115 and SAB Topic 5: M, the Company's management concluded that an other-than-temporary impairment had incurred in its agency preferred securities, and that a writedown of the securities to market value was appropriate. The Company realized a $346,000 loss on the writedown for other-than-temporary impairment in its Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred stocks. There was no other-than-temporary impairment charge in 2007 and 2006.

        The Company experienced a loss on sales of securities of $30,000 in 2007, and gains of $154,000 and $75,000 in 2006 and 2005, respectively. As part of its asset/liability strategy the bank sold various investments in order to restructure its investment portfolio to take advantage of the current interest rate environment and meet its liquidity needs to satisfy increasing loan demand. The Company also realized gains of $47,000 and $2,000 in 2007 and 2006, respectively, and a loss of $8,000 in 2005 on the sale of assets. These transactions primarily represent the liquidation of repossessed assets and foreclosed properties.

        Other operating income increased slightly in 2007, increasing by $25,000 but decreased by $376,000 or 22 percent in 2006. This decrease is partially due to an event which increased the 2005 balance by $250,000. In 2005 we reversed a $250,000 accrual related to a jury verdict the Company won on appeal.

Noninterest Expense

        The efficiencies in the Company's operations continue to improve as management continues to adjust overhead expenses to handle the impact that the flat yield curve has on earnings. While total noninterest expenses reflects a decrease of $40,000 in 2007, our overhead expenses was significantly impacted by a $200,000 judgment against the Company in the first quarter of 2007. Total noninterest expense decreased by $1,117,000 or 7 percent to $15,351,000 in 2006 as a result of actions taken by management to control overhead expenses.

        Salaries and employee benefits expense decreased $105,000 or 1 percent in 2007 and $619,000 or 8 percent in 2006 due to a decrease in the Company's full-time employees (FTE). The Company's ongoing organizational changes have reduced its FTE to 126 at the end of December 31, 2007 from 133 in 2006, representing a 5 percent reduction in staff.

        Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company's premises and equipment. Occupancy and equipment expense was basically flat in 2007, increasing by $25,000. During the third quarter of 2007 the Company relocated its Columbus branch to a larger facility which is closer to the Company's customer base and has more growth opportunities. The Company also installed plasma televisions in each of its branches to improve the marketing of its products to retail customers. The Company benefited from the consolidation of several branches in 2005 as occupancy and equipment expense decreased $281,000 or 11 percent in 2006.

        Other operating expenses were also flat in 2007, increasing by $28,000. However, other operating expenses includes a $200,000 award levied against the Company by the Superior Court of DeKalb County, Georgia for attorney fees associated with a former court case decided against the Company. The Company considers the attorney fees awarded to be excessive and unwarranted considering the amount of the judgment awarded by the jury in the case, and is appealing to have the fee reversed. Other operating expenses decreased by $217,000 or 4 percent in 2006 due to expense control.

Income Taxes

        Income tax expense increased $61,000 or 8 percent to $816,000 for the year ended December 31, 2007 compared to an increase of $406,000 or 116 percent to $756,000 in 2006. The effective tax rate as a percentage of pretax income was 22 percent in 2007, 20 percent in 2006, and 13 percent in 2005. The statutory federal rate was 34 percent during 2007, 2006 and 2005. The increase in the effective tax rate in 2007 is primarily due to the reduction of certain other allowable deductions taken in 2006 which were not available in 2007. The increase in the effective tax rate in 2006 is due to a 40 percent increase in pretax income. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        This information is not required since the Company qualifies as a smaller reporting company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, notes thereon, and independent auditors report are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes or disagreements with the Company's accountants in the last two fiscal years.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based upon this evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities Exchange Commission, is timely made known to them.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2007.

        This Annual Report on Form 10-K does not include an attestation report of the Company's independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

        There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2008, under the headings "Election of Directors," "Executive Officers," "Beneficial Ownership of Common Stock," "Information About the Board and its Committees" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and are incorporated herein by reference.

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

        There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's board of directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2008 under the heading "Executive Compensation" and are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2008 under the heading "Beneficial Ownership of Common Stock" and are incorporated herein by reference.

        The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2007.

	Equity Compensation Plan Table
			(c)
	(a)
		(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights
Plan category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	90,176 shares	$10.97	234,434 shares
Equity compensation plans not approved by security holders	17,500 shares	$9.88	None
Total	107,676 shares	$10.80	234,434 shares

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2008 under the heading, "Certain Transactions" and "Director Independence" and are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to the Company's independent accountants is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2008 under the heading "Accounting Matters" and are incorporated herein by reference.

Citizens Bancshares Corporation
and Subsidiary

Consolidated Financial Statements as of
December 31, 2007 and 2006 and for Each of the
Three Years in the Period Ended December 31, 2007

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005	F-3
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006, and 2005	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005	F-5-F-6
Notes to Consolidated Financial Statements	F-7-F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Citizens Bancshares Corporation and its subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years in the three year period then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of Citizens Bancshares Corporation and its subsidiary's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control over Financial Reporting, accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Columbia, South Carolina
March 27, 2008

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Cash and due from banks, including reserve requirements of $300,000 at December 31, 2007 and 2006, respectively	$8,187,833	$8,615,340
Interest-bearing deposits with banks	521,586	4,588,548
Certificates of deposit	100,000	100,000
Investment securities available for sale, at fair value (amortized cost of $59,606,060 and $71,162,240 at December 31, 2007 and 2006, respectively)	59,677,477	70,348,116
Investment securities held to maturity, at cost (estimated fair value of $7,437,567 and $8,157,349 at December 31, 2007 and 2006, respectively)	7,373,981	8,174,850
Other investments	1,841,550	2,246,250
Loans receivable—net	235,363,511	218,003,209
Premises and equipment—net	7,791,706	7,850,023
Cash surrender value of life insurance	9,744,891	9,363,656
Foreclosed real estate—net	2,422,865	130,457
Other assets	5,358,263	5,765,005

	$338,383,663	$335,185,454

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Noninterest-bearing deposits	$53,893,706	$60,262,662
Interest-bearing deposits	225,705,481	208,757,684

Total deposits	279,599,187	269,020,346
Accrued expenses and other liabilities	4,367,222	3,774,832
Federal funds purchased	2,000,000	—
Notes payable	339,647	339,647
Junior subordinated debentures	—	5,155,000
Advances from Federal Home Loan Bank	18,944,408	26,745,923

Total liabilities	305,250,464	305,035,748

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock—$1 par value; 15,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230,065	2,230,065
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding	90,000	90,000
Additional paid-in capital	7,553,588	7,497,239
Retained earnings	25,071,250	22,785,503
Treasury stock at cost, 227,517 and 234,442 shares at December 31, 2007 and 2006, respectively	(1,858,839)	(1,915,416)
Accumulated other comprehensive income (loss), net of income taxes	47,135	(537,685)

Total stockholders' equity	33,133,199	30,149,706

	$338,383,663	$335,185,454

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
Interest income:
Loans, including fees	$18,852,597	$18,050,725	$16,503,010
Investment securities:
Taxable	2,496,921	2,482,652	2,221,289
Tax-exempt	808,750	889,140	801,313
Dividends	98,915	126,646	135,363
Interest-bearing deposits	307,512	66,295	123,542

Total interest income	22,564,695	21,615,458	19,784,517

Interest expense:
Deposits	7,360,882	5,710,991	3,976,613
Other borrowings	1,026,961	1,628,971	1,466,564

Total interest expense	8,387,843	7,339,962	5,443,177

Net interest income	14,176,852	14,275,496	14,341,340
Provision for loan losses	—	30,000	287,500

Net interest income after provision for loan losses	14,176,852	14,245,496	14,053,840

Noninterest income:
Service charges on deposits	3,399,147	3,341,830	3,643,642
Impairment loss on equity securities	—	—	(346,000)
Gains (losses) on sales of securities	(30,299)	153,647	74,854
Gains (losses) on sales of assets	47,277	1,899	(8,082)
Other operating income	1,391,356	1,366,716	1,742,706

Total noninterest income	4,807,481	4,864,092	5,107,120

Noninterest expense:
Salaries and employee benefits	7,423,763	7,528,768	8,148,086
Occupancy and equipment	2,382,168	2,344,595	2,625,549
Other operating expenses	5,506,097	5,477,631	5,694,624

Total noninterest expense	15,312,028	15,350,994	16,468,259

Income before income taxes	3,672,305	3,758,594	2,692,701
Income tax expense	816,385	755,705	349,455

Net income	$2,855,920	$3,002,889	$2,343,246

Net income per share—basic	$1.37	$1.44	$1.12

Net income per share—diluted	$1.37	$1.44	$1.12

Weighted average outstanding shares:
Basic	2,089,906	2,087,002	2,085,732
Diluted	2,089,906	2,087,002	2,096,449

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

			Nonvoting Common Stock
	Common Stock						Treasury Stock
					Additional Paid in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Shares	Amount		Total
Balance—December 31, 2004	2,230,065	$2,230,065	90,000	$90,000	$7,442,206	$18,108,133	(240,643)	$(1,955,278)	$(33,635)	$25,881,491
Net income	—	—	—	—	—	2,343,246	—	—	—	2,343,246
Unrealized holding losses on investment securities available for sale—net of taxes of $480,378	—	—	—	—	—	—	—	—	(932,499)	(932,499)
Less reclassification adjustment for holding gains included in net income—net of taxes of $25,450	—	—	—	—	—	—	—	—	(49,404)	(49,404)
Less reclassification adjustment for writedown losses on investment securities included in net income—net of taxes of $117,639	—	—	—	—	—	—	—	—	228,361	228,361

Comprehensive income	—	—	—	—	—	—	—	—	—	1,589,704

Sale of treasury stock	—	—	—	—	(2,775)	—	9,330	59,002	—	56,227
Dividends declared—$0.15 per share	—	—	—	—	—	(313,033)	—	—	—	(313,033)

Balance—December 31, 2005	2,230,065	$2,230,065	90,000	$90,000	$7,439,431	$20,138,346	(231,313)	$(1,896,276)	$(787,177)	$27,214,389
Net income	—	—	—	—	—	3,002,889	—	—	—	3,002,889
Unrealized holding losses on investment securities available for sale—net of taxes of $181,786	—	—	—	—	—	—	—	—	350,899	350,899
Less reclassification adjustment for holding gains included in net income—net of taxes of $52,240	—	—	—	—	—	—	—	—	(101,407)	(101,407)

Comprehensive income	—	—	—	—	—	—	—	—	—	3,252,381

Purchase of treasury stock	—	—	—	—	6,074	—	(6,968)	(65,000)	—	(58,926)
Sale of treasury stock	—	—	—	—	1,254	—	3,839	45,860	—	47,114
Stock based compensation expense	—	—	—	—	50,480	—	—	—	—	50,480
Dividends declared—$0.17 per share	—	—	—	—	—	(355,732)	—	—	—	(355,732)

Balance—December 31, 2006	2,230,065	$2,230,065	90,000	$90,000	$7,497,239	$22,785,503	(234,442)	$(1,915,416)	$(537,685)	$30,149,706
Net income	—	—	—	—	—	2,855,920	—	—	—	2,855,920
Unrealized holding losses on investment securities available for sale—net of taxes of $290,969	—	—	—	—	—	—	—	—	564,823	564,823
Less reclassification adjustment for holding gains included in net income—net of taxes of $10,302	—	—	—	—	—	—	—	—	19,997	19,997

Comprehensive income	—	—	—	—	—	—	—	—	—	3,440,740

Cumulative effect of adoption of fair value option	—	—	—	—	—	(173,280)	—	—	—	(173,280)
Stock based compensation expense	—	—	—	—	53,132	—	—	—	—	53,132
Sale of treasury stock	—	—	—	—	3,217	—	6,925	56,577	—	59,794
Dividends declared—$0.19 per share	—	—	—	—	—	(396,893)	—	—	—	(396,893)

Balance—December 31, 2007	2,230,065	$2,230,065	90,000	$90,000	$7,553,588	$25,071,250	(227,517)	$(1,858,839)	$47,135	$33,133,199

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$2,855,920	$3,002,889	$2,343,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30,000	287,500
Depreciation	775,608	658,480	926,429
Amortization and accretion—net	261,054	699,650	950,563
Provision (benefit) for deferred income taxes	(107,428)	(93,744)	37,893
Gains on sales and disposals of investments and property—net	(16,980)	(155,546)	(66,772)
Writedown losses on investment securities	—	—	346,000
Stock based compensation plan	53,132	50,480	—
Changes in assets and liabilities, net of acquisition:
Change in other assets	(318,027)	(710,627)	175,943
Change in accrued expenses and other liabilities	592,391	371,880	346,875

Net cash provided by operating activities	4,095,670	3,853,462	5,347,677

INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits with banks	4,066,962	(4,190,871)	336,375
Net change in certificates of deposit	—	—	700,000
Proceeds from the sales and maturities of securities available for sale	12,838,477	14,056,072	18,472,097
Proceed from the maturities of securities held to maturity	791,643	1,226,229	557,039
Purchases of securities available for sale	(1,439,103)	(18,316,467)	(11,688,894)
Purchase of other investments	(2,358,200)	(5,300,900)	(6,554,200)
Proceeds from sales of other investments	2,762,900	5,889,500	6,188,200
Net change in loans	(20,729,384)	(3,032,075)	(9,266,692)
Purchases of premises and equipment	(891,156)	(883,550)	(198,635)
Proceeds from sale of premises and equipment	178,931	7,570	17,512
Premiums (paid) and policies surrendered	(27,942)	84,070	(69,917)
Net proceeds from sale of foreclosed real estate	1,106,014	1,004,137	1,312,840

Net cash used in investing activities	(3,700,858)	(9,456,285)	(194,275)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
FINANCING ACTIVITIES:
Net change in deposits	$10,578,841	$14,350,980	$(11,832,330)
Increase in Federal Funds Purchased	2,000,000	—	—
Principal payments on note payable	—	(100,000)	(100,000)
Retirement of junior subordinated debentures	(5,000,000)	—	—
Net increase (decrease) in Federal Home Loan Bank advances	(8,064,061)	(10,954,077)	7,450,000
Dividends paid	(396,893)	(355,732)	(313,033)
Net sale (purchase) of treasury stock	59,794	(11,812)	56,227

Net cash (used in) financing activities	(822,319)	2,929,359	(4,739,136)

Net change in cash and cash equivalents	(427,507)	(2,673,464)	414,267
CASH AND CASH EQUIVALENTS
Beginning of year	8,615,340	11,288,804	10,874,537

End of year	$8,187,833	$8,615,340	$11,288,804

Supplemental disclosures of cash paid during the year for:
Interest	$8,224,320	$7,175,847	$5,240,153
Income taxes	751,522	960,000	323,000
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	3,356,212	569,819	538,498
Change in unrealized gain (loss) on investment
securities available for sale—net of tax	584,820	249,492	(753,543)
Cumulative effect of adoption of fair value option	173,280	—	—

The accompanying notes are an integral part of these consolidated financial statements.

(Concluded)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—Citizens Bancshares Corporation and subsidiary (the "Company") is a holding company that provides a full range of commercial banking and mortgage brokerage services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers through seven full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. On June 26, 2007, the Company exercised its option to have its junior subordinated debentures, issued through a wholly owned subsidiary grantor trust—Citizens (GA) Statutory Trust I (the "Trust"), redeemed and retired. Upon completion of the junior subordinated debentures redemption and windup of Trust activities, the Trust subsidiary was dissolved. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand and amounts due from banks and federal funds sold. The Federal Reserve Bank (the "FRB") requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company's daily average balance with the FRB. This reserve requirement represents 3% of the Company's daily average demand deposit balance between $9.3 million and $34.6 million and 10% of the Company's daily average demand deposit balance above $34.6 million.

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2007, 2006, or 2005.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management. In 2005, the Company realized a $346,000 loss related to the writedown on its investments in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred stocks as a result of other-than-temporary impairment. In 2006, these securities recovered some of the value written-off in 2005 and the Company was able to sell the perpetual preferred stocks for a gain of $124,000. There was no other-than-temporary impairment for securities recorded during 2007 or in 2006.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The following table presents information about our intangible assets:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$2,836,345	$2,712,119	$2,836,345	$2,600,220

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2007	2006	2005
Aggregate amortization expense of core deposit intangibles	$111,899	$405,192	$405,192

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2008	53,240
2009	53,240
2010	17,746

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

        In 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company's consolidated financial position.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock Based Compensation—On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (as amended)" ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plan equaled the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

        There were options for 34,500 shares granted in 2007, options for 16,000 shares granted in 2006 and options for 21,000 shares granted in 2005. The fair value of the options granted, including expected forfeitures, was approximately $68,000 for options granted in April 2007, $38,000 for options granted in May 2006 and $62,000 for options granted in April 2005. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 1.74%, 1.48% and 1.36% for 2007, 2006 and 2005, respectively; historical volatility of 29.33%, 31.79% and 38.94% for 2007, 2006 and 2005, respectively; risk-free interest rate of 4.66%, 5.14% and 4.26% for options granted in 2007, 2006, and 2005, respectively; the options vests at a rate of 33.3% per year and have expected lives of six years for 2007, 2006 and 2005, respectively.

        Recently Issued Accounting Standards—In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The Company elected to early adopt the provisions of these statements effective January 1, 2007. See Note 12, "Fair Value of Financial Instruments" to the Consolidated Financial Statements for related disclosures.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. As a result of adopting SFAS No. 159, the Company recorded a $173,000 reduction to opening retained earnings on January 1, 2007. SFAS No. 157 and SFAS No. 159 are effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. The Company elected to early adopt the provisions of

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

these statements effective January 1, 2007. See Note 12, "Fair Value of Financial Instruments" to the Consolidated Financial Statements for related disclosures.

        In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion—1967" (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company estimates the impact to its retained earnings from the adoption of EITF 06-4 will be approximately $665,000.

        In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

        In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

        In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company's mortgage loans held for sale.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the 2007 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

2. INVESTMENT SECURITIES

        Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2007:
Government-sponsored enterprises securities	$6,944,976	$24,130	$5,233	$6,963,873
State, county, and municipal securities	13,919,410	111,801	43,054	13,988,157
Mortgage-backed securities	38,741,674	213,670	229,897	38,725,447

Totals	$59,606,060	$349,601	$278,184	$59,677,477

At December 31, 2006:
Government-sponsored enterprises securities	$6,939,456	$—	$117,229	$6,822,227
State, county, and municipal securities	16,521,848	137,214	59,436	16,599,626
Mortgage-backed securities	47,700,936	104,173	878,846	46,926,263

Totals	$71,162,240	$241,387	$1,055,511	$70,348,116

        Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2007:
Government-sponsored enterprises securities	$2,384,615	$377	$3,966	$2,381,026
State, county, and municipal securities	4,255,795	81,954	—	4,337,749
Mortgage-backed securities	733,571	49	14,828	718,792

Totals	$7,373,981	$82,380	$18,794	$7,437,567

At December 31, 2006:
Government-sponsored enterprises securities	$3,000,000	$—	$62,320	$2,937,680
State, county, and municipal securities	4,258,800	84,593	13	4,343,380
Mortgage-backed securities	916,050	76	39,837	876,289

Totals	$8,174,850	$84,669	$102,170	$8,157,349

        The amortized costs and fair values of investment securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$4,078,356	$4,073,323
Due after one year through five years	3,397,845	3,383,047	7,147,760	7,179,746
Due after five years through ten years	3,976,136	4,054,520	15,091,265	15,074,215
Due after ten years	—	—	33,288,679	33,350,193

	$7,373,981	$7,437,567	$59,606,060	$59,677,477

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

2. INVESTMENT SECURITIES (Continued)

        Gross realized gains on securities were $2,578, $154,847, and $74,854 in 2007, 2006, and 2005, respectively. Gross realized losses on securities were $32,877 and $1,200 in 2007 and 2006, respectively. There were no gross realized losses on securities in 2005. However, during 2005 the Company realized a $346,000 loss related to the writedown of its investments in equity portfolio as a result of other-than-temporary impairment. There was no other-than-temporary impairment for securities recorded during 2007 or in 2006.

        Investment securities with carrying values of approximately $56,329,000, $58,719,000 and $53,856,000 at December 31, 2007, 2006, and 2005, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

        Those investment securities held to maturity and available for sale which have an unrealized loss position at December 31, 2007 are detailed below:

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises securities	$—	$—	$3,982,669	$(5,233)	$3,982,669	$(5,233)
Mortgage-backed securites	1,192,450	(27,684)	23,588,090	(202,213)	24,780,540	(229,897)
Municipal securities	896,023	(1,726)	3,754,143	(41,328)	4,650,166	(43,054)

Total	$2,088,473	$(29,410)	$31,324,902	$(248,774)	$33,413,375	$(278,184)

Securties Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises securities	$—	$—	$996,034	$(3,966)	$996,034	$(3,966)
Mortgage-backed securites	64,929	(660)	642,446	(14,168)	707,375	(14,828)
Municipal securities	—	—	—	—	—	—

Total	$64,929	$(660)	$1,638,480	$(18,134)	$1,703,409	$(18,794)

        Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

2. INVESTMENT SECURITIES (Continued)

in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

        The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans outstanding, by classification, are summarized as follows:

	December 31,
	2007	2006
Commercial, financial, and agricultural	$9,317,218	$15,485,542
Installment	12,232,440	12,244,005
Real estate—mortgage	182,120,221	162,091,528
Real estate—construction	32,452,957	29,386,206
Other	2,387,070	2,229,200

	238,509,906	221,436,481
Less: Net deferred loan fees	298,744	324,682
Allowance for loan losses	2,847,651	3,108,590

	$235,363,511	$218,003,209

        Concentrations—The Company's concentrations of credit risk are as follows:

  •
  A substantial portion of the Company's loan portfolio is collateralized by real estate in metropolitan Atlanta. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta area.

  •
  The Company's loans to area churches were approximately $47.6 million and $37.7 million at December 31, 2007 and 2006, respectively, which are generally secured by real estate.

  •
  The Company's loans to area convenience stores were approximately $13.5 million and $13.4 million at December 31, 2007 and 2006, respectively. Loans to convenience stores are generally secured by real estate.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$3,108,590	$3,326,882	$3,182,697
Provision for loan losses	—	30,000	287,500
Loans charged off	(532,606)	(528,624)	(446,992)
Recoveries on loans previously charged off	271,667	280,332	303,677

Balance—end of year	$2,847,651	$3,108,590	$3,326,882

        Nonaccrual loans amounted to $5,261,000 and $3,718,000 at December 31, 2007 and 2006, respectively.

        At December 31, 2007 and 2006, the recorded investment in loans considered to be impaired was $11,767,000 and $11,804,000, respectively. The related allowance for loan losses for these loans was $2,180,000 and $2,006,000 at December 31, 2007 and 2006, respectively. The average investment in impaired loans during 2007 and 2006 was approximately $9,560,000 and $9,767,000, respectively. Interest income recognized on impaired loans was approximately $1,021,000, $1,080,000, and $939,000 in 2007, 2006, and 2005, respectively. Interest income recognized on a cash basis was approximately $209,000, $205,000, and $119,000 in 2007, 2006, and 2005, respectively.

4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2007	2006
Land	$1,840,250	$1,910,142
Buildings and improvements	6,968,857	6,874,988
Furniture and equipment	7,181,175	6,718,819

	15,990,282	15,503,949
Less accumulated depreciation	8,198,576	7,653,926

	$7,791,706	$7,850,023

5. DEPOSITS

        The following is a summary of interest-bearing deposits:

	December 31,
	2007	2006
Demand deposit and money market accounts	$68,728,126	$64,849,596
Savings accounts	33,136,398	36,101,331
Time deposits of $100,000 or more	61,210,358	51,649,681
Other time deposits	62,630,599	56,157,076

	$225,705,481	$208,757,684

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

5. DEPOSITS (Continued)

        At December 31, 2007, maturities of time deposits are approximately as follows:

2008	$111,789,004
2009	5,904,571
2010	3,500,624
2011	1,264,396
2012 and thereafter	1,382,362

$123,840,957

6. OTHER BORROWINGS

        Federal Funds Purchased—Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. At December 31, 2007 the Company had $2,000,000 outstanding at an interest rate of 3.65%. There was no amount outstanding at December 31, 2006.

        Notes Payable—At December 31, 2007 and 2006, the unsecured note payable had an outstanding principal balance of $339,647. The note bore interest at a rate of 6.75% at December 31, 2007 and 7.75% at December 31, 2006 (50 basis points below the lender's prime rate) and is payable quarterly. The principal balance is due in full on June 30, 2008.

        Junior Subordinated Debentures—During 2002, Citizens Bancshares Corporation issued $5 million of pooled trust preferred securities through one issuance by a wholly owned subsidiary grantor trust, Citizens (GA) Statutory Trust I (the "Trust"). The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company. These securities are reported on our consolidated balance sheet as Junior Subordinated Debentures at December 31, 2006. On June 26, 2007, in accordance with the terms of the Debentures, the Company redeemed and retired the outstanding Debentures. At December 31, 2006, the interest rate on the Junior Subordinated Debentures was 8.82%.

        Federal Home Loan Bank Advances—At December 31, 2007 and 2006, the Company has variable rate advances of approximately $18.6 million and $16.4 million outstanding with a weighted average interest rate of 4.40% and 5.50%, respectively. The variable rate advances outstanding fluctuates daily depending on the liquidity needs of the Company. In August 2006, the Company received an AHP Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2007 had a remaining balance of $379,408. In July 2007, the Company paid off its $10 million fixed rate advance with an interest rate of 5.82% in a continual effort to manage the interest rate sensitivity of its assets and liabilities. All of these advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages and commercial real estate loans. As of December 31, 2007 and 2006, total loans pledged as collateral was $55,000,000 and $49,000,000, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

6. OTHER BORROWINGS (Continued)

        As of December 31, 2007 and 2006, maturities of the Company's Federal Home Loan Bank Advances are approximately as follows:

		December 31,
Maturity
	Rate	2007	2006
July-08	Variable (4.40% at December 31, 2007)	$18,565,000	$16,350,000
April-10	Fixed (5.82%)	—	10,000,000
August-26(1)	N/A	379,408	395,923

		$18,944,408	$26,745,923

    (1)
    Represents an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

7. INCOME TAXES

        The components of income tax expense consist of:

	2007	2006	2005
Current tax expense	$840,896	$665,620	$1,144,711
Deferred tax (benefit) expense	(24,511)	90,085	(795,256)

	$816,385	$755,705	$349,455

        Income tax expense for the years ended December 31, 2007, 2006, and 2005 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2007	2006	2005
Income tax expense at statutory rate	$1,248,584	$1,277,922	$915,518
Tax-exempt interest income—net of
disallowed interest expense	(258,878)	(279,016)	(272,446)
Nondeductible expenses	20,095	18,209	31,437
Cash surrender value of life insurance income	(120,119)	(129,290)	(100,532)
Other—net	(73,297)	(132,120)	(224,522)

Income tax expense	$816,385	$755,705	$349,455

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

7. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2007	2006
Deferred tax assets:
Net operating losses and credits	$336,399	$410,561
Loans, principally due to difference in allowance for loan losses and deferred loan fees	956,508	1,055,562
Nonaccrual loan interest	130,433	103,732
Postretirement benefit accrual	621,082	537,640
Net unrealized loss on securities available for sale	—	276,989
Other Real Estate Owned	81,923	—
Other	213,543	49,299

Gross deferred tax asset	2,339,888	2,433,783
Valuation allowance	(128,643)	(128,555)

Total deferred tax assets	2,211,245	2,305,228

Deferred tax liabilities:
Net unrealized gain on securities available for sale	24,282	—
Purchased loan discount	239,457	273,665
Premises and equipment	102,862	147,096
Other	222,602	286,936

Total deferred tax liabilities	589,203	707,697

Net deferred tax assets	$1,622,042	$1,597,531

        The Company has, at December 31, 2007, net operating loss carryforwards of approximately $3,249,000 for state income tax purposes, which expire in years 2008 through 2022. The Company also has certain state income tax credits of $315,000 at December 31, 2007 which expires in years 2008 through 2012. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $129,000 valuation allowance has been provided against state tax carryforwards totaling $3,249,000.

        The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

8. EMPLOYEE BENEFITS

        Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

8. EMPLOYEE BENEFITS (Continued)

December 31, 2007, 2006, and 2005, the Company recognized $97,000, $90,000, and $113,000, respectively, in expenses related to this plan.

        The Bank also has a postretirement benefit plan which provides retirement benefits to its key officers and Board members and provides death benefits for their designated beneficiaries. Under the plan, the Bank purchased whole life insurance contracts on the lives of certain key officers and Board members.

        The increase in cash surrender value of the contracts, less the Bank's premiums, constitutes the Bank's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2007 and 2006, the cash surrender value of these insurance contracts was $9,744,891 and $9,363,656, respectively.

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

	Approximate Contractual Amount
	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$51,155,819	$56,314,964
Commercial letters of credit	3,551,000	3,353,000

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

9. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Leases—As of December 31, 2007, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2008	457,951
2009	467,675
2010	476,904
2011	492,625
2012	507,714
2013 and Thereafter	1,854,848

$4,257,717

        Rent expense in 2007, 2006, and 2005 was approximately $516,000, $425,000, and $437,000, respectively.

        Legal—During 2007, legal fees were awarded in the amount of $200,000 related to a case brought to conclusion in 2006 in which a $100,000 judgment was levied against the Company. The Company is appealing to have both the jury award and legal fees reversed. The Company has accrued for these losses in the respective year of the judgments and are reflected in the December 31, 2007 and 2006 Consolidated Financial Statements. During 2003, a jury awarded a $250,000 judgment against the Company for lenders' liability. The Company appealed and succeeded in having the jury award reversed in 2005. The reversal of the $250,000 judgment is reflected in the December 31, 2005 Consolidated Financial Statements. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's consolidated financial statements.

10. STOCK OPTIONS

        The Company has a Stock Incentive Plan which was approved in 1999. Under the 1999 Stock Incentive Plan, options are periodically granted to employees at a price not less than fair market value of the shares at the date of grant (or less than 110% of the fair market value if the participant owns more than 10% of the Company's outstanding Common Stock). The term of the stock incentive option may not exceed ten years from the date of grant; however, any stock incentive option granted to a participant who owns more than 10% of the Common Stock will not be exercisable after the expiration of five (5) years after the date the option is granted.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

10. STOCK OPTIONS (Continued)

        A summary of the status of the Company's stock options as of December 31, 2007, 2006, and 2005, and changes during the years ended on those dates is presented below:

	2007				2006		2005
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	73,176	$10.92	6.92		60,176	$10.92	47,476	$9.61
Granted	34,500	10.50			16,000	11.45	21,000	13.41
Exercised	—	—			—	—	(1,568)	7.00
Expired/Terminated	—	—			(3,000)	13.41	(6,732)	9.70

Outstanding—end of year	107,676	$10.80	7.08	$25,949	73,176	$10.92	60,176	$10.92

Options exercisable at year-end	57,676	$10.63	5.48	$25,949	52,299	$9.76	40,299	$8.86

Shares available for grant	234,434				268,934		281,934

        The following table summarizes information about stock options outstanding under the Company's plan at December 31, 2007:

	Shares	Weighted Average Grant Day Fair Value
Non-vested—beginning of year	30,667	$4.35
Granted	34,500	$3.27
Vested	(15,167)	$4.44
Expired/Terminated	—

Non-vested—at year-end	50,000	$3.61

        The total fair value of options vested during 2007, 2006 and 2005 was $67,000, $46,000 and $40,000 respectively. As of December 31, 2007 there was $77,416 of total unrecognized stock-based compensation expense related to the 1999 Stock Incentive Plan. The cost will be recognized over a weighted average period of 1.55 years. Total compensation cost recognized during 2007 and 2006 was $53,132 and $50,480 respectively. There was no compensation cost recognized in 2005.

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2007, 2006, 2005.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Continued)

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2007
Basic earnings per share	$2,855,920	2,089,906	$1.37
Effect of dilutive securities: option to purchase common shares	—	—	—

Diluted earnings per share	$2,855,920	2,089,906	$1.37

Year ended December 31, 2006
Basic earnings per share	$3,002,889	2,087,002	$1.44
Effect of dilutive securities: option to purchase common shares	—	—	—

Diluted earnings per share	$3,002,889	2,087,002	$1.44

Year ended December 31, 2005
Basic earnings per share	$2,343,246	2,085,732	$1.12
Effect of dilutive securities: option to purchase common shares	—	10,717	—

Diluted earnings per share	$2,343,246	2,096,449	$1.12

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

        As discussed in Note 1, "Accounting Policies," to the Consolidated Financial Statements, the Company early adopted the fair value financial accounting standards SFAS No. 157 and SFAS No. 159 as of January 1, 2007. The ability to record at fair value certain financial assets and financial liabilities allowed the Company to improve its financial reporting of selective financial assets and liabilities. The adoption of SFAS No. 157 and SFAS No. 159 had no impact on the Company's effective tax rate.

        As a result of electing to record these financial assets and financial liabilities at fair value pursuant to the provisions of SFAS No. 159 as of January 1, 2007, the Company recorded the following to opening retained earnings:

Description	Balance at 1/1/07 prior to Adoption	Net Loss upon Adoption	Balance at 1/1/07 after Adoption
Advances from Federal Home Loan Bank	$10,000,000	$262,546	$10,262,546

Pretax cumulative effect of adoption of the fair value option		262,546
Decrease in deferred tax asset		(89,266)

Cumulative effect of adoption of the fair value option (charge to retained earnings)		$173,280

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following is a description of each asset and liability class for which fair value has been elected:

Assets Measured at Fair Value on a Recurring Basis:

Description	12/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Investments securities available for sale	$59,677,477	$—	$59,677,477	$—

Total	$59,677,477	$—	$59,677,477	$—

Assets Measured at Fair Value on a Nonrecurring Basis:

Description	12/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$362,139	$—	$—	$362,139	$—

Total	$362,139	$—	$—	$362,139	$—

Liabilities Measured at Fair Value on a Recurring Basis:

Description	12/31/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
FHLB Advances	$18,944,408	$—	$18,944,408	$—

Total	$18,944,408	$—	$18,944,408	$—

        On July 2, 2007, the Company retired its $10 million FHLB advance with a fixed rate of 5.82% as part of a continual effort to manage the interest rate sensitivity of its assets and liabilities. The balance outstanding at December 31, 2007 is a Daily Rate Credit advance which is priced daily off of the Fed Funds rates.

        The following tables reflect the changes in fair values and where these changes are included in the Company's consolidated income statement.

December 31, 2007

Description	Noninterest income	Total change in Fair Value included in current earnings
FHLB Advances	$99,546	$99,546

Total	$99,546	$99,546

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$8,188	$8,188	$8,615	$8,615
Interest-bearing deposits with banks	522	522	4,589	4,589
Cetificates of deposit	100	100	100	100
Investment securities	67,051	67,115	78,523	78,505
Other investments	1,842	1,842	2,246	2,246
Loans—net	235,364	231,722	218,003	215,959
Cash surrender value of life insurance	9,745	9,745	9,364	9,364
Financial liabilities:
Deposits	279,599	267,932	269,020	249,564
Notes payable	340	340	340	340
Advances from Federal Home Loan Bank	18,944	18,944	26,746	26,947
Junior subordinated debentures	—	—	5,155	5,155

	Notional amount	Estimated fair value	Notional amount	Estimated fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$51,156	—	$56,315	—
Commercial letters of credit	3,551	—	3,353	—

13. SHAREHOLDERS' EQUITY

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

13. SHAREHOLDERS' EQUITY (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 2007, the most recent notification from the various regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total capital (to risk weighted assets):
Consolidated	$35,444	14%	$20,759	8%	N/A	N/A
Bank	35,198	14%	20,737	8%	$25,921	10%
Tier I capital (to risk weighted assets):
Consolidated	32,597	13%	10,379	4%	N/A	N/A
Bank	32,351	12%	10,369	4%	15,553	6%
Tier I capital (to average assets):
Consolidated	32,597	10%	13,503	4%	N/A	N/A
Bank	32,351	10%	13,491	4%	16,864	5%
As of December 31, 2006
Total capital (to risk weighted assets):
Consolidated	$38,056	16%	$18,992	8%	N/A	N/A
Bank	38,162	16%	18,962	8%	$23,702	10%
Tier I capital (to risk weighted assets):
Consolidated	35,086	15%	9,496	4%	N/A	N/A
Bank	35,197	15%	9,481	4%	14,221	6%
Tier I capital (to average assets):
Consolidated	35,086	11%	13,051	4%	N/A	N/A
Bank	35,197	11%	13,031	4%	16,289	5%

        Dividend Limitation—The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

13. SHAREHOLDERS' EQUITY (Continued)

capital levels. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2007 is approximately $1,604,000.

14. RELATED-PARTY TRANSACTIONS

        Certain of the Company's directors, officers, principal shareholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2007. Some of the Company's directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2007.

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

        The following table summarizes the activity in these loans during 2007 and 2006:

	Years Ended December 31,
	2007	2006
Balance at beginning of year	$4,965,292	$4,457,902
New loans	1,634,659	2,433,060
Repayments	(1,360,023)	(1,925,670)

Balance—end of year	$5,239,928	$4,965,292

        Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $3,732,000 and $2,099,000 at December 31, 2007 and 2006, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

        Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2007	2006	2005
Professional services—legal	$410,469	$294,191	$298,506
Professional services—other	643,244	530,634	709,539
Stationery and supplies	164,408	172,123	137,785
Advertising	335,450	534,396	208,709
Data processing	619,003	667,401	656,184
ATM Charges	443,669	432,168	380,659
Postage	199,885	245,858	251,032
Telephone	352,017	364,492	407,737
Amortization of core deposit intangible	111,899	405,192	405,192
Security and protection expense	293,739	310,335	352,336
Other benefit expenses	299,506	307,034	300,095
Other losses	363,370	157,401	251,796
Other miscellaneous expenses	1,269,438	1,056,406	1,335,054

	$5,506,097	$5,477,631	$5,694,624

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2007	December 31, 2006
Balance Sheets
Assets:
Cash	$380,197	$23,123
Investment in Bank	32,887,423	35,260,535
Investment in Trust	—	155,000
Other assets	242,716	226,918

	$33,510,336	$35,665,576

Liabilities and stockholders' equity:
Note payable	$339,647	$339,647
Junior subordinated debentures	—	5,155,000
Other liabilities	37,490	21,223

Total liabilities	377,137	5,515,870
Stockholders' equity	33,133,199	30,149,706

	$33,510,336	$35,665,576

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	For the Years Ended December 31,
	2007	2006	2005
Statements of Income and Comprehensive Income
Dividends from subsidiaries	$5,992,821	$797,528	$672,042
Other revenue	3,690	72	12,186

Total revenue	5,996,511	797,600	684,228

Interest expense	250,757	461,590	366,752
Other expense	261,981	232,423	265,619

Total expenses	512,738	694,013	632,371

Income before income tax benefit and equity in undistributed earnings of the subsidiaries	5,483,773	103,587	51,857
Income tax benefit	156,798	235,403	215,360

Income before equity in undistributed earnings of the subsidiaries	5,640,571	338,990	267,217
Equity in undistributed earnings of the subsidiaries	(2,784,651)	2,663,899	2,076,029

Net income	2,855,920	3,002,889	2,343,246
Change in other comprehensive income (loss)	584,820	249,492	(753,542)

Comprehensive income	$3,440,740	$3,252,381	$1,589,704

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	Years Ended December 31,
	2007	2006	2005
Statements of Cash Flows
Cash flows from operating activities—
Net income	$2,855,920	$3,002,889	$2,343,246
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	2,784,651	(2,663,899)	(2,076,029)
Stock based compensation plan	53,132	50,480	—
Change in other assets	(15,798)	(15,402)	183,368
Change in other liabilities	16,268	(26,423)	(13,470)

Net cash provided by operating activities	5,694,173	347,645	437,115

Cash flows from financing activities:
Payment on note payable	—	(100,000)	(100,000)
Retirement of junior subordinated debentures	(5,000,000)	—	—
Dividends paid	(396,893)	(355,732)	(313,033)
Sale of treasury stock	59,794	(11,812)	56,227

Net cash used in financing activities	(5,337,099)	(467,544)	(356,806)

Net change in cash	357,074	(119,899)	80,309
Cash:
Beginning of year	23,123	143,022	62,713

End of year	$380,197	$23,123	$143,022

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$250,757	$461,590	$368,545
Income taxes	$751,522	$960,000	$323,000
Noncash investing activity—
Change in Bank's unrealized gain (loss) on investment securities available for sale—net of tax	$584,820	$249,492	$(753,542)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2007

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents the Company's quarterly financial data for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share amounts):

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
Interest Income	$5,457	$5,588	$5,745	$5,775
Interest expense	2,066	2,094	2,146	2,082

Net Interest income	3,391	3,494	3,599	3,693
Provision for loans loss	—	—	—	—
Non-interest income	1,029	1,217	1,110	1,451
Non-interest expense	3,780	3,873	3,867	3,792

Income before income taxes	640	838	842	1,352
Income tax expense	105	168	174	369

Net income	$535	$670	$668	$983

Basic net income per common and common equivalent share outstanding	$0.26	$0.32	$0.32	$0.47

Diluted net income per common and common equivalent share outstanding	$0.26	$0.32	$0.32	$0.47

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
Interest Income	$5,204	$5,498	$5,374	$5,540
Interest expense	1,679	1,794	1,908	1,959

Net Interest income	3,525	3,704	3,466	3,581
Provision for loans loss	30	—	—	—
Non-interest income	1,296	1,328	1,148	1,092
Non-interest expense	3,935	4,041	3,800	3,575

Income before income taxes	856	991	814	1,098
Income tax expense	176	211	151	218

Net income	$680	$780	$663	$880

Basic net income per common and common equivalent share outstanding	$0.33	$0.37	$0.32	$0.42

Diluted net income per common and common equivalent share outstanding	$0.33	$0.37	$0.32	$0.42

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  (1)  The list of all financial statements is included at Item 8.

  (a)
  (2)  The financial statement schedules are either included in the financial statements or are not applicable.

  (a)
  (3)  Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Bylaws.(2)
4.1	Instruments Defining the Rights of Security Holders.(3)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and the Company.(4)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(4)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(4)
10.5	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(5)
10.6	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(5)
10.7*	Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation(6)
10.8*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation(6)
10.9*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation(6)
10.10*	Change in Control Agreement by and between Robert E. Nesbitt and Citizens Bancshares Corporation(6)
10.11	Form of Director Supplemental Executive Retirement Plan
10.12	Form of Senior Officer Supplemental Executive Retirement Plan
21.1	List of subsidiaries.(7)
23.1	Consent of Elliott Davis, LLC.
24.1	Power of Attorney (appears on the signature page of this Annual Report on Form 10-K)
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

    (6)
    Incorporated by reference to exhibit of same number in the Company's Form 10-K for the year ended December 31, 2005.

    (7)
    The Company has only one subsidiary, Citizens Trust Bank.

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
Date: March 28, 2008

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

Signature	Title	Date

/s/ RAY ROBINSON Ray Robinson	Chairman of the Board	March 28, 2008
/s/ ROBERT L. BROWN Robert L. Brown	Director	March 28, 2008
/s/ STEPHEN ELMORE Stephen Elmore	Director	March 28, 2008
/s/ C. DAVID MOODY C. David Moody	Director	March 28, 2008

/s/ MERCY P. OWENS Mercy P. Owens	Director	March 28, 2008
/s/ DONALD RATAJCZAK Donald Ratajczak	Director	March 28, 2008
/s/ H. JEROME RUSSELL H. Jerome Russell	Director	March 28, 2008
/s/ JAMES E. WILLIAMS James E. Williams	Director	March 28, 2008
/s/ JAMES E. YOUNG James E. Young	Director, President and Chief Executive Officer*	March 28, 2008
/s/ CYNTHIA N. DAY Cynthia N. Day	Senior Executive Vice President and Chief Operating Officer**	March 28, 2008
/s/ SAMUEL J. COX Samuel J. Cox	Senior Vice President and Chief Financial Officer***	March 28, 2008

*
Principal executive officer

**
Principal operating officer

***
Principal accounting and financial officer

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES