Form 10-Q
period 2008-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2008-05-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

SEC 1296 (08-03)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,004,635 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on April 30, 2008.

PART 1.                FINANCIAL INFORMATION

ITEM 1.  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(In thousands, except share data)

	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$12,687	$8,188
Interest-bearing deposits with banks	6,823	522
Certificates of deposit	100	100
Investment securities available for sale, at fair value	77,965	59,677
Investment securities held to maturity, at cost	4,705	7,374
Other investments	1,102	1,842
Loans receivable, net	224,857	235,363
Premises and equipment, net	7,787	7,792
Cash surrender value of life insurance	9,836	9,745
Foreclosed real estate	2,994	2,423
Other assets	5,719	5,358

Total assets	$354,575	$338,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$61,337	$53,894
Interest-bearing deposits	252,168	225,705

Total deposits	313,505	279,599

Accrued expenses and other liabilities	4,461	4,368
Federal funds purchased	—	2,000
Notes payable	340	340
Advances from Federal Home Loan Bank	2,375	18,944

Total liabilities	320,681	305,251

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,568	7,554
Retained earnings	25,592	25,071
Treasury stock at cost, 225,250 shares at March 31, 2008 and 227,517 at December 31, 2007	(1,842)	(1,859)
Accumulated other comprehensive income, net of income taxes	256	47

Total stockholders’ equity	33,894	33,133
	$354,575	$338,384

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Interest income:
Loans, including fees	$4,406	$4,384
Investment securities:
Taxable	673	684
Tax-exempt	177	215
Interest-bearing deposits	54	174

Total interest income	5,310	5,457

Interest expense:
Deposits	1,761	1,767
Other borrowings	150	299
Total interest expense	1,911	2,066

Net interest income	3,399	3,391

Provision for loan losses	105	—

Net interest income after provision for loan losses	3,294	3,391

Noninterest income:
Service charges on deposits	976	701
Gain (loss) on sales of securities	27	(33)
Gain on sales of assets	—	6
Other operating income	328	355

Total noninterest income	1,331	1,029

Noninterest expense:
Salaries and employee benefits	1,874	1,871
Net occupancy and equipment	578	538
Other operating expenses	1,207	1,371

Total noninterest expense	3,659	3,780

Income before income taxes	966	640

Income tax expense	253	105

Net income	$713	$535

Net income per share - basic	$0.34	$0.26

Net income per share - diluted	$0.34	$0.26

Weighted average outstanding shares - basic	2,093	2,086

Weighted average outstanding shares - diluted	2,093	2,087

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited - In thousands, except parenthetical footnotes)

									Accumulated
			Nonvoting		Additional				Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2006	2,230	$2,230	90	$90	$7,497	$22,786	(234)	$(1,915)	$(538)	$30,150

Net income	—	—	—	—	—	535	—	—	—	535
Unrealized holding losses on investment securities available for sale—net of taxes of $39,325	—	—	—	—	—	—	—	—	76	76
Less reclassification adjustment for holding gains included in net income—net of taxes of $11,178	—	—	—	—	—	—	—	—	22	22

Comprehensive loss	—	—	—	—	—	—	—	—	—	633

Cumulative effect of adoption of fair value option	—	—	—	—	—	(174)	—	—	—	(174)
Stock based compensation expense	—	—	—	—	15	—	—	—	—	15
Sale of Treasury stock	—	—	—	—	1	—	3	27	—	28

Balance—March 31, 2007	2,230	$2,230	90	$90	$7,513	$23,147	(231)	$(1,888)	$(440)	$30,652

Balance—December 31, 2007	2,230	$2,230	90	$90	$7,554	$25,071	(227)	$(1,859)	$47	$33,133

Net income	—	—	—	—	—	713	—	—	—	713
Unrealized holding gains on investment securities available for sale—net of taxes of $117,026	—	—	—	—	—	—	—	—	227	227
Less reclassification adjustment for holding losses included in net income—net of taxes of $9,288	—	—	—	—	—	—	—	—	(18)	(18)

Comprehensive income										922

Cumulative effect of adoption of EITF 06-4, net of taxes	—	—	—	—	—	(192)	—	—	—	(192)
Stock based compensation expense	—	—	—	—	14	—	—	—	—	14
Purchase of treasury stock	—	—	—	—	—	—	(2)	(15)	—	(15)
Sale of Treasury stock	—	—	—	—	—	—	4	32	—	32

Balance—March 31, 2008	2,230	$2,230	90	$90	$7,568	$25,592	(225)	$(1,842)	$256	$33,894

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In thousands)

	2008	2007
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$713	$535
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	105	—
Depreciation	200	189
Amortization and accretion, net	66	131
Provision for deferred income taxes (benefit)	(129)	226
Gain on sale of assets and investments	(27)	27
Stock based compensation expense	14	14
Change in other assets	(915)	(232)
Change in accrued expenses and other liabilities	(198)	(527)

Net cash provided by (used in) operating activities	(171)	363

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	2,667	57
Proceeds from sales and maturities of investment securities available for sale	10,618	3,400
Purchases of investment securities available for sale	(28,583)	(1,016)
Net change in other investments	739	693
Net change in loans receivable	10,373	4,088
Net proceeds from the sale of foreclosed properties	—	101
Purchases of premises and equipment, net	(196)	(210)
Net change in interest bearing deposits with banks	(6,302)	(12,897)

Net cash used in investing activities	(10,684)	(5,784)

FINANCING ACTIVITIES:
Net change in deposits	33,906	20,234
Net change in Federal funds purchased	(2,000)	—
Net change in advances from Federal Home Loan Bank	(16,569)	(16,342)
Sale (purchase) of treasury stock activity	17	27

Net cash provided by financing activities	15,354	3,919

Net change in cash and cash equivalents	4,499	(1,502)

Cash and cash equivalents, beginning of period	8,188	8,615

Cash and cash equivalents at end of period	$12,687	$7,113

Supplemental disclosures of cash paid during the period for:
Interest	$2,086	$2,021

Income taxes	$415	$334

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$571	2,654

Change in unrealized gain on investment securities available for sale, net of taxes	$209	$98

Cumulative effect of change in accounting principle	$192	$—

Cumulative effect of adoption of fair value option	$—	$174

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial and personal banking services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank operates under a state charter and serves its customers through seven full-service financial centers in metropolitan Atlanta, Georgia, one full-service financial center in Columbus, Georgia, one full-service financial center in Birmingham, Alabama, and one full-service financial center in Eutaw, Alabama.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2008 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2008 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the nine month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements.  SFAS 157 is effective for the Company on January 1, 2008. The Company elected to early adopt the provisions of these statements effective January 1, 2007.  See Note 2, “Fair Value of Financial Instruments” to the Consolidated Financial Statements for related disclosures.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury and other highly liquid investments are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, certain derivative contracts and impaired loans.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

During 2007, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which requires an employer to recognize a liability for the postretirement death benefits provided under endorsement split-dollar life insurance arrangements.  An endorsement split-dollar life insurance arrangement is where the employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has entered into Supplemental Death Benefit Agreements with certain executive officers pursuant to which the Company has agreed to pay a portion of the death benefit to the executives’ beneficiaries upon their death. As a result of the adoption of EITF 06-4, the Company recognized a cumulative effect adjustment to retained earnings of $192,000, net of deferred taxes of $99,000 which represents the $291,000 in additional liability on January 1, 2008.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. The following is a description of each asset and liability class for which fair value has been elected (in thousands):

Assets Measured at Fair Value on a Recurring Basis:

Description	3/31/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Investments securities available for sale	$77,965	$—	$77,965	$—

Total	$77,965	$—	$77,965	$—

Liabilities Measured at Fair Value on a Recurring Basis:

Description	3/31/2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

FHLB Advances	$2,375	$—	$2,375	$—

Total	$2,375	$—	$2,375	$—

The Federal Home Loan Bank (the “FHLB”) Advance balance outstanding at March 31, 2008 is a Daily Rate Credit advance, which is priced daily off of the Fed Funds rates.  At March 31, 2008, there were no changes in fair values that were included in current earnings.

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

The following table presents information about the Company’s intangible assets at (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,725	$2,836	$2,712

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended March 31, 2008	For the 3 months ended March 31, 2007

Aggregate amortization expense of core deposit intangibles:	$13	$72

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2008	$53
2009	$53
2010	$18

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended March 31,
	2008	2007

Net Income	$713	$535

Other comprehensive income	209	98

Comprehensive income	$922	$633

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three month period ended March 31, 2008 and 2007 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended March 31, 2008

Basic earnings per share	$713	2,093	$0.34
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$713	2,093	$0.34

Three Months ended March 31, 2007

Basic earnings per share	$535	2,086	$0.26
Effect of dilutive securities: options to purchase common shares	—	1	—

Diluted earnings per share	$535	2,087	$0.26

RECLASSIFICATIONS

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial and personal banking services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank is a member of the Federal Reserve System and operates under a state charter.  The Company serves its customers through 10 full-service financial centers in Georgia and Alabama.

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

The following discussion is of the Company’s financial condition as of March 31, 2008 and December 31, 2007, and the changes in the financial condition and results of operations for the three month period ended March 31, 2008 and 2007.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2008 or 2007.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At March 31, 2008, the Company’s total assets increased by $16 million to $354,575,000.  Interest bearing deposits with banks increased by $6,301,000 million primarily as a result of a 12 percent increase in deposits.  Cash and due from banks increased by $4,499,000 primarily due to clearing items deposited in the Company’s Federal Reserve Bank account that cleared the next business day.

Loans receivable, net decreased by $10,506,000 or 4% to $224,857,000 compared to December 31, 2007.  Due to the current slowdown in economic conditions in the Company’s target markets lending activity has decreased and the Company is being more conservative in its lending criteria. Also, as a strategic risk management decision, the Company discontinued several borrowing relationships due to the continuing deterioration in the real estate market and other economic indicators.  As a result, the Company’s loans officers are spending more time with their loan portfolios to spot deterioration and intervene timely to curtail significant losses.  The decrease in Loans receivable, net was offset by a $15,619,000 increase in investment securities.

Total liabilities at the end of the first quarter 2008 were $321 million, increasing by $15 million compared to December 31, 2007. Total deposits increased $34 million, partially offset by Advances from Federal Home Loan Bank, another significant component of total liabilities, which decreased by approximately $17 million or 87% to $2.3 million.  The Company used the excess liquidity generated from its deposit growth to paydown its outstanding advances from the FHLB to reduce the yield it pays on interest-bearing liabilities.

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

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, and mortgage backed bonds.  At March 31, 2008 and December 31, 2007, the Company’s investment securities portfolio represented approximately 24% and 20%, respectively, of total assets.  Total assets increased by $16 million for the three month period ended March 31, 2008.

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$2,961	$19	$—	$2,980
State, county, and municipal securities	13,964	238	33	$14,169
Mortgage-backed securities	60,660	464	308	$60,816
Totals	$77,585	$721	$341	$77,965

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$6,945	$24	$5	$6,964
State, county, and municipal securities	13,919	112	43	13,988
Mortgage-backed securities	38,742	213	230	38,725
Totals	$59,606	$349	$278	$59,677

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,005	$121	$—	$4,126
Mortgage-backed securities	700	—	3	697

Totals	$4,705	$121	$3	$4,823

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$2,385	$—	$4	$2,381
State, county, and municipal securities	4,256	82	—	4,338
Mortgage-backed securities	733	—	15	718

Totals	$7,374	$82	$19	$7,437

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost.  The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At March 31, 2008, the Company had several debt securities that have been in an unrealized loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other than temporary.

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

Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock which are restricted and have no readily determined market value.  The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments at the FHLB is primarily determined by the amount of outstanding advances and is 6 percent of the par value of the bank’s common stock outstanding and paid-in-capital for the FRB.  These investments are carried at cost.

Securities with carrying values of $56,480,000 and $56,329,000 at March 31, 2008 and December 31, 2007 were pledged to secure public deposits and other purposes as required by law.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		March 31,	December 31,
		2008	2007

Commercial, financial, and agricultural		$8,917	$9,317
Installment		11,458	12,233
Real estate - mortgage		185,614	182,120
Real estate - construction		19,658	32,453
Other		2,302	2,387
	Loans receivable	227,949	238,510
Less:	Net deferred loan fees	283	299
	Allowance for loan losses	2,809	2,848

	Loans receivable, net	$224,857	$235,363

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

The challenging financial and credit markets continued to experience difficulty in the first quarter of 2008. As the economic outlook became more uncertain due to sharp declines in real estate values, and increases in delinquency levels, this economic environment has impacted the levels of our nonperforming assets.

Nonperforming assets increased during the three months of 2008 by $2,356,000 to $10,040,000 at March 31, 2008 from $7,684,000 at December 31, 2007.  This increase is primarily related to the addition of four commercial credits totaling approximately $2.4 million, partially offset by a $652,000 decrease in nonperforming 1–4 family residential, multifamily residential, and nonfarm residential mortgage loans. Also, added during the quarter was approximately $571,000 in loans secured by real estate that the Company foreclosed and transferred to foreclosed real estate.  At March 31, 2008, $1,892,000 of the $7,046,000 in nonperforming loans is guaranteed by the U.S. Government through the Small Business Administration Program. In April 2008, $1,424,000 of the nonperforming loans outstanding was paid off.

Nonperforming assets represents 4.35% of loans, net of unearned income, discounts, and real estate acquired through foreclosure at March 31, 2008 as compared to 3.19% at December 31, 2007.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$7,046	$5,261
Past-due loans of 90 days or more	—	—
Nonperforming loans	7,046	5,261

Real estate acquired through foreclosure	2,994	2,423
Total nonperforming assets	$10,040	$7,684

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	3.09%	2.21%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	4.35%	3.19%

Nonperforming assets to total assets	2.83%	2.27%

Allowance for loan losses to nonperforming loans	39.87%	54.12%

Allowance for loan losses to nonperforming assets	27.98%	37.06%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the first quarter of 2008, based on the Company’s evaluation, a provision for loan losses of $105,000 was charged against operating earnings.  For the same period in 2007, the Company determined that no addition to the provision for loan losses was required.

The allowance for loan losses at March 31, 2008 was approximately $2,809,000, representing 1.23% of total loans, net of unearned income compared to approximately $2,848,000 at December 31, 2007, which represented 1.20% of total loans, net of unearned income.

At March 31, 2008, management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta and Birmingham markets, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $48 million at March 31, 2008 and December 31, 2007, respectively. The Company’s loans to area convenience stores were approximately $13 million at March 31, 2008 and December 31, 2007, respectively.  Also at March 31, 2008, 1–4 family residential mortgage loans, secured by first liens, were approximately $44 million. The Company has no subprime mortgages in its portfolio and exited the mortgage origination business in the third quarter of 2007.

The ultimate collectibility of a significant portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month period ended March 31, 2008 and 2007 (amount in thousands, except financial ratios):

	2008	2007

Loans, net of unearned income	$227,667	$214,292

Average loans, net of unearned income and the allowance for loan losses	$231,094	$215,508

Allowance for loan losses at the beginning of period	$2,848	$3,109

Loans charged-off:
Commercial, financial, and agricultural	—	34
Real estate - loans	52	26
Installment loans to individuals	121	53
Total loans charged-off	173	113

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	11	15
Real estate - loans	8	17
Installment loans to individuals	10	16
Total loans recovered	29	48

Net loans charged-off	144	65

Additions to allowance for loan losses charged to operating expense	105	—

Allowance for loan losses at period end	$2,809	$3,044

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.06%	0.03%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.23%	1.42%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at March 31, 2008 increased by 12% or $34 million to $313,505,000, driven by interest-bearing deposits which increased by 12% or $26 million compared to December 31, 2007.  The increase in interest-bearing deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  Noninterest-bearing deposits also increased during the first quarter of 2008, increasing by 14% or $7 million. The Company has an ongoing sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2008	2007

NOW and money market accounts	$70,984	$68,728
Savings accounts	34,354	33,136
Time deposits of $100,000 or more	80,404	61,210
Other time deposits	66,426	62,631

	$252,168	$225,705

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  At December 31, 2007 the company had $2,000,000 outstanding at a rate of 3.65%.  There was no amount outstanding at March 31, 2008.

The Company had an unsecured note payable of approximately $340,000 at March 31, 2008 and December 31, 2007.  The note bears an interest rate of 4.75% at March 31, 2008 and 6.75% at December 31, 2007 (the lender’s prime rate minus 50 basis points).

The Bank had outstanding advances from the FHLB of $2,375,000 at March 31, 2008 compared to $18,944,000 at December 31, 2007.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type		March 31, 2008		December 31, 2007

July 2008	Daily	Variable		3.00%	$2,000,000	4.40%	$18,565,000
August 2026			(1)	—	375,000	—	379,408

Total Principal Outstanding					$2,375,000		$18,944,408

Weighted Average Rate at Period End				2.53%		4.31%

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

During the first quarter of 2008, the Federal Reserve took significant action by lowering the Fed funds rate 200 basis points through a series of rate reductions.  This economic environment affected our financial results as we experienced sharp reductions in earning asset yields without corresponding levels of reductions in deposit rates due to intense deposit competition and pricing pressure. As a result, the Company’s net interest margin declined by 0.34% to 4.33% during the quarter.  Net interest income was flat for the first quarter of 2008 compared to the same period last year, increasing by only $8,000.  Total interest income for the three month period ending March 31, 2008 decreased by $147,000 or 3% and total interest expense decreased by $155,000 or 8% compared to the first quarter of 2007.  The decrease in interest expense is due to the payoff of other borrowings in the second and third quarter of 2007 which had significant higher rates than our deposit base.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loans and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

During the first quarter of 2008, the Company recognized additions to the provision for loan losses of $105,000 compared to no provision for the same period in 2007 as nonaccrual loans increased by $1,785,000 due to deteriorating financial condition of several borrowers.  The allowance for loan losses was $2,809,000 at March 31, 2008 compared to $2,848,000 at December 31, 2007.  At March 31, 2008, the allowance for loan losses was 40% of the nonperforming loans compared to 54% at December 31, 2007.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At March 31, 2008, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,331,000 for the three month period ended March 31, 2008, representing an increase of $302,000 or 29% compared with the same period ended March 31, 2007. This increase is primarily attributed to an increase of $275,000 in deposit and service fee income. Overdraft fees, which are a significant component of service charges on deposit, increased by

$302,000 compared to the same three month period last year as a result of a new product implemented in the third quarter of 2007. Overdraft fees, due to their nature, fluctuate monthly based on the short-term loan need of the customers.

Gains on the sales of securities totaled $27,000 during the first three months of 2008. The Company swapped the tail-end of several mortgage-backed securities and placed the funds into higher yielding earning assets. By comparison, the Company experienced a loss on the sale of securities of $33,000 for the same period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Total noninterest expense decreased by $121,000 or 3% to $3,659,000 for the three month period ended March 31, 2008 compared to the same period last year.

For the first quarter of 2008, salaries and employee benefits was flat, increasing by only $3,000 and occupancy and equipment expenses increased by $40,000.  The increase in occupancy and equipment expenses is due to the relocation of our Columbus branch in the third quarter of 2007 to a larger facility which is closer to our customer base and has more growth opportunities. The Company also installed plasma televisions in each of its branches to improve the marketing of its products to retail customers.  Other operating expenses decreased by $164,000 compared to the same period last year. The decrease is due to a $200,000 charge incurred in the first quarter of 2007 as a result of an award levied against the Company by the Superior Court of DeKalb County, Georgia for attorney fees associated with a former court case decided against the Bank. The Company considers the attorney fees awarded to be excessive and unwarranted considering the amount of the judgment awarded by the jury in the case, and is appealing to have the fee reversed.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2008.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2008.

	Cumulative amounts as of March 31, 2008
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$6,823	$—	$—	$—	$6,823
Certificates of deposit	—	100	—	—	100
Investments	2,254	2	4,872	75,542	82,670
Loans	70,943	24,399	91,844	40,764	227,950
Total interest-sensitive assets	$80,020	$24,501	$96,716	$116,306	$317,543

Interest-sensitive liabilities:
Deposits (a)	$146,830	$34,354	$21,088	$49,896	$252,168
Notes payable	340	—	—	—	340
Other borrowings	2,000	—	—	375	2,375
Total interest-sensitive liabilities	$149,170	$34,354	$21,088	$50,271	$254,883

Interest-sensitivity gap	$(69,150)	$(9,853)	$75,628	$66,035	$62,660

Cumulative interest-sensitivity gap to total interest-sensitive assets	(21.78)%	(24.88)%	(1.06)%	19.73%	19.73%

(a) Savings, Now, and money market deposits totaling  $105,338 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  As of March 31, 2008, this amount was approximately $1,604,000. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In 2007, the Georgia Department of Banking and Finance approved a special dividend of $5,155,000 which was used by the Company to redeem its outstanding Junior

Subordinated Debentures.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $761,000 for the three month period ended March 31, 2008 primarily due to earnings.  Retained earnings increased by net income of $713,000, reduced by a cumulative effect adjustment in the amount of $192,000 as a result of the adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements”.  Accumulated other comprehensive income, net of taxes also increased during the first quarter of 2008 by $209,000 to $256,000.  This increase is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 10% as of March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4T.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended March 31, 2008, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CITIZENS BANCSHARES CORPORATION

Date:	May 13, 2008	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	May 13, 2008	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date:	May 13, 2008	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer