Form 10-Q
period 2008-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2008-08-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,004,635 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on July 31, 2008.

PART 1.       FINANCIAL INFORMATION

ITEM 1.        Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In thousands, except share data)

	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$9,944	$8,188
Interest-bearing deposits with banks	7,821	522
Certificates of deposit	100	100
Investment securities available for sale, at fair value	82,562	59,677
Investment securities held to maturity, at cost	4,651	7,374
Other investments	1,102	1,842
Loans receivable, net	214,532	235,363
Premises and equipment, net	7,721	7,792
Cash surrender value of life insurance	9,922	9,745
Foreclosed real estate	3,493	2,423
Other assets	6,079	5,358

Total assets	$347,927	$338,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$59,807	$53,894
Interest-bearing deposits	250,963	225,705

Total deposits	310,770	279,599

Accrued expenses and other liabilities	4,009	4,368
Federal funds purchased	—	2,000
Notes payable	240	340
Advances from Federal Home Loan Bank	371	18,944

Total liabilities	315,390	305,251

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,583	7,554
Retained earnings	25,029	25,071
Treasury stock at cost, 225,430 shares at June 30, 2008 and 227,517 at December 31, 2007	(1,842)	(1,859)
Accumulated other comprehensive income (loss), net of income taxes	(553)	47

Total stockholders’ equity	32,537	33,133

	$347,927	$338,384

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$4,059	$4,630	$8,465	$9,013
Investment securities:
Taxable	822	657	1,495	1,341
Tax-exempt	178	217	355	432
Interest-bearing deposits	55	84	109	259
Total interest income	5,114	5,588	10,424	11,045

Interest expense:
Deposits	1,771	1,819	3,531	3,586
Other borrowings	3	275	154	574
Total interest expense	1,774	2,094	3,685	4,160

Net interest income	3,340	3,494	6,739	6,885
Provision for loan losses	1,004	—	1,109	—

Net interest income after provision for loan losses	2,336	3,494	5,630	6,885

Noninterest income:
Service charges on deposits	1,037	767	2,012	1,468
Gain (loss) on sales of securities	—	—	27	(33)
Gain (loss) on sales of assets	11	58	11	64
Other operating income	250	392	579	747

Total noninterest income	1,298	1,217	2,629	2,246

Noninterest expense:
Salaries and employee benefits	1,772	1,953	3,647	3,824
Net occupancy and equipment	545	601	1,122	1,139
Other operating expenses	1,705	1,319	2,913	2,690

Total noninterest expense	4,022	3,873	7,682	7,653

Income (loss) before income taxes	(388)	838	577	1,478
Income tax expense (benefit)	(224)	168	29	273

Net income (loss)	$(164)	$670	$548	$1,205

Net income (loss) per share - basic	$(0.08)	$0.32	$0.26	$0.58

Net income (loss) per share - diluted	$(0.08)	$0.32	$0.26	$0.58

Weighted average outstanding shares - basic	2,095	2,089	2,094	2,088

Weighted average outstanding shares - diluted	2,095	2,089	2,094	2,088

Dividends per common share	$0.19	$0.19	$0.19	$0.19

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited - In thousands, except parenthetical footnotes)

									Accumulated
			Nonvoting		Additional				Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2006	2,230	$2,230	90	$90	$7,497	$22,786	(234)	$(1,915)	$(538)	$30,150

Net income	—	—	—	—	—	1,205	—	—	—	1,205
Unrealized holding losses on investment securities available for sale—net of taxes of $249,275	—	—	—	—	—	—	—	—	(484)	(484)
Less reclassification adjustment for holding gains included in net income—net of taxes of $11,178	—	—	—	—	—	—	—	—	22	22

Comprehensive loss	—	—	—	—	—	—	—	—	—	743

Cumulative effect of adoption of fair value option	—	—	—	—	—	(173)	—	—	—	(173)
Stock based compensation expense	—	—	—	—	29	—	—	—	—	29
Sale of Treasury stock	—	—	—	—	1	—	3	26	—	27
Dividends declared	—	—	—	—	—	(397)	—	—	—	(397)

Balance—June 30, 2007	2,230	$2,230	90	$90	$7,527	$23,421	(231)	$(1,889)	$(1,000)	$30,379

Balance—December 31, 2007	2,230	$2,230	90	$90	$7,554	$25,071	(227)	$(1,859)	$47	$33,133

Net income	—	—	—	—	—	548	—	—	—	548
Unrealized holding losses on investment securities available for sale—net of taxes of $299,812	—	—	—	—	—	—	—	—	(582)	(582)
Less reclassification adjustment for holding gains included in net income—net of taxes of $9,288	—	—	—	—	—	—	—	—	(18)	(18)

Comprehensive income										(52)

Cumulative effect of adoption of EITF 06-4, net of taxes	—	—	—	—	—	(192)	—	—	—	(192)
Stock based compensation expense	—	—	—	—	29	—	—	—	—	29
Purchase of treasury stock	—	—	—	—	—	—	(2)	(15)	—	(15)
Sale of Treasury stock	—	—	—	—	—	—	4	32	—	32
Dividends declared	—	—	—	—	—	(398)	—	—	—	(398)

Balance—June 30, 2008	2,230	$2,230	90	$90	$7,583	$25,029	(225)	$(1,842)	$(553)	$32,537

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In thousands)

	2008	2007
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$548	$1,205
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,109	—
Depreciation	393	385
Amortization and accretion, net	108	164
Provision for deferred income taxes (benefit)	239	488
Gain on sale of assets and investments	(38)	(31)
Stock based compensation expense	29	29
Change in other assets	(854)	(726)
Change in accrued expenses and other liabilities	(550)	(81)
Net cash provided by (used in) operating activities	984	1,433

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	2,719	109
Proceeds from sales and maturities of investment securities available for sale	16,045	5,659
Purchases of investment securities available for sale	(39,865)	(1,016)
Net change in other investments	739	515
Net change in loans receivable	17,570	(14,374)
Net proceeds from the sale of foreclosed properties	1,070	218
Purchases of premises and equipment, net	(323)	(563)
Proceeds from the sale of premises and equipment, net	—	179
Net change in interest bearing deposits with banks	(7,300)	2,493
Net cash used in investing activities	(9,345)	(6,780)

FINANCING ACTIVITIES:
Net change in deposits	31,171	18,919
Net change in Federal funds purchased	(2,000)	2,000
Principal payments on debt	(100)	—
Net change in advances from Federal Home Loan Bank	(18,573)	(10,356)
Payoff of junior subordinated debentures, net	—	(5,000)
Sale (purchase) of treasury stock activity	17	27
Dividends paid	(398)	(397)
Net cash provided by financing activities	10,117	5,193

Net change in cash and cash equivalents	1,756	(154)

Cash and cash equivalents, beginning of period	8,188	8,615
Cash and cash equivalents at end of period	$9,944	$8,461

Supplemental disclosures of cash paid during the period for:
Interest	$3,878	$4,045
Income taxes	$1,009	$337

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$2,130	3,101

Change in unrealized gain on investment securities available for sale, net of taxes	$(600)	$(462)

Cumulative effect of change in accounting principle	$192	$—

Cumulative effect of adoption of fair value option	$—	$173

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2008 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and six month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements.  SFAS 157 is effective for the Company on January 1, 2008. The Company elected to early adopt the provisions of these statements effective January 1, 2007.  See Note 2, “Fair Value of Financial Instruments” to the Consolidated Financial Statements for related disclosures.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. The following is a description of each asset and liability class for which fair value has been elected (in thousands):

Assets Measured at Fair Value on a Recurring Basis:

Description	6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Investments securities available for sale	$82,562	$—	$82,562	$—

Total	$82,562	$—	$82,562	$—

Liabilities Measured at Fair Value on a Recurring Basis:

Description	6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
FHLB Advances	$371	$—	$371	$—

Total	$371	$—	$371	$—

The Federal Home Loan Bank (the “FHLB”) Advance balance outstanding at June 30, 2008 represents an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives. At June 30, 2008, there were no changes in fair values that were included in current earnings.

As of June 30, 2008, the Company has no assets or liabilities whose fair values are measured using level 3 inputs.

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

The following table presents information about the Company’s intangible assets at (in thousands):

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,739	$2,836	$2,712

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended June 30, 2008	For the 6 months ended June 30, 2008	For the 3 months ended June 30, 2007	For the 6 months ended June 30, 2007
Aggregate amortization expense of core deposit intangibles:	$13	$27	$13	$85

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2008	$53
2009	$53
2010	$18

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Income	$(164)	$670	$548	$1,205

Other comprehensive income (loss)	(809)	(560)	(600)	(462)

Comprehensive income	$(973)	$110	$(52)	$743

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and six month periods ended June 30, 2008 and 2007 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2008

Basic earnings per share	$(164)	2,095	$(0.08)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(164)	2,095	$(0.08)

Three Months ended June 30, 2007

Basic earnings per share	$670	2,089	$0.32
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$670	2,089	$0.32

Six Months ended June 30, 2008

Basic earnings per share	$548	2,094	$0.26
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$548	2,094	$0.26

Six Months ended June 30, 2007

Basic earnings per share	$1,205	2,088	$0.58
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,205	2,088	$0.58

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

The following discussion is of the Company’s financial condition as of June 30, 2008 and December 31, 2007, and the changes in the financial condition and results of operations for the six and three months period ended June 30, 2008 and 2007.

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

FINANCIAL CONDITION

At June 30, 2008, the Company’s total assets increased by $9.5 million to $347,927,000.  Interest bearing deposits with banks increased by $7,300,000 primarily as a result of an 11 percent increase in deposits.  The Company is maintaining this level of liquidity to fund seasonal withdrawals by some of its governmental customers in the third quarter of 2008. Cash and due from banks increased by $1,756,000 primarily due to clearing items deposited in the Company’s Federal Reserve Bank account that cleared the next business day.

Loans receivable, net decreased by $20,832,000 or 9% to $214,532,000 compared to December 31, 2007.  Due to the current slowdown in economic conditions in the Company’s target markets lending activity has slowed and the Company is being more conservative in its lending criteria.  Also, as a strategic risk decision, the Company discontinued several borrowing relationships due to the continuing deterioration in the real estate market and recessionary pressures. The Company’s loan officers are spending more time with their loan portfolios to spot deterioration and intervene timely to curtail significant losses.  The decrease in Loans receivable, net was offset by a $19,422,000 increase in investment securities.

Total liabilities at the end of the first six months of 2008 were $315,390,000, increasing by $10 million compared to December 31, 2007. Total deposits increased by $31,171,000 to $310,770,000, partially offset by a decrease of $18,573,000 to $371,000 in Advances from Federal Home Loan Bank, another significant component of total liabilities.  The Company also used the excess liquidity generated from its deposit growth to payoff its outstanding Fed funds purchased in the amount of $2 million. These actions were taken to better manage the Company’s assets/liability structure.

The Company’s asset/liability management program, which monitors the Company’s interest rate sensitivity as well as volume and mix changes in earning assets and interest bearing liabilities, may impact the growth of the Company’s balance sheet as it seeks to maximize net interest income.

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

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, and mortgage backed bonds.  At June 30, 2008 and December 31, 2007, the Company’s investment securities portfolio represented approximately 25% and 20%, respectively, of total assets.

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$989	$13	$—	$1,002
State, county, and municipal securities	13,990	69	169	$13,890
Mortgage-backed securities	68,420	227	977	$67,670

Totals	$83,399	$309	$1,146	$82,562

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$6,945	$24	$5	$6,964
State, county, and municipal securities	13,919	112	43	13,988
Mortgage-backed securities	38,742	213	230	38,725

Totals	$59,606	$349	$278	$59,677

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,004	$43	$—	$4,047
Mortgage-backed securities	647	1	2	646

Totals	$4,651	$44	$2	$4,693

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$2,385	$—	$4	$2,381
State, county, and municipal securities	4,256	82	—	4,338
Mortgage-backed securities	733	—	15	718

Totals	$7,374	$82	$19	$7,437

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost.  The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At June 30, 2008, the Company had several debt securities that have been in an unrealized loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other than temporary.

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

Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock which are restricted and have no readily determined market value.  The Company is required to maintain an investment in the FHLB and the FRB as part of its membership conditions. The level of investments at the FHLB is primarily determined by the amount of outstanding advances. The FRB investment level is 6 percent of the par value of the bank’s common stock outstanding and paid-in-capital.  These investments are carried at cost.

Securities with carrying values of $53,064,000 and $56,329,000 at June 30, 2008 and December 31, 2007 were pledged to secure public deposits and for other purposes as required by law.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30,	December 31,
		2008	2007

Commercial, financial, and agricultural		$7,663	$9,317
Installment		11,053	12,233
Real estate - mortgage		178,121	182,120
Real estate - construction		19,170	32,453
Other		2,304	2,387
	Loans receivable	218,311	238,510
Less:	Net deferred loan fees	238	299
	Allowance for loan losses	3,541	2,848

	Loans receivable, net	$214,532	$235,363

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

The challenging financial and credit markets continued to experience difficulty in the six months of 2008. As the economic outlook became more uncertain due to sharp declines in real estate values, and increases in delinquency levels, the current economic environment has impacted the levels of our nonperforming assets.  During the first six months of 2008, nonperforming assets increased by $3,966,000 to $11,650,000 at June 30, 2008 from $7,684,000 at December 31, 2007.  At June 30, 2008, nonperforming assets represents 5.26% of loans, net of unearned income, and real estate acquired through foreclosure as compared to 3.19% at December 31, 2007.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$8,157	$5,261
Past-due loans of 90 days or more	—	—
Nonperforming loans	8,157	5,261

Real estate acquired through foreclosure	3,493	2,423
Total nonperforming assets	$11,650	$7,684

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	3.74%	2.21%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	5.26%	3.19%

Nonperforming assets to total assets	3.35%	2.27%

Allowance for loan losses to nonperforming loans	43.41%	54.12%

Allowance for loan losses to nonperforming assets	30.39%	37.06%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the first six months of 2008, based on the Company’s evaluation, a provision for loan losses of $1,109,000 was charged against operating earnings.  For the same period in 2007, the Company determined that no addition to the provision for loan losses was required.  The increase in the provision for loan losses for 2008 relates to several commercial real estate loans where the financial condition of the borrowers and the collateral value securing the loans deteriorated due to current economic conditions.

The allowance for loan losses at June 30, 2008 was approximately $3,541,000, representing 1.62% of total loans, net of unearned income compared to approximately $2,848,000 at December 31, 2007, which represented 1.20% of total loans, net of unearned income.

At June 30, 2008, management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta and Birmingham markets, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $46 million at June 30, 2008 as compared to $48 million at December 31, 2007. The Company’s loans to area convenience stores were approximately $13 million at June 30, 2008 and December 31, 2007, respectively.  Also at June 30, 2008, 1—4 family residential mortgage loans, secured by first liens, were approximately $43 million. The Company has no subprime mortgages in its portfolio and exited the mortgage origination business in the third quarter of 2007.

The ultimate collectibility of a significant portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month period ended June 30, 2008 and 2007 (amount in thousands, except financial ratios):

	2008	2007

Loans, net of unearned income	$218,073	$232,315

Average loans, net of unearned income and the allowance for loan losses	$225,741	$215,331

Allowance for loan losses at the beginning of period	$2,848	$3,109

Loans charged-off:
Commercial, financial, and agricultural	54	53
Real estate - loans	149	99
Installment loans to individuals	263	90
Total loans charged-off	466	242

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	14	32
Real estate - loans	14	102
Installment loans to individuals	22	37
Total loans recovered	50	171

Net loans charged-off	416	71

Additions to allowance for loan losses charged to operating expense	1,109	—

Allowance for loan losses at period end	$3,541	$3,038

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.18%	0.03%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.62%	1.31%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at June 30, 2008 increased by 11% or $23 million to $310,770,000, driven by interest-bearing deposits which increased by 11% or $28 million compared to December 31, 2007.  The increase in interest-bearing deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  Noninterest-bearing deposits also increased by 11% or $6 million during the first six months of 2008 to nearly $60 million. The Company has an ongoing sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	June 30,	December 31,
	2008	2007

NOW and money market accounts	$71,410	$68,728
Savings accounts	34,560	33,136
Time deposits of $100,000 or more	87,862	61,210
Other time deposits	57,131	62,631

	$250,963	$225,705

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  At December 31, 2007 the company had $2,000,000 outstanding at a rate of 3.65%.  There was no amount outstanding at June 30, 2008.

The Company had an unsecured note payable of approximately $240,000 at June 30, 2008 compared to $340,000 at December 31, 2007.  The note bears an interest rate of 4.50% at June 30, 2008 and 6.75% at December 31, 2007 (the lender’s prime rate minus 50 basis points).

The Bank had outstanding advances from the FHLB of $371,000 at June 30, 2008 compared to $18,944,000 at December 31, 2007.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans.

Maturity	Callable	Type		June 30, 2008		December 31, 2007

July 2008	Daily	Variable		—%	$—	4.40%	$18,565,000
August 2026			(1)	—	371,000	—	379,408

Total Principal Outstanding					$371,000		$18,944,408

Weighted Average Rate at Period End				—%		4.31%

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

The Company’s net income for the first six month of 2008 was negatively impacted by slow loan growth, an increase in nonaccrual loans and a sharp reduction in earning asset yields without corresponding levels of reductions in deposit rates due to intense deposit competition and pricing pressure. As a result, the Company’s net interest margin declined by 0.34% to 4.33%.

On a year-to-date basis, net interest income decreased $146,000 or 2% to $6,739,000 compared to $6,885,000 for the same period in 2007.  Total interest income for this period decreased by $620,000 or 6% compared to the same six month period in 2007 and was primarily due to a $549,000 decrease in interest income on loans as a result of lowered yields and an increase in nonaccrual loans.  Total interest expense for the period decreased by $474,000 or 11% compared to the same six month period in 2007.  This decrease is due to a $420,000 decrease in interest expense on other borrowings as a result of the payoff of several outstanding borrowings in 2007 which had significant higher rates than our deposit base.

For the three month period ending June 30, 2008, net interest income decreased by $154,000 in the second quarter of 2008 compared to the same period last year.  Total interest income for the second quarter of 2008 decreased by $474,000 or 8% and total interest expense decreased by $320,000 or 15% compared to the second quarter of 2007.  Interest income on loans decreased by $572,000, partially offset by a $126,000 increase in investment income.  Interest expense for the second quarter of 2008 decreased by $272,000 as a result of reduced balances of other borrowings compared to the same period last year.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loans and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

During the six months period of 2008, the Company recognized additions to the provision for loan losses of $1,109,000 compared to no provision for the same period in 2007.  Nonaccrual loans increased by $2,896,000 due to the deteriorating financial condition of several borrowers.  The allowance for loan losses increased to $3,541,000 at June 30, 2008 compared to $2,848,000 at December 31, 2007.  At June 30, 2008, the allowance for loan losses was 43% of the nonperforming loans compared to 54% at December 31, 2007.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At June 30, 2008, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,298,000 for the three month period ended June 30, 2008, representing an increase of $82,000 or 7% compared with the same period ended June 30, 2007. This increase is primarily attributed to an increase of $270,000 in service charges on deposits income. Overdraft fees, which are a significant component of service charges on deposits, increased by $293,000 compared to the same three month period last year as a result of a new product implemented in the third quarter of 2007. Overdraft fees, due to their nature, fluctuate monthly based on the short-term loan need of the customers.

Year-to-date, noninterest income increased by $383,000 or 17% to $2,629,000 compared to the same period last year. Service charges on deposits increased by $545,000 due to an overdraft program implemented last.  Overdraft fees, a component of service charges on deposits, increased by $601,000 for the six month period ending June 30, 2008 compared to the same period last year.

Gains on the sales of securities and assets totaled $38,000 during the first six months of 2008. The Company swapped the tail-end of several mortgage-backed securities and realized a $27,000 gain during the first quarter of 2008.  In the second quarter of 2008, the Company liquidated a foreclosed property and realized a gain of $11,000.  By comparison, the Company experienced a loss on the sale of securities of $33,000 and a $64,000 gain on the sale of assets for the same six month period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense increased 4% for the second quarter of 2008 and less than 1% for the first six months of 2008 compared to the same periods last year.  This increase is primarily due to a $420,000 increase in ORE related expenses.  Due to the current economic conditions and the deterioration in real estate values in the Company’s market area, the value of several ORE properties were written down to approximate current market values. The Company is continuing its strategy to reduce overhead costs and improve the efficiency throughout its financial centers network to offset the impact of slow loan growth, an increase in nonaccrual loans and margin compression.

For the three month period ended June 30, 2008, total compensation expense decreased by $181,000 and occupancy and equipment expense deceased by $56,000.  These decreases are due to the Company’s continuing strategy to reduce overhead costs and improve the efficiency of its financial centers network.  Other operating expenses increased by a net of $386,000 due to a $400,000 writedown of ORE properties taken in the second quarter of 2008.

For the six month period ended June 30, 2008, salaries and employee benefits decreased by $177,000 and occupancy and equipment expenses were flat, decreasing by $17,000.  Other operating expenses increased by $223,000 compared to the same period last year as a result of a $420,000 increase in ORE related expenses associated with the writedown of several foreclosed properties.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at June 30, 2008.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  For conservative purposes, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2008.

	Cumulative amounts as of June 30, 2008
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$7,821	$—	$—	$—	$7,821
Certificates of deposit	—	100	—	—	100
Investments	—	93	6,188	80,932	87,213
Loans	29,969	25,801	119,175	43,366	218,311
Total interest-sensitive assets	$37,790	$25,994	$125,363	$124,298	$313,445

Interest-sensitive liabilities:
Deposits (a)	$144,993	$34,560	$18,571	$52,839	$250,963
Notes payable	—	240	—	—	240
Other borrowings	—	—	—	371	371
Total interest-sensitive liabilities	$144,993	$34,800	$18,571	$53,210	$251,574

Interest-sensitivity gap	$(107,203)	$(8,806)	$106,792	$71,088	$61,871

Cumulative interest-sensitivity gap to total interest-sensitive assets	(34.20)%	(37.01)%	(2.94)%	19.74%	19.74%

(a) Savings, Now, and money market deposits totaling  $105,970 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income.  As of June 30, 2008, this amount was approximately $1,604,000. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In 2007, the Georgia Department of Banking and Finance approved a special dividend of $5,155,000 which was used by the Company to redeem its outstanding Junior Subordinated Debentures.

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

CAPITAL RESOURCES

Stockholders’ equity decreased by $596,000 for the six month period ended June 30, 2008 primarily due to a decrease in accumulated other comprehensive income, net of taxes.  Accumulated other comprehensive income, net of taxes decreased by $600,000 to a loss of $553,000 in the first six month of 2008.  This decrease is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.  Retained earnings was flat for the period, decreasing by $41,000 due to a cumulative effect adjustment in the amount of $192,000 as a result of the adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements”, a dividend of $0.19 per common share to stockholders totaling $398,000, partially offset by an increase in net income of $548,000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 9% at June 30, 2008 and compared to 14%, 13% and 10% at December 31, 2007.  At June 30, 2008, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4T.         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended June 30, 2008, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

ITEM 1A.        RISK FACTORS

Other than as noted below, we believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  You should carefully consider the factors discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following are supplemental risk factors relating to the recent changes in the strength of the economy and the impact of public perception on our performance.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses. Declines in the U.S. economy and the real estate market contributed to our increasing provisions for loan losses through the second quarter of 2008, and our expectation for future loan losses and loss provisions for the remainder of 2008 and 2009. These factors could result in loan loss provisions in excess of charge-offs, delinquencies and/or greater charge-offs in future periods, which may adversely affect our financial condition and results of operations. In addition, deterioration of the U.S. economy may adversely impact our traditional banking business. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slow downs or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slow down or recessions. The impact of recent events relating to subprime mortgages resulting in a substantial housing recession has not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships and when their businesses suffer from recession, the banking relationship suffers as well.

The impact of the current economic downturn on the performance of other financial institutions in our primary market area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

ITEM 2.           UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders’ Meeting on Wednesday, May 28, 2008, at 10:30 a.m., at Atlanta Life Financial Group, Herndon Plaza, 100 Auburn Avenue, N.E., Atlanta, Georgia.  The purpose of the Annual Shareholders’ Meeting was to elect two (2) Class III directors who will serve a three year term expiring at the 2011 annual meeting.  The following table presents the results of the shareholders vote:

Directors	For	Withhold

Stephen A. Elmore	1,274,101	4,777
Donald Ratajczak	1,274,086	4,792

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

CITIZENS BANCSHARES CORPORATION

Date:	August 14, 2008	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	August 14, 2008	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date:	August 14, 2008	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer