Form 10-Q
period 2008-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2008-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,007,845 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value outstanding on October 31, 2008.

PART 1.                FINANCIAL INFORMATION

ITEM 1.                  Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In thousands, except share data)

	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$6,858	$8,188
Interest-bearing deposits with banks	2,268	522
Certificates of deposit	100	100
Investment securities available for sale, at fair value	81,448	59,677
Investment securities held to maturity, at cost	4,613	7,374
Other investments	1,615	1,842
Loans receivable, net	211,976	235,363
Premises and equipment, net	7,620	7,792
Cash surrender value of life insurance	10,008	9,745
Foreclosed real estate	3,664	2,423
Other assets	5,252	5,358

Total assets	$335,422	$338,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$62,953	$53,894
Interest-bearing deposits	223,749	225,705

Total deposits	286,702	279,599

Accrued expenses and other liabilities	3,793	4,368
Federal funds purchased	—	2,000
Notes payable	240	340
Advances from Federal Home Loan Bank	11,767	18,944

Total liabilities	302,502	305,251

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,597	7,554
Retained earnings	25,608	25,071
Treasury stock at cost, 223,109 shares at September 30, 2008 and 227,517 at December 31, 2007	(1,884)	(1,859)
Accumulated other comprehensive income (loss), net of income taxes	(721)	47

Total stockholders’ equity	32,920	33,133

	$335,422	$338,384

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$3,701	$4,832	$12,166	$13,749
Investment securities:
Taxable	874	637	2,369	1,977
Tax-exempt	185	201	540	633
Interest-bearing deposits	21	32	130	291
Total interest income	4,781	5,702	15,205	16,650

Interest expense:
Deposits	1,453	1,909	4,984	5,496
Other borrowings	84	237	238	810
Total interest expense	1,537	2,146	5,222	6,306

Net interest income	3,244	3,556	9,983	10,344

Provision for loan losses	130	—	1,239	—

Net interest income after provision for loan losses	3,114	3,556	8,744	10,344

Noninterest income:
Service charges on deposits	1,166	823	3,178	2,290
Gain (loss) on sales of securities	10	3	38	(30)
Gain on sales of assets	22	—	32	64
Other operating income	271	284	850	1,032

Total noninterest income	1,469	1,110	4,098	3,356

Noninterest expense:
Salaries and employee benefits	1,703	1,875	5,351	5,603
Net occupancy and equipment	618	635	1,740	1,774
Other real estate owned	46	3	488	26
Other operating expenses	1,386	1,311	3,856	3,978

Total noninterest expense	3,753	3,824	11,435	11,381

Income before income taxes	830	842	1,407	2,319

Income tax expense	212	174	241	446

Net income	$618	$668	$1,166	$1,873

Net income per share - basic	$0.29	$0.32	$0.56	$0.90

Net income per share - diluted	$0.29	$0.32	$0.56	$0.90

Weighted average outstanding shares - basic	2,096	2,092	2,095	2,089

Weighted average outstanding shares - diluted	2,096	2,092	2,095	2,089

Dividends per common share	$—	$—	$0.19	$0.19

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited - In thousands, except parenthetical footnotes)

									Accumulated
			Nonvoting		Additional				Other
	Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2006	2,230	$2,230	90	$90	$7,497	$22,786	(234)	$(1,915)	$(538)	$30,150

Net income	—	—	—	—	—	1,873	—	—	—	1,873
Unrealized holding gains on investment securities available for sale—net of taxes of $68,293	—	—	—	—	—	—	—	—	133	133
Less reclassification adjustment for holding losses included in net income—net of taxes of $10,302	—	—	—	—	—	—	—	—	20	20

Comprehensive loss	—	—	—	—	—	—	—	—	—	2,026

Cumulative effect of adoption of fair value option	—	—	—	—	—	(173)	—	—	—	(173)
Stock based compensation expense	—	—	—	—	39	—	—	—	—	39
Sale of Treasury stock	—	—	—	—	3	—	7	56	—	59
Dividends declared	—	—	—	—	—	(397)	—	—	—	(397)

Balance—September 30, 2007	2,230	$2,230	90	$90	$7,539	$24,089	(227)	$(1,859)	$(385)	$31,704

Balance—December 31, 2007	2,230	$2,230	90	$90	$7,554	$25,071	(227)	$(1,859)	$47	$33,133

Net income	—	—	—	—	—	1,166	—	—	—	1,166
Unrealized holding losses on investment securities available for sale—net of taxes of $383,146	—	—	—	—	—	—	—	—	(743)	(743)
Less reclassification adjustment for holding gains included in net income—net of taxes of $12,816	—	—	—	—	—	—	—	—	(25)	(25)

Comprehensive income (loss)										398

Cumulative effect of adoption of EITF 06-4, net of taxes	—	—	—	—	—	(231)	—	—	—	(231)
Stock based compensation expense	—	—	—	—	43	—	—	—	—	43
Purchase of treasury stock	—	—	—	—	—	—	4	(25)	—	(25)
Dividends declared	—	—	—	—	—	(398)	—	—	—	(398)

Balance—September 30, 2008	2,230	$2,230	90	$90	$7,597	$25,608	(223)	$(1,884)	$(721)	$32,920

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands)

	2008	2007
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,166	$1,873
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,239	—
Depreciation	589	581
Amortization and accretion, net	106	213
Provision for deferred income taxes (benefit)	398	145
Gain on sale of assets and investments	(70)	(34)
Stock based compensation expense	43	39
Change in other assets	(200)	(1,034)
Change in accrued expenses and other liabilities	(804)	(66)

Net cash provided by operating activities	2,467	1,717

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	2,755	149
Proceeds from sales and maturities of investment securities available for sale	19,521	11,019
Purchases of investment securities available for sale	(42,494)	(1,016)
Net change in other investments	227	349
Net change in loans receivable	19,714	(18,360)
Net proceeds (premiums paid) on life insurance policy	—	(28)
Net proceeds from the sale of foreclosed properties	1,241	310
Purchases of premises and equipment, net	(417)	(788)
Proceeds from the sale of premises and equipment, net	—	179
Net change in interest bearing deposits with banks	(1,746)	4,139

Net cash used in investing activities	(1,199)	(4,047)

FINANCING ACTIVITIES:
Net change in deposits	7,103	13,130
Principal payments on debt	(100)	—
Payoff of junior subordinated debentures, net	—	(5,000)
Net change in advances from Federal Home Loan Bank	(7,178)	(8,824)
Net change in Federal funds purchased	(2,000)	1,000
Sale (purchase) of treasury stock activity	(25)	56
Net change in additional paid-in-capital	—	3
Dividends paid	(398)	(397)

Net cash used in financing activities	(2,598)	(32)

Net change in cash and cash equivalents	(1,330)	(2,362)

Cash and cash equivalents, beginning of period	8,188	8,615

Cash and cash equivalents at end of period	$6,858	$6,253

Supplemental disclosures of cash paid during the period for:
Interest	$5,547	$6,336

Income taxes	$1,009	$511

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$2,449	3,217

Change in unrealized gain on investment securities available for sale, net of taxes	$(768)	$153

Cumulative effect of change in accounting principle	$231	$—

Cumulative effect of adoption of fair value option	$—	$173

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2008 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans). The Company elected to early adopt the provisions of these statements effective January 1, 2007.  See Note 2, “Fair Value of Financial Instruments” to the Consolidated Financial Statements for related disclosures.

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

During 2007, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which requires an employer to recognize a liability for the postretirement death benefits provided under endorsement split-dollar life insurance arrangements.  An endorsement split-dollar life insurance arrangement is where the employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy’s death benefits to the insured employee’s beneficiary.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has entered into Supplemental Death Benefit Agreements with certain executive officers pursuant to which the Company has agreed to pay a portion of the death benefit to the executives’ beneficiaries upon their death. As a result of the adoption of EITF 06-4, the Company recognized a cumulative effect adjustment to retained earnings of $231,000.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 2) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. The following is a description of each asset and liability class for which fair value has been elected (in thousands):

Assets Measured at Fair Value on a Recurring Basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Investments securities available for sale	$81,448	$—	$81,448	$—
Total	$81,448	$—	$81,448	$—

Liabilities Measured at Fair Value on a Recurring Basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)

FHLB Advances	$11,767	$—	$11,767	$—
Total	$11,767	$—	$11,767	$—

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $14.8 million.

The Federal Home Loan Bank (the “FHLB”) Advance balance outstanding at September 30, 2008 consist of a Daily Rate Credit advance, which is priced daily off of the Fed Funds rates and an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives.  At September 30, 2008, there were no changes in fair values that were included in current earnings.

As of September 30, 2008, the Company has no assets or liabilities whose fair values are measured using level 3 inputs.

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

The following table presents information about the Company’s intangible assets at (in thousands):

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$2,836	$2,752	$2,836	$2,712

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended September 30, 2008	For the 9 months ended September 30, 2008	For the 3 months ended September 30, 2007	For the 9 months ended September 30, 2007

Aggregate amortization expense of core deposit intangibles:	$13	$40	$14	$99

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2008	$53
2009	$53
2010	$18

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Income	$618	$668	$1,166	$1,873

Other comprehensive income (loss)	(169)	615	(768)	153

Comprehensive income	$449	$1,283	$398	$2,026

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per common and potential common share for the three and nine month periods ended September 30, 2008 and 2007 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2008

Basic earnings per share	$618	2,096	$0.29
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$618	2,096	$0.29

Three Months ended September 30, 2007

Basic earnings per share	$668	2,092	$0.32
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$668	2,092	$0.32

Nine Months ended September 30, 2008

Basic earnings per share	$1,166	2,095	$0.56
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,166	2,095	$0.56

Nine Months ended September 30, 2007

Basic earnings per share	$1,873	2,089	$0.90
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,873	2,089	$0.90

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

The following discussion is of the Company’s financial condition as of September 30, 2008 and December 31, 2007, and the changes in the financial condition and results of operations for the nine and three months period ended September 30, 2008 and 2007.

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

FINANCIAL CONDITION

Total assets at September 30, 2008 decreased by less than 1% or $2,962,000 to $335,422,000 compared to $338,384,000 at December 31, 2007.  Loans receivable the Company’s largest earning asset, decreased by $23,387,000 or 10% to $211,976,000 compared to December 31, 2007.  Due to the current slowdown in economic conditions in the Company’s target markets lending activity has slowed and the Company is being more conservative in its lending criteria.  Also, as a strategic risk decision, the Company discontinued several borrowing relationships due to the continuing deterioration in the real estate market and recessionary pressures. The Company’s loan officers are spending more time with their loan portfolios to spot deterioration and intervene timely to curtail significant losses.  The decrease in Loans receivable, net was offset by an $18,783,000 increase in investment securities and other investments.

Total liabilities at the end of the third quarter of 2008 were $302,502,000, decreasing by $2,749,000 compared to December 31, 2007. Total deposits increased by $7,103,000 to $286,702,000, which was offset by a decrease in Advances from Federal Home Loan Bank of $7,177,000 to $11,767,000.  The Company also used the excess liquidity generated from its deposit growth to payoff its outstanding Fed funds purchased in the amount of $2 million. These actions were taken to better manage the

Company’s assets/liability structure.

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

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, and mortgage backed bonds.  At September 30, 2008 and December 31, 2007, the Company’s investment securities portfolio represented approximately 26% and 20%, respectively, of total assets.

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$15,354	$105	$214	$15,245
Mortgage-backed securities	67,187	135	1,119	$66,203
Totals	$82,541	$240	$1,333	$81,448

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$6,945	$24	$5	$6,964
State, county, and municipal securities	13,919	112	43	13,988
Mortgage-backed securities	38,742	213	230	38,725
Totals	$59,606	$349	$278	$59,677

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,004	$62	$—	$4,066
Mortgage-backed securities	609	1	—	610

Totals	$4,613	$63	$—	$4,676

At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$2,385	$—	$4	$2,381
State, county, and municipal securities	4,256	82	—	4,338
Mortgage-backed securities	733	—	15	718

Totals	$7,374	$82	$19	$7,437

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost.  The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At September 30, 2008, the Company had several debt securities that have been in an unrealized loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other than temporary.

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

Securities with carrying values of $52,915,000 and $56,329,000 at September 30, 2008 and December 31, 2007 were pledged to secure public deposits as required by law.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		September 30,	December 31,
		2008	2007

Commercial, financial, and agricultural		$11,907	$9,317
Installment		11,126	12,233
Real estate - mortgage		167,001	182,120
Real estate - construction		23,175	32,453
Other		2,487	2,387
	Loans receivable	215,696	238,510
Less:	Net deferred loan fees	191	299
	Allowance for loan losses	3,529	2,848

	Loans receivable, net	$211,976	$235,363

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

The challenging financial and credit markets continued to experience difficulty in the nine months of 2008. As the economic outlook became more uncertain due to sharp declines in real estate values, and increases in delinquency levels, the current economic environment has impacted the levels of our nonperforming assets.  Year to date, nonperforming assets increased by $8,684,000 to $16,368,000 at September 30, 2008 from $7,684,000 at December 31, 2007.  At September 30, 2008, nonperforming assets represents 7.47% of loans, net of unearned income, and real estate acquired through foreclosure as compared to 3.19% at December 31, 2007.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$12,704	$5,261
Past-due loans of 90 days or more	—	—
Nonperforming loans	12,704	5,261

Real estate acquired through foreclosure	3,664	2,423
Total nonperforming assets	$16,368	$7,684

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	5.89%	2.21%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	7.47%	3.19%

Nonperforming assets to total assets	4.88%	2.27%

Allowance for loan losses to nonperforming loans	27.78%	54.12%

Allowance for loan losses to nonperforming assets	21.56%	37.06%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the nine months of 2008, based on the Company’s evaluation, a provision for loan losses of $1,239,000 was charged against operating earnings.  For the same period in 2007, the Company determined that no addition to the provision for loan losses was required.  The increase in the provision for loan losses for 2008 relates to several commercial real estate loans where the financial condition of the borrowers and the collateral value securing the loans deteriorated due to current economic conditions.

The allowance for loan losses at September 30, 2008 was approximately $3,529,000, representing 1.64% of total loans, net of unearned income compared to approximately $2,848,000 at December 31, 2007, which represented 1.20% of total loans, net of unearned income.  Approximately $1,583,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2008.

At September 30, 2008, management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta area. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta and Birmingham markets, including a concentration of loans to churches and convenience stores.  The Company’s outstanding church loans were approximately $42 million at September 30, 2008 as compared to $48 million at December 31, 2007. The Company’s loans to area convenience stores were approximately $13 million at September 30, 2008 and December 31, 2007, respectively.  Also, 1–4 family residential mortgage loans secured by first liens were approximately $43 million at September 30, 2008 and December 31, 2007, respectively. The Company has no subprime mortgages in its portfolio and exited the mortgage origination business in the third quarter of 2007.

The ultimate collectibility of a significant portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month period ended September 30, 2008 and 2007 (amount in thousands, except financial ratios):

	2008	2007

Loans, net of unearned income	$215,505	$236,091

Average loans, net of unearned income and the allowance for loan losses	$221,610	$220,191

Allowance for loan losses at the beginning of period	$2,848	$3,109

Loans charged-off:
Commercial, financial, and agricultural	118	53
Real estate - loans	155	193
Installment loans to individuals	377	144
Total loans charged-off	650	390

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	24	67
Real estate - loans	37	108
Installment loans to individuals	31	54
Total loans recovered	92	229

Net loans charged-off	558	161

Additions to allowance for loan losses charged to operating expense	1,239	—

Allowance for loan losses at period end	$3,529	$2,948

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.25%	0.07%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	1.64%	1.25%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at September 30, 2008 increased by 3% or $7 million to $286,702,000, driven by noninterest-bearing deposits which increased by 17% or $9 million compared to December 31, 2007.  The increase in noninterest-bearing deposits is primarily attributed to Corporate and Governmental customers who make significant monthly deposits and withdrawals based on their budgetary needs.  Interest-bearing deposits were basically flat during the first nine months of 2008, decreasing by $2 million. The Company has an ongoing sales program which places specific emphasis on deposit growth.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2008	2007

NOW and money market accounts	$64,850	$68,728
Savings accounts	32,889	33,136
Time deposits of $100,000 or more	78,847	61,210
Other time deposits	47,163	62,631
	$223,749	$225,705

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  At December 31, 2007 the company had $2,000,000 outstanding at a rate of 3.65%.  There was no amount outstanding at September 30, 2008.

The Company had an unsecured note payable of approximately $240,000 at September 30, 2008 compared to $340,000 at December 31, 2007.  The note bears an interest rate of 4.50% at September 30, 2008 and 6.75% at December 31, 2007 (the lender’s prime rate minus 50 basis points).

The Bank had outstanding advances from the FHLB of $11,767,000 at September 30, 2008 compared to $18,944,000 at December 31, 2007.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans, multifamily mortgage loans and commercial real estate loans.

Maturity	Callable	Type	September 30, 2008		December 31, 2007

July 2009	Daily	Variable	3.25%	$11,400,000	4.40%	$18,565,000
August 2026		(1)	—	367,000	—	379,408

Total Principal Outstanding				$11,767,000		$18,944,408

Weighted Average Rate at Period End			3.15%		4.31%

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

The Company’s net income for the first nine month of 2008 was negatively impacted by slow loan growth, an increase in nonaccrual loans and a sharp reduction in earning asset yields without corresponding levels of reductions in deposit rates due to intense deposit competition and pricing pressure. As a result, the Company’s net interest margin declined by 0.31% to 4.35%.

On a year-to-date basis, net interest income decreased $361,000 or 3% to $9,983,000 compared to $10,344,000 for the same period in 2007.  Total interest income decreased by $1,445,000 or 9% compared to the same nine month period in 2007 and was primarily due to a $1,583,000 decrease in interest income on loans as a result of lowered yields, volume, and an increase in nonaccrual loans.  Total interest expense for the period decreased by $1,084,000 or 17% compared to the same nine month period in 2007.  Interest expense on interest-bearing deposits decreased by $512,000 or 9%, as the Company was able to lower rates on some of its deposit products and increased its mix of noninterest-bearing deposits.  Also, interest expense on other borrowings decreased by $572,000 or 71% as a result of the payoff of several outstanding borrowings in 2007 that had significant higher rates than our deposit base.

For the three month period ending September 30, 2008, net interest income decreased by $312,000 in the third quarter of 2008 compared to the same period last year.  Total interest income for the third quarter of 2008 decreased by $921,000 or 16% and total interest expense decreased by $609,000 or 28% compared to the third quarter of 2007.  Interest income on loans decreased by $1,131,000, partially offset by a $221,000 increase in investment income.  Interest expense on deposits for the third quarter of 2008 decreased by $456,000 as a result of a change in the mix of deposits and the repricing of deposit rates compared to the same period last year.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loans and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

During the nine months period of 2008, the Company recognized additions to the provision for loan losses of $1,239,000 compared to no additions for the same period in 2007.  Nonaccrual loans increased by $7,443,000 due to the deteriorating financial condition of several borrowers.  The allowance for loan losses increased to $3,529,000 at September 30, 2008 compared to $2,848,000 at December 31, 2007.  At September 30, 2008, the allowance for loan losses was 28% of the nonperforming loans compared to 54% at December 31, 2007.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2008, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,469,000 for the three month period ended September 30, 2008, representing an increase of $359,000 or 32% compared with the same period ended September 30, 2007. This increase is primarily attributed to an increase of $343,000 in service charges on deposit income. Overdraft fees, which are a significant component of service charges on deposits, increased by $369,000 compared to the same three month period last year as a result of a new product implemented in the third quarter of 2007. Overdraft fees, due to their nature, fluctuate monthly based on the short-term loan need of the customers.

Year-to-date, noninterest income increased by $742,000 or 22% to $4,098,000 compared to the same period last year. Service charges on deposits increased by $888,000 due to an overdraft program implemented last year.  Overdraft fees, a component of service charges on deposits, increased by $970,000 for the nine month period ending September 30, 2008 compared to the same period last year.

Gains on the sales of securities and assets totaled $70,000 during the first nine months of 2008. The Company realized gains in its investment portfolio of $38,000 and gains totaling $32,000 from the liquidation of several foreclosed properties.  By comparison, the Company experienced a loss on the sale of securities of $30,000 and a $64,000 gain on the sale of assets for the same nine month period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense decreased by 2% for the third quarter of 2008 and increased by less than 1% for the first nine months of 2008 compared to the same periods last year.  The increase is due to a $462,000 increase in OREO related expenses for the nine month period.  Due to the current economic conditions and the deterioration in real estate values in the Company’s market area, the value of several OREO properties were written down to approximate current market values. The Company is continuing its strategy to reduce overhead costs and improve the efficiency throughout its financial centers network to offset the impact of slow loan growth, increases in nonaccrual loans and OREO expenses, and margin compression.

For the three month period ended September 30, 2008, total compensation expense decreased by $172,000 and occupancy and equipment expense deceased by $17,000.  These decreases are due to the Company’s continuing strategy to reduce overhead costs and improve the efficiency of its financial centers network.  These reductions were offset by an increase of $43,000 in OREO related expenses and an increase of $75,000 in other operating expenses due to an increase in legal, collections and appraisal fees.

For the nine month period ended September 30, 2008, salaries and employee benefits decreased by $252,000 and occupancy and equipment expenses decreased by $34,000.  Other operating expenses decreased by $122,000 compared to the same period last year as a result of expense control and a reduction in other losses in our retail branch operations.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2008.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2008.

	Cumulative amounts as of September 30, 2008
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$2,268	$—	$—	$—	$2,268
Certificates of deposit	—	100	—	—	100
Investments	—	46	7,311	78,704	86,061
Loans	60,873	19,958	96,678	38,187	215,696
Total interest-sensitive assets	$63,141	$20,104	$103,989	$116,891	$304,125

Interest-sensitive liabilities:
Deposits (a)	$135,672	$36,573	$11,840	$39,664	$223,749
Notes payable	—	240	—	—	240
Other borrowings	—	11,400	—	367	11,767
Total interest-sensitive liabilities	$135,672	$48,213	$11,840	$40,031	$235,756

Interest-sensitivity gap	$(72,531)	$(28,109)	$92,149	$76,860	$68,369

Cumulative interest-sensitivity gap to total interest-sensitive assets	(23.85)%	(33.09)%	(2.79)%	22.48%	22.48%

(a) Savings, Now, and money market deposits totaling $97,739 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The amount of dividends available from the Bank without prior approval from the regulators for payment in 2008 is approximately $1,604,000.  In 2007, the Georgia Department of Banking and Finance approved a special dividend of $5,155,000 which was used by the Company to redeem its outstanding Junior Subordinated Debentures.

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

CAPITAL RESOURCES

Stockholders’ equity decreased by $213,000 for the nine month period ended September 30, 2008 primarily due to a decrease in accumulated other comprehensive income, net of taxes.  Accumulated other comprehensive income, net of taxes decreased by $768,000 to a loss of $721,000 in the first nine months of 2008.  This decrease is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.  Retained earnings increased by $537,000 for the year due to an increase in net income of $1,166,000 partially offset by a dividend of $0.19 per common share to stockholders totaling $398,000 and the cumulative effect adjustment in the amount of $231,000 as a result of the adoption of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements”.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 14%, 13% and 10% at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

RECENT DEVELOPMENTS

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP.  Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.  The CPP allows qualifying financial institutions to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1 percent and 3 percent of the institution’s risk weighted assets (“Senior Preferred Shares”).   The Senior Preferred Shares will qualify as Tier 1 capital and rank senior to our common stock.  The Senior Preferred Shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five.  The Senior Preferred Shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The Senior Preferred Shares will be callable at par after three years.  Prior to the end of three years, the Senior Preferred Shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.  U.S. Treasury may also transfer the Senior Preferred Shares to a third party at any time.  In conjunction with the purchase of Senior Preferred Shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the Senior Preferred Shares.  The exercise price on the warrants will be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average.  Companies participating in the CPP must adopt the U.S. Treasury’s standards for executive compensation and corporate governance.  The Company is currently evaluating its participation in the CPP.  If the Company were to participate in the CPP as it is currently structured, it will be unable to pay cash dividends on its common stock without governmental permission for a period of three years from the date of its participation unless the issued securities are no longer held by the U.S. Treasury.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended September 30, 2008, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable to obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

Our ability to raise capital could be limited, could affect our liquidity and could be dilutive to existing shareholders.

Current capital markets conditions are such that traditional sources of capital may not be available to us on reasonable terms if we need to raise such capital.  In such a case, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Volatility in the capital and credit markets, together with the current real estate slowdown, have resulted in significant pressure on the financial services industry.

We have experienced a higher level of foreclosures and losses upon foreclosure during recent periods than we have historically.  If current volatility and market conditions continue or worse, our business, financial condition and results of operations could be materially adversely affected.  We may therefore experience further increases in loan losses, deterioration of capital or limitations on our access to funding or capital.

The Emergency Economic Stabilization Act of 2008 (“EESA”) may not stabilize the financial services industry.

The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the U.S. banking system.  A number of programs are being developed and implemented under EESA.  The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve.  The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

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

CITIZENS BANCSHARES CORPORATION

Date:	November 14, 2008	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	November 14, 2008	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date:	November 14, 2008	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer