Form 10-K
period 2008-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2009-03-31
CIK 813640

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 0-14535

Citizens Bancshares Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-1631302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 Piedmont Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (404) 659-5959

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

         The number of shares outstanding for each of the registrant's classes of common stock as of March 26, 2009 was: 2,011,007 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $8.17 per share on June 30, 2008, was approximately $10,247,000

DOCUMENTS INCORPORATED BY REFERENCE

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

Proxy Statement for Annual Meeting of Shareholders to be held May 27, 2009

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

        The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see "Risk Factors" on page 13.

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

        Over the years, the Company has completed several acquisitions. On January 30, 1998, the Company merged with First Southern Bancshares, Inc., whose banking subsidiary, First Southern Bank simultaneously merged into the Bank. On March 10, 2000, the Company acquired certain assets and all of the deposits of Mutual Federal Savings Bank, a failing minority bank, from the Federal Deposit Insurance Corporation. On February 28, 2003, the Company acquired CFS Bancshares, Inc., a minority-owned savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank. This acquisition has resulted in a significant expansion of the Company's market area. On December 10, 2008, the Bank entered into an agreement with The Peoples Bank, a Georgia state bank, to acquire the Lithonia, Georgia branch of The Peoples Bank. This acquisition was completed on March 27, 2009.

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

        The Bank's home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303. Including its main branch, the Bank operates ten branch offices located in Atlanta, East Point, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama. On March 27, 2009, the Bank completed its purchase of an additional branch in Lithonia, Georgia. The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Greene Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

        The Bank does not engage in any line of business other than normal commercial banking activities. The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank's revenues derived from customers in foreign countries. The business of the Bank is not considered to be seasonal nor is the Bank's business dependent on any industry.

The Bank's Primary Service Area

        The Bank's primary service area consists of Fulton and DeKalb Counties, along with certain portions of Rockdale County; through its branch in Columbus, the Bank also serves Muscogee County, Georgia, and through its branches in Birmingham and Eutaw, it serves Jefferson and Greene Counties, Alabama. The primary focus of the Bank is the small business and commercial/service firms in the area plus individuals and households who reside in or commute to the area. The majority of the Bank's customers are drawn from the described area.

Competition

        The Bank must compete for both deposit and loan customers with other financial institutions with greater resources than are available to the Bank. Currently, there are numerous branches of national, regional and local banks, as well as other types of entities offering financial services, located in the Bank's market area.

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

Investments

        As of December 31, 2008, investment securities comprised approximately 27% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 60% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, government-sponsored enterprises securities and other taxable securities.

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

        The Bank's asset/liability mix is monitored on a daily basis and a quarterly report reflecting the interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors asset/liability committee during their meeting which takes place every two months. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

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

Employees

        As of December 31, 2008, the Bank had 127 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

The Company

        Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the "DBF") also regulates and monitors all significant aspects of our operations.

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

        Permitted Activities.    The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

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

The Bank

        Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member bank, it is primarily subject to the supervision, examination and reporting requirements of the DBF and the Federal Reserve Bank of Atlanta. The DBF and the Federal Reserve Bank of Atlanta regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

        Branching.    Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the DBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

        Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories. As of December 31, 2008, the Bank qualified for the well-capitalized category.

        A "well-capitalized" bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as "adequately capitalized" based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.

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

        FDIC Insurance Assessments.    The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits.

        The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities. The system is designed to assess higher rates on those institutions that pose greater risks to the Deposit Insurance Fund. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lowest risk category, Risk Category I, rates vary based on each institution's CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

        Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the

"undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.

        For 2008, assessments ranged from 5 to 43 cents per $100 of deposits, depending on the institution's risk category. Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits. Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively.

        Because the Deposit Insurance Fund reserve fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

        On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments. As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits. Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

        On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system. Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits. Risk Categories II, III, and IV will be have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively. These base assessments will be subject to adjustments based on each institution's unsecured debt, secured liabilities, and use of brokered deposits. As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits. Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

        Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

        The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        FDIC Temporary Liquidity Guarantee Program.    On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent "systemic risk" in the U.S. banking system, approved the Temporary Liquidity Guarantee Program ("TLGP"). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, which are discussed below, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

        The Debt Guarantee Program.    Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Company and the Bank is participating in the Debt Guarantee component of the TLGP.

        The Transaction Account Guarantee Program.    Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009. For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. The Bank is participating in the Transaction Account Guarantee component of the TLGP.

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

        The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

  •
  total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

  •
  total commercial real estate loans represent 300% or more of the institution's total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more.

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

  •
  Soldiers' and Sailors' Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

  •
  Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

  •
  The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

        The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008, our ratio of total capital to risk-weighted assets was 15% and our ratio of Tier 1 Capital to risk-weighted assets was 13%.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, the Company's leverage ratio was 10%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

        When the Company received a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on March 6, 2009, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury's investment.

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

        Because the Company received a capital investment from the United States Department of the Treasury under the TARP Capital Purchase Program on March 6, 2009, the Company is subject to executive compensation limitations. For example, the Company must meet the following standards:

  •
  Ensure that senior executive incentive compensation packages do not encourage excessive risk;

  •
  Subject senior executive compensation to "clawback" if the compensation was based on inaccurate financial information or performance metrics;

  •
  Prohibit any golden parachute payments to senior executive officers;

  •
  Agree not to deduct more than $500,000 for a senior executive officer's compensation; and

  •
  Agree not to pay any cash incentive bonus to the most highly compensated senior executive officer.

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

        In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Moreover, if the current recession continues, the Company may be required to further increase our loan loss provision, and may experience significantly higher delinquencies and credit losses. An increase in our loan loss provision or increased credit losses would reduce earnings and adversely affect the Company's financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company's earnings and adversely affect the Company's financial condition.

The amount of "other real estate owned" ("OREO") may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

        At December 31, 2007, we had a total of $2.4 million of OREO, and at December 31, 2008, we had a total of $3.9 million of OREO, reflecting a $1.5 million increase, or 60%, from 2007 to 2008. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise will increase. Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2009. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Future impairment losses could be required on various investment securities, which may materially reduce the Company's and the Bank's regulatory capital levels.

        The Company establishes fair value estimates of securities available-for-sale in accordance with generally accepted accounting principles. The Company's estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.

        A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning the financial condition of the companies in which we have invested.

        In addition, depending on various factors, including the fair values of other securities that we hold, we may be required to take additional other-than-temporary impairment charges on other investment securities. Any other-than-temporary impairment charges would negatively affect our regulatory capital levels, and may result in a change to our capitalization category, which could limit certain corporate practices and could compel us to take specific actions.

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

        We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors' accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as asset mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Home Loan Bank. If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds. Due to the limited availability of liquidity as a result of the subprime mortgage crisis, our access to additional borrowed funds may be limited and we may be required to pay above market rates for additional borrowed funds, which may adversely effect our results of operations.

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

Our net interest income could be negatively affected by the Federal Reserve's recent interest rate adjustments, as well as by competition in our market area.

        As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve's fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

        Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2009, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

        As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a Federal Reserve member bank, our subsidiary bank is primarily regulated by the Federal Reserve Board and the State of Georgia Department of Banking and Finance. Our compliance with Federal Reserve Board and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

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

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

        As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessments are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%. The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund's loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

        Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance. The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which will be owed on June 30, 2009. Beginning on April 1, 2009, the FDIC will modify the risk-based assessments to account for each institution's unsecured debt, secured liabilities and use of brokered deposits. Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which will be owed on September 30, 2009. In addition, the FDIC has adopted an interim rule to impose an emergency assessment of 20 basis points as of June 30, 2009, which will be owed on September 30, 2009. The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

        Due to the recent increases in the assessment rates, and the potential for additional increases, we will be required to pay additional amounts to the Deposit Insurance Fund throughout 2009, which could have an adverse effect on our earnings. If the deposit insurance premium assessment rate applicable to us increases again, either because of our risk classification, because of emergency assessments, or because of another uniform increase, our earnings could be further adversely impacted.

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

The United States Department of the Treasury, as a holder of our preferred stock, has rights that are senior to those of our common stockholders.

        We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the Troubled Assets Relief Program Capital Purchase Program ("TARP CPP"). As of March 6, 2009, we had outstanding preferred stock issued to the Treasury under the TARP CPP totaling $7.5 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common stockholders. Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

Our agreement with the United States Department of the Treasury under the Troubled Assets Relief Program Capital Purchase Program ("TARP CPP") is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

        Under the TARP CPP, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law. We cannot predict the effects of any of these changes and of the associated amendments.

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

        In addition, because we have participated in the United States Department of the Treasury's Troubled Assets Relief Program Capital Purchase Program ("TARP CPP") as of March 6, 2009, our ability to pay dividends on common stock is further limited. Specifically, we may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the

TARP CPP. The TARP CPP also restricts our ability to increase the amount of dividends we may pay on common stock, which potentially could impact the market value of our common stock.

The Emergency Economic Stabilization Act of 2008 ("EESA") or other governmental actions may not stabilize the financial services industry.

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

        In addition to EESA, a variety of legislative, regulatory, and other proposals have been discussed or may be introduced in an effort to address the financial crisis. Depending on the scope of such proposals, if they are adopted and applied to the Company, our financial condition, results of operations or liquidity could, directly or indirectly, benefit or be adversely affected in a manner that could be material to our business.

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

Confidential customer information transmitted through the Bank's online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

        The Bank provides its customers with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank's network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank's activities or the activities of its clients involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in the Bank's systems and could adversely affect its reputation and its ability to generate deposits.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no written comments from the Commission staff regarding our periodic reports or current reports under the Act which remain unresolved.

ITEM 2.    DESCRIPTION OF PROPERTIES

        The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta, , Georgia. In addition to its main branch, the Bank also operates nine other branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 3172 Macon Road, Columbus, Georgia, is leased; the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. The Bank is in the process of purchasing an additional branch office located at 3065 Stone Mountain Street, Lithonia, Georgia. In the opinion of management, all of these properties are adequately insured.

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

        No matter was submitted to a vote of security holders during the fourth quarter of 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2007. The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
Fiscal year ended December 31, 2008
March 31, 2008	$9.00	$8.10
June 30, 2008	$10.25	$8.16
September 30, 2008	$8.25	$6.00
December 31, 2008	$6.00	$2.50
Fiscal year ended December 31, 2007
March 31, 2007	$11.70	$10.20
June 30, 2007	$11.00	$10.35
September 30, 2007	$11.00	$10.00
December 31, 2007	$10.50	$9.01

        As of March 26, 2009, there were approximately 1,361 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

        The Company paid an annual cash dividend of $0.19 per share in 2008 and in 2007. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See "Description of Business—Bank Regulation."

        The Company issued 13.997 shares of unregistered common stock from treasury stock to the Company's Employee Stock Purchase Plan during 2008 at an average price of $6.41 per share.

        The Company purchased 6,393 shares of its common stock at an average price of $6.89 per share during 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        This information is not required since the Company qualifies as a smaller reporting company.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

        Citizens Bancshares Corporation (collectively with its subsidiary, the "Company") is a holding company that provides a full range of commercial banking services to individual and corporate customers through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers through its home office and six full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. On March 27, 2009, the Bank completed its purchase of an additional full-service branch in Lithonia, Georgia. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Forward-looking statements are based on current management expectations and, by their nature, are subject to risk and uncertainties because of the possibility of changes in underlying factors and assumptions.

        Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part I of this report and include risks discussed in this section of the Annual Report and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions have adversely affected our industry; current levels of market volatility are unprecedented; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation ,or any proposed federal programs, will stabilize the U.S. financial system, and such legislation and programs may adversely affect us; the impact on us of recently enacted legislation, in particular the EESA and its implementing regulations, and actions by the FDIC, cannot be predicted at this time; credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; negative public opinion could damage our reputation and adversely impact our business and revenues; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

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

Critical Accounting Policies

        Our significant accounting policies are described in detail in Note 1, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements and are integral to understanding the Management's Discussion and Analysis of Financial Condition and Results of Operations. We have identified certain accounting policies as being critical because (1) they require our judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.

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

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2008, 2007, or 2006.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2008, 2007 or 2006.

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

        Management considers a loan to be impaired when, based on current information and events, there is a potential that all amounts due according to the contractual terms of the loan may not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Recent Market Developments

        During 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets, especially in the consumer sector, as the U.S. economy experienced a recession. The National Bureau of Economic Research published a report in December indicating that the U.S. has been in a recession since December 2007 as indicated most prominently, in their view, by the declining labor market since that time. Since December 2007, in addition to deterioration in the labor market, the recession has caused rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer sentiment as evidenced by weak spending throughout the year, especially during the fourth quarter. During the year, financial markets experienced unprecedented events, and the market exhibited extreme volatility and evaporating liquidity as credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected the capital and earnings levels of most financial institutions. In addition, certain financial institutions failed or merged with stronger institutions and two government sponsored enterprises entered into conservatorship with the U.S. government. Liquidity in the debt markets was extremely low despite the Treasury and Federal Reserve efforts to inject capital and liquidity into financial institutions, and as a result, asset values continued to be under pressure.

        In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the EESA") was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The U.S. Treasury has since injected capital into many financial institutions, under the Troubled Asset Relief Program Capital Purchase Program (the CPP"). On March 6, 2009, the Company entered into a Securities Purchase Agreement with the U.S. Treasury pursuant to which, among other things, the Company sold preferred stock to the U.S. Treasury for an aggregate purchase price of $7.5 million. Under the terms of the CPP, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

        On October 3, 2008, the FDIC increased its insurance coverage limits on all deposits from $100,000 to $250,000 per account until December 31, 2009.

        On October 14, 2008, the systemic risk exception" to the FDIC Act was enacted, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) under a Temporary Liquidity Guarantee Program (TLGP") through December 31, 2009. Coverage under the TLGP is available for 30 days without charge (subsequently extended to December 5, 2008) and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points).

        The Company opted into the TLGP with respect to noninterest-bearing deposit accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) and the debt guarantee program in December 2008. The Company opted out of the Temporary Liquidity Guarantee Program with respect to certain non-guarantee senior unsecured obligations.

        In December, the Federal Reserve ("Fed") took unprecedented action in lowering the federal funds rate by 75 basis points to a targeted range of zero to one-quarter percent. The Board of Governors also lowered the discount rate 75 basis points to one-half percent. This action was the seventh rate cut of the year causing the Prime rate to decline 400 basis points since January 1, 2008 to 3.25% at year end. Further, the Fed increased its Term Auction Facility ("TAF") program offerings during the year by $445 billion, which are similar borrowing instruments to term federal funds. In addition, due to the continuing strain on the financial markets, the Fed has offered numerous temporary liquidity facilities in an effort to stabilize credit markets and improve the access to credit of businesses and households.

        On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan (FSP"), which, among other things, proposes to establish a new Capital Assistance Program (CAP") through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extends the TLGP to October 31, 2009. As a complement to the CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (TALF") would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

        On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the Stimulus Bill") was signed into law. The Stimulus Bill is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and infrastructure spending. The Stimulus Bill also limits executive compensation at companies that have received or will receive CPP funds based on a sliding scale of funds received. Also in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (HASP"), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

        It is not clear at this time what impact the EESA, the CPP, the TLGP, the FSP, the Stimulus Bill, the HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Company and its business.

Selected Financial Data

        The following selected financial data for Citizens Bancshares Corporation and subsidiary should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in another section of this Annual Report.

	Years ended December 31,
	2008	2007	2006
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$13,555	$14,003	$14,275

Provision for loan losses	$2,489	$—	$30

Net income	$1,023	$2,856	$3,003

Per share data:
Net income—basic	$0.49	$1.37	$1.44

Book value	$16.03	$15.83	$14.46

Cash dividends declared	$0.19	$0.19	$0.17

Balance sheet data:
Loans, net	$214,964	$238,211	$221,112

Deposits	$281,913	$279,599	$269,020

Notes payable	$240	$340	$340

Advances from Federal Home Loan Bank	$28,713	$18,944	$26,746

Junior subordinated debentures	$—	$—	$5,155

Total assets	$348,095	$338,384	$335,185

Average stockholders' equity	$33,128	$30,927	$28,173

Average assets	$342,853	$336,862	$327,736

Ratios:
Net income to average assets	0.30%	0.85%	0.92%
Net income to average stockholders' equity	3.09%	9.23%	10.66%
Dividend payout ratio	38.90%	13.90%	11.85%
Average stockholders' equity to average assets	9.66%	9.18%	8.60%

        In 2008, the Company reported net income of $1,023,000, a 64 percent decrease over net income of $2,856,000 reported in 2007, which represented a 5 percent decrease over 2006 net income. The year over year decrease in 2008 net income is primarily related to the $2,489,000 provision for loan losses the Company recorded due to a decline in credit quality of certain loans receivables. Basic and diluted earnings per share were $0.49 and $1.37 for 2008 and 2007, respectively. Pretax income for 2008 decreased by $2,610,000 compared to 2007, representing a 71 percent decline to $1,063,000. Income tax expense decreased $777,000 or 95 percent to $40,000 over the same period.

        The Company has maintained its strong capital position during this unprecedented financial crisis that has affected the banking system and financial markets. The ratio of average stockholders' equity to average assets is one measure used to determine capital strength. The Company's average stockholders' equity to average assets ratio for 2008, 2007 and 2006 was 9.66 percent, 9.18 percent and 8.60 percent, respectively. Another key capital ratio, the Company's net income to average stockholders' equity (return on equity), was 3.09 percent, 9.23 percent and 10.66 percent in 2008, 2007 and 2006, respectively.

Financial Condition

        At December 31, 2008, the Company had total assets of $348,095,000 and stockholders' equity was $33,658,000, representing 10 percent of total assets. Book value per common share increased to $16.03 at December 31, 2008 compared to $15.83 at December 31, 2007.

        Interest-bearing deposits with banks increased by $8,754,000 to $9,276,000 at December 31, 2008 compared to last year. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company's liquidity and borrowing position at the FHLB

        Outstanding loans receivable at December 31, 2008 were $210,306,000, representing a decrease of $25 million or 11 percent compared to 2007. This decrease is primarily due to the U.S. economy entering a recession, deterioration in the labor market, rising unemployment, and declining home values, all of which has weighed negatively on potential customers sentiment in the Company's market areas to seek new loans for business and personal purposes. Consequently, total loan production for the year declined. Also, as a strategic risk decision, the Company discontinued several borrowing relationships due to the continuing deterioration in the real estate market and recessionary pressures. The Company's loan officers are spending more time with their loan portfolios to spot deterioration and intervene timely to curtail significant losses.

        As a result of these difficult economic times, to provide assistance to our current and future customers the Company, in the fourth quarter of 2008, rolled out its new "Small Dollar Loan" program. The Small Dollar Loan program allows a consumer to borrow up to $1,500 in accordance with the FDIC Affordable Loan program and has been well received.

        The $25 million decrease in loans receivable mentioned above was offset by a $26 million increase in investment securities and other investments to maintain the Company's net interest margin. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all of the loans were to borrowers located in the Company's market areas in Georgia and Alabama.

        At December 31, 2008, Foreclosed real estate, net was $3,874,000 an increase of $1,451,000 compared to December 31, 2007. This increase is due to the adverse conditions in the current real estate market as market value of real estate properties in the Company's target markets continues to decline.

        Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $336,000 or 3 percent at December 31, 2008. The increase is due to the earnings on the premiums paid over the life of the insurance contract.

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

        At December 31, 2008 and 2007, investment securities comprised approximately 27 percent and 20 percent of the Company's assets, respectively. The investment portfolio had a fair market value of $92,658,000 and an amortized cost of $92,431,000, resulting in a net unrealized gain of $227,000 at December 31, 2008. For the same period in 2007, the investment portfolio had a fair market value of $67,115,000 and an amortized cost of $66,980,000, resulting in a net unrealized gain of $135,000.

        Total investments classified as available for sale had a fair value of $87,961,000 ($87,847,000 amortized cost) at December 31, 2008, compared to a fair value of $59,677,000 ($59,606,000 amortized cost) at December 31, 2007. Investments classified as held to maturity at December 31, 2008 had an amortized cost of $4,583,000 ($4,697,000 estimated fair value), compared to an amortized cost $7,374,000 ($7,438,000 estimated fair value) at December 31, 2007.

        The following table shows the contractual maturities of all investment securities at December 31, 2008 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities(a)	$3	4.41%	$1,113	3.25%	$3,355	4.72%	$62,705	5.04%
State, county, and municipal securities	—	—	5,387	4.48%	13,449	6.01%	6,532	6.28%

Totals	$3		$6,500		$16,804		$69,237

(a)
Mortgage-backed securities have been categorized at their average life according to their projected speed of repayment. Principal repayments will occur at varying dates throughout the terms of the mortgages.

        Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and at the FRB it is 6 percent of the par value of the bank's common stock outstanding and paid-in-capital. These investments are carried at cost and increased by $446,000 to $2,287,000 in 2008 compared to 2007.

Nonperforming Assets

        The Company's credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through continuous review by the credit risk manager, reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and periodic meetings with credit risk management to review progress. Credit risk management activities are monitored by the Loan Committee of the Board, which meets monthly to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit reviews.

        Nonperforming assets include nonperforming loans and real estate acquired through foreclosure. Nonperforming loans consist of loans which are past due with respect to principal or interest more than 90 days ("past-due loans") or have been placed on nonaccrual of interest status ("nonaccrual loans"). Generally, past-due loans and nonaccrual loans which are delinquent more than 90 days will be charged off against the Company's allowance for possible loan losses unless management determines that the loan has sufficient collateral to allow for the recovery of unpaid principal and interest or reasonable prospects for the resumption of principal and interest payments.Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or when loans become contractually in default for 90 days or more as to either interest or principal. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loan is well secured, in the process of collection and management deems it appropriate. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged-off against interest income on loans unless management believes that the accrued interest is recoverable through the liquidation of collateral.

        Nonperforming assets totaled $20,072,000 as of December 31, 2008, an increase of $12,388,000, or 161 percent, from December 31, 2007. Nonperforming loans as of December 31, 2008 were $16,178,000, an increase of $10,917,000, or 207 percent, from December 31, 2007. The increase in nonperforming assets was primarily attributable to accelerated market deterioration in commercial real estate and residential housing loans in the Company's market areas.

        Nonperforming assets represents 9.17 percent of loans, net of unearned income, and real estate acquired through foreclosure at December 31, 2008 as compared to 3.19 percent at December 31, 2007.

        The table below presents a summary of the Company's nonperforming assets at December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$16,178	$5,261
Past-due loans of 90 days or more	—	—

Nonperforming loans	16,178	5,261
Real estate acquired through foreclosure	3,874	2,423

Total nonperforming assets	$20,052	$7,684

Ratios:
Nonperforming loans to loans, net of unearned income	7.53%	2.21%

Nonperforming assets to loans, net of unearned income and real estate acquired through foreclosure	9.16%	3.19%

Nonperforming assets to total assets	5.76%	2.27%

Allowance for loan losses to nonperforming loans	28.80%	54.12%

Allowance for loan losses to nonperforming assets	23.23%	37.06%

Provision and Allowance for Loan Losses

        The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. These estimates for losses are based on individual assets and their cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses as prescribed under SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan—Income

Recognition and Disclosures," and pooled loans and leases as prescribed under SFAS No. 5, "Accounting for Contingencies.

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

        Reviews of nonperforming loans, designed to identify potential charges to the reserve for possible loan losses, as well as to determine the adequacy of the reserve, are made on a continuous basis during the year. These reviews are conducted by the responsible lending officers, credit risk manager, a separate independent review process, and the internal audit division. They consider such factors as trends in portfolio volume, quality, maturity and composition; industry concentrations; lending policies; new products; adequacy of collateral; historical loss experience; the status and amount of non-performing and past-due loans; specific known risks; and current, as well as anticipated specific and general economic factors that may affect certain borrowers. The conclusions are reviewed and approved by senior management. When a loan, or a portion thereof, is considered by management to be uncollectible, it is charged against the reserve after receiving approval by the Board of Directors. Any recoveries on loans previously charged off are added to the reserve.

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

        Due to the unprecedented financial crisis encountered in 2008 which resulted in deterioration of liquidity and collateral value, the Company experienced elevated losses in its commercial real estate and residential housing loans portfolio during the second and fourth quarter of 2008. As a result, for the year ended December 31, 2008, the provision for loan losses charged against operating earnings increased by $2,489,000, or 100 percent, from the year ended December 31, 2007. Based on the Company's evaluation, a provision for loan losses was not recorded in 2007.

        The Company's allowance for loan losses was approximately $4,659,000 or 2.17 percent of loans receivable, net of unearned income at December 31, 2008, and $2,848,000 or 1.20 percent of loans receivable, net of unearned income at December 31, 2007. Management believes that the allowance for loan losses at December 31, 2008 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

        The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the twelve months ended December 31, 2008 and 2007 (amount in thousands, except financial ratios):

	2008	2007
Loans, net	$214,964	$238,211

Average loans, net of unearned income, discounts and the allowance for loan losses	$218,660	$223,687

Allowance for loan losses at the beginning of period	$2,848	$3,109
Loans charged-off:
Commercial, financial, and agricultural	118	53
Real estate—loans	204	242
Installment loans to individuals	470	238

Total loans charged-off	792	533

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	24	70
Real estate—loans	41	130
Installment loans to individuals	49	72

Total loans recovered	114	272

Net loans charged-off	678	261
Additions to allowance for loan losses charged to operating expense	2,489	—

Allowance for loan losses at period end	$4,659	$2,848

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.31%	0.12%

Ratio of allowance for loan losses to loans, net of unearned income	2.17%	1.20%

Deposits

        Deposits are the Company's primary source of funding loan growth. Total deposits at December 31, 2008 increased by $2,314,000 or 1 percent, to $281,913,000. On an average basis, total average deposits increased by $9,634,000 or 3 percent to $294,700,000 in 2008, driven by average interest-bearing deposits which increased by $9,182,000 or 4 percent to $234,316,000. Average noninterest-bearing deposits were flat for the year at $60,385,000, increasing by $452,000.

        The increase is attributed to the Company's continue sale efforts, which places specific emphasis on deposit growth to reduce its reliance upon wholesale funding sources. The Company also has Corporate and Governmental customers that have significant interest-bearing deposits with the Company; and their deposit and withdrawal activities can significantly impact the Company's deposit balances.

        The Company is participating in the Temporary Liquidity Guarantee Program's full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) regardless of dollar amount through December 31, 2009. In addition, the Company participates in Certificate of Deposit Account Registry Services (CDARS"), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments of up to $50 million.

        For additional information about the Company's deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

        While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2008, the Company's average borrowed funds decreased by $5,909,000 to $11,394,000 from $17,303,000 in 2007. The average interest rate on other borrowings was 2.5 percent in 2008 and 5.9 percent in 2007. Other borrowings consist of Federal funds purchased, short-term borrowings and Federal Home Loan Bank (the "FHLB") advances. The Company's $5 million pooled trust preferred securities, used to acquire another financial institution, were redeemed on June 26, 2007. The Bank had an average outstanding advance from the FHLB of $10,920,000 in 2008 and $13,974,000 in 2007. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 and multi-family mortgages and commercial real estate loans.

        For additional information regarding the Company's other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

        The following tables identify the Company's aggregated information about contractual obligations and loan commitments at December 31, 2008.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
FHLB advances	$28,350,000	$—	$—	$362,560	$28,712,560
Notes payable	239,647	—	—	—	239,647
Operating leases	467,675	969,529	1,028,589	1,333,972	3,799,765

	$29,057,322	$969,529	$1,028,589	$1,696,532	$32,751,972

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Commitments to extend credit	$25,005,219	$5,655,782	$7,785,280	$1,728,719	$40,175,000
Commercial letters of credit	3,903,000	—	—	—	3,903,000

	$28,908,219	$5,655,782	$7,785,280	$1,728,719	$44,078,000

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

        Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Citizens Trust Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. Through the Asset Liability Committee (ALCO"), the CFO is responsible for planning and executing the funding activities and strategy.

        The Company has access to various capital markets. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank's prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2008 is approximately $603,000. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

        Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company's bank subsidiary customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

        The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale securities. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks, are additional sources of liquidity funding.

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

        Regarding the Temporary Liquidity Guarantee Programs offered by the FDIC, the Company opted into the program providing full coverage (regardless of dollar amount) of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) through December 31, 2009. This program will further stabilize and strengthen our liquidity position.

Capital Resources

        Stockholders' equity increased by $525,000 or 2 percent during 2008. This increase is largely due to the 2 percent growth in retained earnings of $394,000 as a result of $1,023,000 in net income in 2008.

        Dividends of $398,000 were paid on the Company's common stock in 2008, consistent with the $397,000 dividends paid in 2007. The annual dividend payout rate was $0.19 per common share in 2008 and 2007. The dividend payout ratio was 39 percent and 14 percent for 2008 and 2007 respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

        A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders' equity to average assets for 2008 was 9.66 percent compared with 9.18 percent in 2007.

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

        At December 31, 2008 our ratio of total capital to risk-weighted assets was 15 percent, our ratio of Tier 1 Capital to risk-weighted assets was 13 percent and our leverage ratio was 10 percent.

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

        Net interest income, on a fully tax-equivalent basis, accounted for 72 percent of net interest income and noninterest income before provision for loan losses in 2008. It represented 75 percent of net interest income and noninterest income before provision for loan losses in 2007 and 2006. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company's Asset/Liability Management Committee ("ALCO") is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates a strategy that is intended to implement objectives set forth in the asset/liability management policy.

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

        The following table represents the Company's net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2008, 2007, 2006 (amount in thousands).

	Years ended December 31,
	2008	2007	2006
Interest Income	$19,982	$22,392	$21,616
Tax-equivalent adjustment	380	417	458

Interest income, tax-equivalent basis	20,362	22,809	22,074
Interest expense	(6,426)	(8,388)	(7,340)

Net interest income, tax equivalent basis	13,936	14,421	14,734
Provision for loan losses	(2,489)	—	(30)
Noninterest income	5,368	4,807	4,864
Noninterest expense	(15,372)	(15,139)	(15,351)

Income before income taxes	1,443	4,089	4,217

Income tax expense	(40)	(816)	(756)
Tax-equivalent adjustment	(380)	(417)	(458)

Income tax expense, tax-equivalant basis	(420)	(1,233)	(1,214)

Net income	$1,023	$2,856	$3,003

        Net interest income on a tax-equivalent basis for 2008 decreased by $485,000 compared to a decrease of $313,000 in 2007. In December 2008, The Board of Governors lowered the discount rate 75 basis points to one-half percent. This action was the seventh rate cut of the year causing the Prime rate to decline 400 basis points since January 1, 2008 to 3.25% at year end. Also in December, the Federal Reserve ("Fed") took unprecedented action in lowering the federal funds rate by 75 basis points to a targeted range of zero to one-quarter percent. Net interest income on a tax-equivalent basis growth was constrained due to asset yields tied to the prime rate declining in lock-step with Federal Reserve reductions while deposit rates were declining to a lesser extent due to deposit competition. Despite this pressure, the Company maintained a net interest yield on earning assets in 2008, 2007 and 2006 of 4.49 percent, 4.75 percent, and 4.98 percent on a tax equivalent basis, respectively.

        Total interest income on a tax equivalent basis decreased $2,447,000 or 11 percent for the period ended December 31, 2008 compared to the same period in 2007. Similarly, total interest income on a tax equivalent basis increased by $735,000 or 3 percent in 2007 compared to the same period in 2006. These increases were primarily due to changes in rates and volume of average earning assets.

        Total interest expense on a tax equivalent basis decreased $1,962,000 or 23 percent in 2008 and $1,048,000 or 14 percent in 2007 due to the repricing of interest-bearing liabilities in a lower rate environment and a $5,909,000 decrease in average borrowed funds to $11,394,000 compared to $17,303,000 in 2007.

Noninterest Income

        Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income totaled $5,368,000 in 2008, an increase of $561,000 or 12 percent compared to 2007. Noninterest income decreased $57,000 or 1 percent to $4,807,000 in 2007 compared to 2006.

        Fee income from service charges on deposit accounts, the major component of noninterest income, increased $847,000 or 25 percent in 2008, after increasing 2 percent in 2007. The increase in service charges on deposit accounts is primarily due to an overdraft program implemented in the third quarter of 2007. In 2008, net overdraft fees totaled $3,127,000, an increase of $947,000 compared to the same period last year. Overdrafts fees, due to their nature, fluctuate monthly based on the short-term loan need of the customers. In 2007, service charges on deposit accounts increased $57,000 compared to 2006.

        The Company experienced a gain on the sale of securities of $43,000 in 2008 compared to a loss of $30,000 in 2007, and gains of $154,000 in 2006. As part of its asset/liability strategy the bank sold various investments in order to restructure its investment portfolio to take advantage of the current interest rate environment and meet its liquidity needs to satisfy customers' demands. The Company also realized gains of $26,000, $47,000 and $2,000 in 2008, 2007 and 2006, respectively, on the sale of assets. These transactions primarily represent the liquidation of repossessed assets and foreclosed properties.

        Other operating income decreased by $338,000 or 24 percent in 2008 primarily due to a decrease in commitment fees to extend credit and fees earned on official checks due to volume and lower fee rates. In 2007, other operating income increased slightly by $25,000.

Noninterest Expense

        The efficiencies in the Company's operations continue to improve as management adjusts overhead expenses to offset the impact of increases to its provision for loan losses and writedowns to approximate current market values of several OREO properties. While total noninterest expenses reflect an increase of $233,000 in 2008, the increase was primarily driven by growth in credit-related expenses, an additional $404,000 in OREO related expenses and writedowns which overshadowed the cost savings achieved from our efficiency and productivity initiatives. Total noninterest expense decreased by $212,000 or 1 percent to $15,139,000 in 2007 compared to 2006 as a result of actions taken by management to control overhead expenses.

        Salaries and employee benefits expense decreased $237,000 or 3 percent in 2008 and $278,000 or 4 percent in 2007 due to a decrease in the Company's full-time employees (FTE). In 2008, no bonuses were paid due to the deteriorating economic conditions and the poor financial performance of the Company.

        Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company's premises and equipment. Occupancy and equipment expense was basically flat in 2008 and 2007, increasing by $8,000 and $38,000, respectively.

        Other real estate related expenses were $584,000 and $179,000 in 2008 and 2007, respectively. Due to the current economic conditions and the deterioration in real estate values in the Company's market area, the Company experienced an increase in OREO activity in 2008 and wrote down the value of several OREO properties to their approximate market values. Total OREO increased by $404,000 in 2008 compared to an increase of $138,000 in 2007.

        Other operating expenses increased slightly by $57,000 or 1 percent in 2008 to $5,384,000 from $5,327,000 in 2007. Other operating expense decreased by $110,000 or 2 percent in 2007 compared to the same period in 2006.

Income Taxes

        Income tax expense decreased by $777,000 or 95 percent to $40,000 for the year ended December 31, 2008 compared to $816,000 in 2007. The effective tax rate as a percentage of pretax income was 4 percent in 2008, 22 percent in 2007, and 20 percent in 2006. The statutory federal rate was 34 percent during 2008, 2007 and 2006. The decease in the effective tax rate in 2008 is primarily due to the increase of deferred tax benefits which increased by $1,106,000 to $1,130,000 compared to $25,000 last year. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, notes thereon, and independent auditors report are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Controls

        There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009, under the headings "Election of Directors," "Executive Officers," "Beneficial Ownership of Common Stock," "Information About the Board and its Committees" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and are incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 under the heading "Executive Compensation" and are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 under the heading "Beneficial Ownership of Common Stock" and are incorporated herein by reference.

        The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2008.

	Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	109,503 shares	$11.44	215,107 shares
Equity compensation plans not approved by security holders	17,500 shares	$9.88	None
Total	127,003 shares	$11.23	215,107 shares

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 under the heading, "Certain Transactions" and "Director Independence" and are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to the Company's independent accountants is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2009 under the heading "Accounting Matters" and are incorporated herein by reference.

Citizens Bancshares Corporation
and Subsidiary

Consolidated Financial Statements as of
December 31, 2008 and 2007 and for Each of the
Three Years in the Period Ended December 31, 2008

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007, and 2006	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006	F-6-F-7
Notes to Consolidated Financial Statements	F-8-F-38

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Citizens Bancshares Corporation and its subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years in the three year period then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assessment about the effectiveness of Citizens Bancshares Corporation and its subsidiary's internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control over Financial Reporting, accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Columbia, South Carolina
March 27, 2009

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Cash and due from banks, including reserve requirements of $300,000 at December 31, 2008 and 2007, respectively	$6,869,917	$8,187,833
Interest-bearing deposits with banks	9,275,933	521,586
Certificates of deposit	345,000	100,000
Investment securities available for sale, at fair value (amortized cost of $87,847,328 and $59,606,060 at December 31, 2008 and 2007, respectively)	87,960,590	59,677,477
Investment securities held to maturity, at cost (estimated fair value of $4,696,921 and $7,437,567 at December 31, 2008 and 2007, respectively)	4,583,310	7,373,981
Other investments	2,287,450	1,841,550
Loans receivable—net	210,305,509	235,363,511
Premises and equipment—net	7,536,703	7,791,706
Cash surrender value of life insurance	10,080,396	9,744,891
Foreclosed real estate—net	3,874,138	2,422,865
Other assets	4,976,480	5,358,263

	$348,095,426	$338,383,663

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Noninterest-bearing deposits	$54,785,845	$53,893,706
Interest-bearing deposits	227,126,917	225,705,481

Total deposits	281,912,762	279,599,187
Accrued expenses and other liabilities	3,572,301	4,367,222
Federal funds purchased	—	2,000,000
Notes payable	239,647	339,647
Advances from Federal Home Loan Bank	28,712,560	18,944,408

Total liabilities	314,437,270	305,250,464

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock—$1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230,065	2,230,065
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding	90,000	90,000
Additional paid-in capital	7,611,405	7,553,588
Retained earnings	25,465,012	25,071,250
Treasury stock at cost, 219,913 and` 227,517 shares at December 31, 2008 and 2007, respectively	(1,813,080)	(1,858,839)
Accumulated other comprehensive income, net of income taxes	74,754	47,135

Total stockholders' equity	33,658,156	33,133,199

	$348,095,426	$338,383,663

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
Interest income:
Loans, including fees	$15,877,899	$18,679,566	$18,050,725
Investment securities:
Taxable	3,158,524	2,496,921	2,482,652
Tax-exempt	738,335	808,750	889,140
Dividends	73,839	98,915	126,646
Interest-bearing deposits	132,742	307,512	66,295

Total interest income	19,981,339	22,391,664	21,615,458

Interest expense:
Deposits	6,144,341	7,360,882	5,710,991
Other borrowings	281,749	1,026,961	1,628,971

Total interest expense	6,426,090	8,387,843	7,339,962

Net interest income	13,555,249	14,003,821	14,275,496
Provision for loan losses	2,489,000	—	30,000

Net interest income after provision for loan losses	11,066,249	14,003,821	14,245,496

Noninterest income:
Service charges on deposits	4,246,533	3,399,147	3,341,830
Gains (losses) on sales of securities	42,532	(30,299)	153,647
Gains on sales of assets	26,053	47,277	1,899
Other operating income	1,052,905	1,391,356	1,366,716

Total noninterest income	5,368,023	4,807,481	4,864,092

Noninterest expense:
Salaries and employee benefits	7,013,296	7,250,732	7,528,768
Occupancy and equipment	2,390,647	2,382,168	2,344,595
Other real estate owned	583,654	179,301	40,881
Other operating expenses	5,383,959	5,326,796	5,436,750

Total noninterest expense	15,371,556	15,138,997	15,350,994

Income before income taxes	1,062,716	3,672,305	3,758,594
Income tax expense	39,564	816,385	755,705

Net income	$1,023,152	$2,855,920	$3,002,889

Net income per share—basic	$0.49	$1.37	$1.44

Net income per share—diluted	$0.49	$1.37	$1.44

Weighted average outstanding shares:
Basic	2,095,753	2,089,906	2,087,002
Diluted	2,095,753	2,089,906	2,087,002

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

			Nonvoting Common Stock
	Common Stock						Treasury Stock		Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Shares	Amount		Total
Balance—December 31, 2005	2,230,065	$2,230,065	90,000	$90,000	$7,439,431	$20,138,346	(231,313)	$(1,896,276)	$(787,177)	$27,214,389
Net income	—	—	—	—	—	3,002,889	—	—	—	3,002,889
Unrealized holding gains on investment securities available for sale—net of taxes of $181,786	—	—	—	—	—	—	—	—	350,899	350,899
Less reclassification adjustment for holding gains included in net income—net of taxes of $52,240	—	—	—	—	—	—	—	—	(101,407)	(101,407)

Comprehensive income	—	—	—	—	—	—	—	—	—	3,252,381

Purchase of treasury stock	—	—	—	—	6,074	—	(6,968)	(65,000)	—	(58,926)
Sale of treasury stock	—	—	—	—	1,254	—	3,839	45,860	—	47,114
Stock based compensation expense	—	—	—	—	50,480	—	—	—	—	50,480
Dividends declared—$0.17 per share	—	—	—	—	—	(355,732)	—	—	—	(355,732)

Balance—December 31, 2006	2,230,065	$2,230,065	90,000	$90,000	$7,497,239	$22,785,503	(234,442)	$(1,915,416)	$(537,685)	$30,149,706
Net income	—	—	—	—	—	2,855,920	—	—	—	2,855,920
Unrealized holding gains on investment securities available for sale—net of taxes of $290,969	—	—	—	—	—	—	—	—	564,823	564,823
Plus reclassification adjustment for holding losses included in net income—net of taxes of $10,302	—	—	—	—	—	— —	—	—	19,997	19,997

Comprehensive income	—	—	—	—	—	—	—	—	—	3,440,740

Cumulative effect of adoption of fair value option	—	—	—	—	—	(173,280)	—	—	—	(173,280)
Stock based compensation expense	—	—	—	—	53,132	—	—	—	—	53,132
Sale of treasury stock	—	—	—	—	3,217	—	6,925	56,577	—	59,794
Dividends declared—$0.19 per share	—	—	—	—	—	(396,893)	—	—	—	(396,893)

Balance—December 31, 2007	2,230,065	$2,230,065	90,000	$90,000	$7,553,588	$25,071,250	(227,517)	$(1,858,839)	$47,135	$33,133,199

Net income	—	—	—	—	—	1,023,152	—	—	—	1,023,152
Unrealized holding gains on investment securities available for sale—net of taxes of $28,689	—	—	—	—	—	—	—	—	55,690	55,690
Less reclassification adjustment for holding gains included in net income—net of taxes of $14,461	—	—	—	—	—	— —	—	—	(28,071)	(28,071)

Comprehensive income	—	—	—	—	—	—	—	—	—	1,050,771

Cumulative effect of adoption of EITF 06-4, net of taxes of $119,210	—	—	—	—	—	(231,409)	—	—	—	(231,409)
Stock based compensation expense	—	—	—	—	57,860	—	—	—	—	57,860
Purchase of treasury stock	—	—	—	—	—	—	(6,393)	(44,088)	—	(44,088)
Sale of treasury stock	—	—	—	—	(43)	—	13,997	89,847	—	89,804
Dividends declared—$0.19 per share	—	—	—	—	—	(397,981)	—	—	—	(397,981)

Balance—December 31, 2008	2,230,065	$2,230,065	90,000	$90,000	$7,611,405	$25,465,012	(219,913)	$(1,813,080)	$74,754	$33,658,156

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$1,023,152	$2,855,920	$3,002,889
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,489,000	—	30,000
Depreciation	802,833	775,608	658,480
Amortization and accretion—net	172,403	261,054	699,650
Provision (benefit) for deferred income taxes	(38,247)	(107,428)	(93,744)
Gains on sales and disposals of investments and property—net	(42,532)	(16,980)	(155,546)
Stock based compensation plan	57,860	53,132	50,480
Changes in assets and liabilities, net of acquisition:
Change in other assets	17,059	(318,027)	(710,627)
Change in accrued expenses and other liabilities	(1,026,330)	592,391	371,880

Net cash provided by operating activities	3,455,198	4,095,670	3,853,462

INVESTING ACTIVITIES:
Decrease (increase) in interest-bearing deposits with banks	(8,754,347)	4,066,962	(4,190,871)
Net change in certificates of deposit	(245,000)	—	—
Proceeds from the sales and maturities of securities available for sale	30,437,070	12,838,477	14,056,072
Proceed from the maturities of securities held to maturity	2,783,467	791,643	1,226,229
Purchases of securities available for sale	(58,734,948)	(1,439,103)	(18,316,467)
Purchase of other investments	(5,507,200)	(2,358,200)	(5,300,900)
Proceeds from sales of other investments	5,061,300	2,762,900	5,889,500
Net change in loans	19,653,640	(20,729,384)	(3,032,075)
Purchases of premises and equipment	(547,830)	(891,156)	(883,550)
Proceeds from sale of premises and equipment	—	178,931	7,570
Premiums (paid) and policies surrendered	—	(27,942)	84,070
Net proceeds from sale of foreclosed real estate	1,451,273	1,106,014	1,004,137

Net cash used in investing activities	(14,402,575)	(3,700,858)	(9,456,285)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
FINANCING ACTIVITIES:
Net change in deposits	$2,313,574	$10,578,841	$14,350,980
Increase (decrease) in Federal Funds Purchased	(2,000,000)	2,000,000	—
Principal payments on note payable	(100,000)	—	(100,000)
Retirement of junior subordinated debentures	—	(5,000,000)	—
Net increase (decrease) in Federal Home Loan Bank advances	9,768,152	(8,064,061)	(10,954,077)
Dividends paid	(397,981)	(396,893)	(355,732)
Net sale (purchase) of treasury stock	45,716	59,794	(11,812)

Net cash provided by (used in) financing activities	9,629,461	(822,319)	2,929,359

Net change in cash and cash equivalents	(1,317,916)	(427,507)	(2,673,464)
CASH AND CASH EQUIVALENTS
Beginning of year	8,187,833	8,615,340	11,288,804

End of year	$6,869,917	$8,187,833	$8,615,340

Supplemental disclosures of cash paid during the year for:
Interest	$6,978,506	$8,224,320	$7,175,847
Income taxes	1,108,000	751,522	960,000
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	2,902,546	3,356,212	569,819
Change in unrealized gain (loss) on investment securities available for sale—net of tax	27,619	584,820	249,492
Cumulative effect of adoption of fair value option	231,409	173,280	—

The accompanying notes are an integral part of these consolidated financial statements.

(Concluded)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—Citizens Bancshares Corporation and subsidiary (the "Company") is a holding company that provides a full range of commercial banking to individual and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers through seven full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand and amounts due from banks and federal funds sold. The Federal Reserve Bank (the "FRB") requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company's daily average balance with the FRB. This reserve requirement represents 3% of the Company's daily average demand deposit balance between $9.3 million and $43.9 million and 10% of the Company's daily average demand deposit balance above $43.9 million.

        Interest-bearing Deposits with Banks—Substantially all of the Company's interest-bearing deposits with banks represents funds maintained on deposit at the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company's liquidity and borrowing position at the FHLB. Funds can be withdrawn daily for this account and accordingly, the carrying amount of this account is at cost which is deemed to be a reasonable estimate of fair value.

        Other Investments—Other investments consist of Federal Home Loan Bank stock and Federal Reserve Bank stock which are restricted and have no readily determinable market value. These investments are carried at cost.

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2008, 2007, or 2006.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2008, 2007 or 2006.

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

        Management considers a loan to be impaired when, based on current information and events, there is a potential that all amounts due according to the contractual terms of the loan may not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The following table presents information about our intangible assets:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$2,836,345	$2,765,359	$2,836,345	$2,712,119

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2008	2007	2006
Aggregate amortization expense of core deposit intangibles	$53,240	$111,899	$405,192

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2009	53,240
2010	17,746

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model. Expected volatility is based on the historical volatility of the Company's stock, using daily price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. The expected dividend yield is based on recent dividend history. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

        The Company granted options of 31,000, 34,500 and 16,000 in 2008, 2007, and 2006, respectively. The fair values of these options granted during 2008, 2007, and 2006 were $54,000, $68,000 and $38,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Expected stock price volatility	36.36%	29.45%	31.79%
Expected dividend yield	1.97	1.74	1.48
Risk-free interest rate (weighted average)	3.93	4.66	5.14
Expected life of options	6 years	6 years	6 years

        New Industry Developments—On October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the United States Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions were automatically covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period was available to insured financial institutions at a cost based on a tiered structure by maturity date for the senior unsecured debt, and 10 basis points per annum for the non-interest bearing deposits. After this initial 30-day period, institutions continued to be covered under the Temporary Liquidity Guarantee Program unless they informed the FDIC that they have decided to opt out of the program. Upon formal resolution by the Board of Directors, the Company opted in and is participating in the Temporary Liquidity Guarantee Program.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recently Issued Accounting Standards—In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        Also, in December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company's financial position, results of operations or cash flows.

        Lastly, in 2007, the FASB's Emerging Issues Task Force ("EITF") issued EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", which requires an employer to recognize a liability for the postretirement death benefits provided under endorsement split-dollar life insurance arrangements. An endorsement split-dollar life insurance arrangement is where the employer owns a life insurance policy that covers the life of an employee and, pursuant to a separate agreement, endorses a portion of the policy's death benefits to the insured employee's beneficiary. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has entered into Supplemental Death Benefit Agreements with certain executive officers pursuant to which the Company has agreed to pay a portion of the death benefit to the executives' beneficiaries upon their death. As a result of the adoption of EITF 06-4, the Company recognized a cumulative effect adjustment to retained earnings of $231,000.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions," ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company's financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities, thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company's financial position, results of operations or cash flows.

        In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company's financial position, results of operations or cash flows.

        The FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the Company's financial position, results of operations or cash flows.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company's financial position, results of operations, earnings per share or cash flows.

        FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161," ("FSP SFAS 133-1 and FIN 45-4") was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

        The Staff Position also amends FASB Interpretation No. ("FIN") 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

        The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

        FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company's financial position, results of operations or cash flows.

        The SEC's Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The Press Release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

        On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the 2008 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2. INVESTMENT SECURITIES

        Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008:
State, county, and municipal securities	$21,207,126	$313,022	$155,161	$21,364,987
Mortgage-backed securities	66,640,202	701,802	746,401	66,595,603

Totals	$87,847,328	$1,014,824	$901,562	$87,960,590

At December 31, 2007:
Government-sponsored enterprises securities	$6,944,976	$24,130	$5,233	$6,963,873
State, county, and municipal securities	13,919,410	111,801	43,054	13,988,157
Mortgage-backed securities	38,741,674	213,670	229,897	38,725,447

Totals	$59,606,060	$349,601	$278,184	$59,677,477

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

2. INVESTMENT SECURITIES (Continued)

        Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008:
State, county, and municipal securities	$4,002,790	$117,604	$10,878	$4,109,516
Mortgage-backed securities	580,520	6,885	—	587,405

Totals	$4,583,310	$124,489	$10,878	$4,696,921

At December 31, 2007:
Government-sponsored enterprises securities	$2,384,615	$377	$3,966	$2,381,026
State, county, and municipal securities	4,255,795	81,954	—	4,337,749
Mortgage-backed securities	733,571	49	14,828	718,792

Totals	$7,373,981	$82,380	$18,794	$7,437,567

        The amortized costs and fair values of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,586	$2,594	$—	$—
Due after one year through five years	992,372	1,000,396	5,400,582	5,507,376
Due after five years through ten years	3,588,352	3,693,931	13,031,911	13,215,661
Due after ten years	—	—	69,414,835	69,237,553

	$4,583,310	$4,696,921	$87,847,328	$87,960,590

        Gross realized gains on securities were $96,267, $2,578, and $154,847 in 2008, 2007, and 2006, respectively. Gross realized losses on securities were $53,735, $32,877 and $1,200 in 2008, 2007, and 2006, respectively.

        Investment securities with carrying values of approximately $88,964,000, $56,329,000 and $58,719,000 at December 31, 2008, 2007, and 2006, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

2. INVESTMENT SECURITIES (Continued)

        Those investment securities held to maturity and available for sale which have an unrealized loss position at December 31, 2008 and 2007 are detailed below:

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securites	$17,022,585	$(719,016)	$1,337,111	$(27,385)	$18,359,696	$(746,401)
Municipal securities	4,016,033	(155,161)	—	—	4,016,033	(155,161)

Total	$21,038,618	$(874,177)	$1,337,111	$(27,385)	$22,375,729	$(901,562)

Securties Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	$269,122	$(10,878)	$—	$—	$269,122	$(10,878)

Total	$269,122	$(10,878)	$—	$—	$269,122	$(10,878)

        Securities classified as available for sale are recorded at fair market value and held to maturity securities are recorded at amortized cost. At December 31, 2008 the Company has 5 individual investments that were in an unrealized loss position for more than 12 months. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans outstanding, by classification, are summarized as follows:

	December 31,
	2008	2007
Commercial, financial, and agricultural	$15,826,477	$9,317,218
Installment	10,581,978	12,232,440
Real estate—mortgage	164,822,039	182,120,221
Real estate—construction	21,526,282	32,452,957
Other	2,399,891	2,387,070

	215,156,667	238,509,906
Less: Net deferred loan fees	192,550	298,744
Allowance for loan losses	4,658,608	2,847,651

	$210,305,509	$235,363,511

        Concentrations—The Company's concentrations of credit risk are as follows:

  •
  A substantial portion of the Company's loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

  •
  The Company's loans to area churches were approximately $42.5 million and $47.6 million at December 31, 2008 and 2007, respectively, which are generally secured by real estate.

  •
  The Company's loans to area convenience stores were approximately $12.6 million and $13.4 million at December 31, 2008 and 2007, respectively. Loans to convenience stores are generally secured by real estate.

  •
  The Company's loans to area hotels were approximately $20.4 million and $20.3 million at December 31, 2008 and 2007, respectively, which are generally secured by real estate.

        Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$2,847,651	$3,108,590	$3,326,882
Provision for loan losses	2,489,000	—	30,000
Loans charged off	(792,085)	(532,606)	(528,624)
Recoveries on loans previously charged off	114,042	271,667	280,332

Balance—end of year	$4,658,608	$2,847,651	$3,108,590

        Nonaccrual loans amounted to $16,178,000 and $5,261,000 at December 31, 2008 and 2007, respectively. There are no loans greater than 90 days past due and still accruing interest at December 31, 2008 and 2007.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        At December 31, 2008 and 2007, the recorded investment in loans considered to be impaired was $22,489,000 and $11,767,000, respectively. The related allowance for loan losses for these loans was $2,504,000 and $2,180,000 at December 31, 2008 and 2007, respectively. The average investment in impaired loans during 2008 and 2007 was approximately $17,128,000 and $9,560,000, respectively. Interest income recognized on impaired loans was approximately $1,168,000, $1,021,000, and $1,080,000 in 2008, 2007, and 2006, respectively. Interest income recognized on a cash basis was approximately $336,000, $209,000, and $205,000 in 2008, 2007, and 2006, respectively.

4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2008	2007
Land	$1,840,250	$1,840,250
Buildings and improvements	7,073,468	6,968,857
Furniture and equipment	7,624,394	7,181,175

	16,538,112	15,990,282
Less accumulated depreciation	9,001,409	8,198,576

	$7,536,703	$7,791,706

5. DEPOSITS

        The following is a summary of interest-bearing deposits:

	December 31,
	2008	2007
Demand deposit and money market accounts	$72,429,456	$68,728,126
Savings accounts	32,220,527	33,136,398
Time deposits of $100,000 or more	76,072,101	61,210,358
Other time deposits	46,404,833	62,630,599

	$227,126,917	$225,705,481

        At December 31, 2008, maturities of time deposits are approximately as follows:

2009	$110,786,668
2010	2,257,572
2011	6,450,107
2012	25,587
2013 and thereafter	2,957,000

$122,476,934

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

6. OTHER BORROWINGS

        Federal Funds Purchased—Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. At December 31, 2007 the Company had $2,000,000 outstanding at an interest rate of 3.65%. There was no amount outstanding at December 31, 2008.

        Notes Payable—At December 31, 2008 and 2007, the unsecured note payable had an outstanding principal balance of $239,647 and $339,647, respectively. The note bore interest at a rate of 2.75% at December 31, 2008 and 6.75% at December 31, 2007 (50 basis points below the lender's prime rate) and is payable quarterly. The principal balance is due in full on June 30, 2009.

        Federal Home Loan Bank Advances—At December 31, 2008 and 2007, the Company has variable rate advances of approximately $28.4 million and $18.6 million outstanding with a weighted average interest rate of 0.46% and 4.40%, respectively. The variable rate advances outstanding fluctuates daily depending on the liquidity needs of the Company. In August 2006, the Company received an AHP Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2008 had a remaining balance of $362,560. All of these advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages and commercial real estate loans. As of December 31, 2008 and 2007, total loans pledged as collateral was $46,273,000 and $55,000,000, respectively.

        As of December 31, 2008 and 2007, maturities of the Company's Federal Home Loan Bank Advances are approximately as follows:

		December 31,
Maturity	Rate	2008	2007
July-09	Variable (0.46% at December 31, 2008)	$28,350,000	$18,565,000
August-26(1)	N/A	362,560	379,408

		$28,712,560	$18,944,408

    (1)
    Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

        At December 31, 2008, the Company had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $6 million (which may be canceled at the lenders' option). These lines of credit are generally available on a one-to-fourteen day basis for funding short-term liquidity needs. In addition, the Company had a $70 million line of credit at the FHLB of which $28.7 million is outstanding as an advance and $20 million is used as a Letter of Credit to secure public deposits. The Company also had $7 million of borrowing capacity at the Federal Discount Window.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

7. INCOME TAXES

        The components of income tax expense consist of:

	2008	2007	2006
Current tax expense	$1,169,578	$840,896	$665,620
Deferred tax (benefit) expense	(1,130,014)	(24,511)	90,085

	$39,564	$816,385	$755,705

        Income tax expense for the years ended December 31, 2008, 2007, and 2006 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2008	2007	2006
Income tax expense at statutory rate	$361,323	$1,248,584	$1,277,922
Tax-exempt interest income—net of disallowed interest expense	(227,184)	(258,878)	(279,016)
Nondeductible expenses	21,878	20,095	18,209
Cash surrender value of life insurance income	(114,072)	(120,119)	(129,290)
Other—net	(2,381)	(73,297)	(132,120)

Income tax expense	$39,564	$816,385	$755,705

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

7. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2008	2007
Deferred tax assets:
Net operating losses and credits	$290,167	$336,399
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,643,948	956,508
Nonaccrual loan interest	355,404	130,433
Postretirement benefit accrual, deferred compensation	709,955	621,082
Other real estate owned	286,130	81,923
Other	113,880	213,543

Gross deferred tax asset	3,399,484	2,339,888
Valuation allowance	(128,643)	(128,643)

Total deferred tax assets	3,270,841	2,211,245

Deferred tax liabilities:
Net unrealized loss on securities available for sale	38,510	24,282
Purchased loan discount	205,249	239,457
Premises and equipment	140,822	102,862
Other	148,432	222,602

Total deferred tax liabilities	533,013	589,203

Net deferred tax assets	$2,737,828	$1,622,042

        The Company has, at December 31, 2008, net operating loss carryforwards of approximately $3,249,000 for state income tax purposes, which expire in years 2009 through 2022. The Company also has certain state income tax credits of $245,000 at December 31, 2008 which expire in years 2009 through 2012. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $129,000 valuation allowance has been provided against state tax carryforwards totaling $3,249,000.

        The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

8. EMPLOYEE BENEFITS

        Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

8. EMPLOYEE BENEFITS (Continued)

December 31, 2008, 2007, and 2006, the Company recognized $94,000, $97,000, and $90,000, respectively, in expenses related to this plan.

        The Bank also has Postretirement Benefit Plans which provide retirement benefits to its key officers, Board members, certain former officers and former board members. The Bank also has a Life Insurance Endorsement Method Split Dollar Plan ("Split Dollar Life Insurance Plan") for the same participants which provide death benefits for their designated beneficiaries through an endorsement of a portion of the death benefit otherwise payable to the Bank. Under the Post Retirement Benefit and Split Dollar Life Insurance Plans ("The Plans"), the Board purchased life insurance contracts on certain participants. During 2008, the Bank discontinued participation in The Plans and converted the key officers and active board members into defined supplemental retirement benefit plans and key officers into a life insurance bonus plan. Certain other participants were paid-out with seven participants remaining in The Plans.

        The increase in cash surrender value of the contracts, less the Bank's premiums, constitutes the Bank's contribution to the plan each year. The Company recognized $336,000, 353,000 and $380,000 in 2008, 2007 and 2006, respectively, in income related to the insurance contacts. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2008 and 2007, the cash surrender value of these insurance contracts was $10,080,396 and $9,744,891, respectively.

        Defined Benefit Plans—During 2008, the Company converted the post retirement benefit plan for its key officers and active Board members into defined retirement benefit plans. The Company recognized $379,000, $300,000, and $307,000 in 2008, 2007 and 2006 respectively, in expenses related to all retirement benefit plans. Upon completion of the conversion, most key officers and active Board members participating in the Split Dollar Life Insurance Plan gave up their interest in the death benefit portion of the plan. In exchange for relinquishing the postretirement death benefit, the Company implemented a Life Insurance Bonus Plan ("The Bonus Plan") for most key officers to provide death benefits for their designated beneficiaries. Under the plan, the Bank purchased single premium cash value life insurance contracts on behalf of certain key officers. The Company pays the participating key officers an annual bonus, which is grossed-up for income tax purposes, to pay the annual premium on the insurance policies. In 2008, the Company incurred $111,000 in expenses related to the Bonus Plan.

9. COMMITMENTS AND CONTINGENCIES

        Credit Commitments and Commercial Letters—The Company, in the normal course of business, is a party to financial instruments with off-balance-sheet risk used to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

9. COMMITMENTS AND CONTINGENCIES (Continued)

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

	Approximate Contractual Amount
	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$40,175,000	$51,155,819
Commercial letters of credit	3,903,000	3,551,000

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

        Leases—As of December 31, 2008, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2009	$467,675
2010	476,904
2011	492,625
2012	507,714
2013	520,875
2014 and Thereafter	1,333,972

$3,799,765

        Rent expense in 2008, 2007, and 2006 was approximately $479,000, $516,000, and $425,000, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Legal—During 2007, legal fees were awarded in the amount of $200,000 related to a case brought to conclusion in 2006 in which a $100,000 judgment was levied against the Company. The Company has accrued for these losses in the respective year of the judgments and are reflected in the December 31, 2007 and 2006 Consolidated Financial Statements. On March 14, 2008, the Court of Appeals of Georgia reversed the trial court and granted the Company a new trial on the compensatory damages. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's Consolidated Financial Statements.

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

        A summary of the status of the Company's stock options as of December 31, 2008, 2007, and 2006, and changes during the years ended on those dates is presented below:

	2008				2007		2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	107,676	$10.80	7.08		73,176	$10.92	60,176	$10.92
Granted	31,000	8.50			34,500	10.50	16,000	11.45
Exercised	—	—			—	—	—	—
Expired/Terminated	(11,673)	11.65			—	—	(3,000)	13.41

Outstanding—end of year	127,003	$10.80	6.78	$—	107,676	$10.80	73,176	$10.92

Options exercisable at year-end	71,927	$10.63	4.92	$—	57,676	$10.63	52,299	$9.76

Shares available for grant	203,434				234,434		268,934

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

10. STOCK OPTIONS (Continued)

        The following table summarizes information about stock options outstanding under the Company's plan at December 31, 2008:

	Shares	Weighted Average Grant Day Fair Value
Non-vested—beginning of year	50,000	$3.61
Granted	31,000	$2.89
Vested	(17,776)	$4.44
Expired/Terminated	(8,148)	$3.71

Non-vested—at year-end	55,076	$3.17

        The total fair value of options vested during 2008, 2007 and 2006 was $67,000, $56,000 and $40,000 respectively. As of December 31, 2008 there was $79,000 of total unrecognized stock-based compensation expense related to the 1999 Stock Incentive Plan. The cost will be recognized over a weighted average period of 1.51 years. Total compensation cost recognized during 2008, 2007 and 2006 was $58,000, 53,000, and $50,000 respectively.

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Continued)

numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2008, 2007, 2006.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2008
Basic earnings per share	$1,023,152	2,095,753	$0.49
Effect of dilutive securities: option to purchase common shares	—	—	—

Diluted earnings per share	$1,023,152	2,095,753	$0.49

Year ended December 31, 2007
Basic earnings per share	$2,855,920	2,089,906	$1.37
Effect of dilutive securities: option to purchase common shares	—	—	—

Diluted earnings per share	$2,855,920	2,089,906	$1.37

Year ended December 31, 2006
Basic earnings per share	$3,002,889	2,087,002	$1.44
Effect of dilutive securities: option to purchase common shares	—	—	—

Diluted earnings per share	$3,002,889	2,087,002	$1.44

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under SFAS 159 as well as certain assets and liabilities in which fair value is the primary basis of accounting. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS 157 and FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active," when applicable.

        In accordance with SFAS 157, the Company applied the following fair value hierarchy:

        Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury and other highly liquid investments are actively traded in over-the-counter markets.

        Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, certain derivative contracts and impaired loans.

        Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

        FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.

	Fair Value Measurements at December 31, 2008
	Assets/Liabilities Measured at Fair Value December 31, 2008	Quoted Prices In Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current- Period Earnings
Assets
Securities available for sale	$87,960,590	$—	$87,960,590	$—	$—
Liabilities
FHLB Advances	28,712,560	—	28,712,560	—	—

	Fair Value Measurements at December 31, 2007
	Assets/Liabilities Measured at Fair Value December 31, 2007	Quoted Prices In Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current- Period Earnings
Assets
Securities available for sale	$59,677,477	$—	$59,677,477	$—	$—
Liabilities
FHLB Advances	18,944,408	—	18,944,408	—	99,546

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        On July 2, 2007, the Company retired its $10 million FHLB advance with a fixed rate of 5.82% and realized non-interest income of $99,546 as part of a continual effort to manage the interest rate sensitivity of its assets and liabilities. The FHLB Advances outstanding at December 31, 2008 and 2007 is a Daily Rate Credit advance which is priced daily off of the Fed Funds rates.

        The Company is predominantly an asset based lender with real estate serving as collateral on a majority of its loans. The fair value of collateral dependent loans is based on the fair value of the collateral securing these loans. Substantially all impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. These measurements are classified as Level 2 within the valuation hierarchy. The aggregate carrying amount of impaired loans at December 31, 2008 was $22,489,000. Impaired loans are considered to be a nonrecurring item under SFAS 157.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$6,870	$6,870	$8,188	$8,188
Interest-bearing deposits with banks	9,276	9,276	522	522
Cetificates of deposit	345	345	100	100
Investment securities	92,544	92,658	67,051	67,115
Other investments	2,287	2,287	1,842	1,842
Loans—net	210,306	212,756	235,364	231,722
Cash surrender value of life insurance	10,080	10,080	9,745	9,745
Financial liabilities:
Deposits	281,913	279,323	279,599	267,932
Notes payable	240	240	340	340
Advances from Federal Home Loan Bank	28,713	28,713	18,944	18,944

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Notional amount	Estimated fair value	Notional amount	Estimated fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$40,175	—	$51,156	—
Commercial letters of credit	3,903	—	3,551	—

13. STOCKHOLDERS' EQUITY

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 2008, the most recent notification from the various regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

13. STOCKHOLDERS' EQUITY (Continued)

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk weighted assets):
Consolidated	$36,253	15%	$19,921	8%	N/A	N/A
Bank	35,951	14%	19,901	8%	$24,876	10%
Tier I capital (to risk weighted assets):
Consolidated	33,147	13%	9,961	4%	N/A	N/A
Bank	32,850	13%	9,950	4%	14,926	6%
Tier I capital (to average assets):
Consolidated	33,147	10%	13,404	4%	N/A	N/A
Bank	32,850	10%	13,392	4%	16,740	5%
As of December 31, 2007
Total capital (to risk weighted assets):
Consolidated	$35,444	14%	$20,759	8%	N/A	N/A
Bank	35,198	14%	20,737	8%	$25,921	10%
Tier I capital (to risk weighted assets):
Consolidated	32,597	13%	10,379	4%	N/A	N/A
Bank	32,351	12%	10,369	4%	15,553	6%
Tier I capital (to average assets):
Consolidated	32,597	10%	13,503	4%	N/A	N/A
Bank	32,351	10%	13,491	4%	16,864	5%

        Dividend Limitation—The amount of dividends paid by the Bank to the Company is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance requires prior approval for a bank to pay dividends in excess of 50% of its prior year's earnings. The amount of dividends available from the Bank without prior approval from the regulators for payment in 2008 is approximately $603,000.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

14. RELATED-PARTY TRANSACTIONS

        Certain of the Company's directors, officers, principal stockholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2008. Some of the Company's directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2008.

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

        The following table summarizes the activity in these loans during 2008 and 2007:

	Years Ended December 31,
	2008	2007
Balance at beginning of year	$5,239,928	$4,965,292
New loans	1,603,314	1,634,659
Repayments	(1,841,657)	(1,360,023)

Balance—end of year	$5,001,585	$5,239,928

        Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $9,160,763 and $3,732,000 at December 31, 2008 and 2007, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

        Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2008	2007	2006
Professional services—legal	$396,779	$410,469	$294,191
Professional services—other	745,391	643,244	530,634
Stationery and supplies	182,314	164,408	172,123
Advertising	326,763	335,450	534,396
Data processing	608,122	619,003	667,401
ATM Charges	427,665	443,669	432,168
Postage	232,727	199,885	245,858
Telephone	343,689	352,017	364,492
Amortization of core deposit intangible	53,240	111,899	405,192
Security and protection expense	356,558	293,739	310,335
Other benefit expenses	379,187	299,506	307,034
Other losses	100,811	363,370	157,401
Other miscellaneous expenses	1,230,713	1,090,137	1,015,525

	$5,383,959	$5,326,796	$5,436,750

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2008	December 31, 2007
Balance Sheets
Assets:
Cash	$230,004	$380,197
Investment in Bank	33,360,719	32,887,423
Other assets	334,695	242,716

	$33,925,418	$33,510,336

Liabilities and stockholders' equity:
Note payable	$239,647	$339,647
Other liabilities	27,615	37,490

Total liabilities	267,262	377,137
Stockholders' equity	33,658,156	33,133,199

	$33,925,418	$33,510,336

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	For the Years Ended December 31,
	2008	2007	2006
Statements of Income and Comprehensive Income
Dividends from subsidiaries	$529,686	$5,992,821	$797,528
Other revenue	36	3,690	72

Total revenue	529,722	5,996,511	797,600

Interest expense	14,074	250,757	461,590
Other expense	261,560	261,981	232,423

Total expenses	275,634	512,738	694,013

Income before income tax benefit and equity in undistributed earnings of the subsidiaries	254,088	5,483,773	103,587
Income tax benefit	91,978	156,798	235,403

Income before equity in undistributed earnings of the subsidiaries	346,066	5,640,571	338,990
Equity in undistributed earnings (losses) of the subsidiaries	677,086	(2,784,651)	2,663,899

Net income	1,023,152	2,855,920	3,002,889
Change in other comprehensive income (loss)	27,619	584,820	249,492

Comprehensive income	$1,050,771	$3,440,740	$3,252,381

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	Years Ended December 31,
	2008	2007	2006
Statements of Cash Flows
Cash flows from operating activities—
Net income	$1,023,152	$2,855,920	$3,002,889
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(677,086)	2,784,651	(2,663,899)
Stock based compensation plan	57,860	53,132	50,480
Change in other assets	(91,979)	(15,798)	(15,402)
Change in other liabilities	(9,875)	16,268	(26,423)

Net cash provided by operating activities	302,072	5,694,173	347,645

Cash flows from financing activities:
Payment on note payable	(100,000)	—	(100,000)
Retirement of junior subordinated debentures	—	(5,000,000)	—
Dividends paid	(397,981)	(396,893)	(355,732)
Sale (purchase) of treasury stock	45,716	59,794	(11,812)

Net cash used in financing activities	(452,265)	(5,337,099)	(467,544)

Net change in cash	(150,193)	357,074	(119,899)
Cash:
Beginning of year	380,197	23,123	143,022

End of year	$230,004	$380,197	$23,123

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14,074	$250,757	$461,590
Income taxes	$1,108,000	$751,522	$960,000
Noncash investing activity—
Change in Bank's unrealized gain (loss) on investment securities available for sale— net of tax	$27,619	$584,820	$249,492

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents the Company's quarterly financial data for the years ended December 31, 2008 and 2007 (amounts in thousands, except per share amounts):

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
Interest Income	$5,310	$5,114	$4,781	$4,776
Interest expense	1,911	1,774	1,537	1,204

Net Interest income	3,399	3,340	3,244	3,572
Provision for loans loss	105	1,004	130	1,250
Non-interest income	1,331	1,298	1,469	1,270
Non-interest expense	3,659	4,022	3,753	3,937

Income (loss) before income taxes	966	(388)	830	(345)
Income tax expense (benefit)	253	(224)	212	(201)

Net income (loss)	$713	$(164)	$618	$(144)

Basic net income (loss) per common and common equivalent share outstanding	$0.34	$(0.08)	$0.29	$(0.06)

Diluted net income (loss) per common and common equivalent share outstanding	$0.34	$(0.08)	$0.29	$(0.06)

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
Interest Income	$5,425	$5,524	$5,702	$5,741
Interest expense	2,066	2,094	2,146	2,082

Net Interest income	3,359	3,430	3,556	3,659
Provision for loans loss	—	—	—	—
Non-interest income	1,029	1,217	1,110	1,451
Non-interest expense	3,748	3,809	3,824	3,758

Income before income taxes	640	838	842	1,352
Income tax expense	105	168	174	369

Net income	$535	$670	$668	$983

Basic net income per common and common equivalent share outstanding	$0.26	$0.32	$0.32	$0.47

Diluted net income per common and common equivalent share outstanding	$0.26	$0.32	$0.32	$0.47

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2008

18. SUBSEQUENT EVENTS

        Troubled Asset Relief Program—On March 6, 2009, as part of the U.S. Department of the Treasury (the "Treasury") Troubled Asset Relief Program ("TARP") Capital Purchase Program, the Company entered into a Letter Agreement and a Securities Purchase Agreement with the Treasury, pursuant to which the Company agreed to issue and sell, and the Treasury agreed to purchase 7,462 shares (the "Preferred Shares") of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000, for an aggregate purchase price of $7,462,000 in cash.

        This transaction closed on March 6, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Preferred Shares qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Company may, subject to consultation with the Federal Reserve Bank of Atlanta, redeem the Preferred Shares at any time for its aggregate liquidation amount plus any accrued and unpaid dividends without first raising additional capital in an equity offering.

        Acquisition    On March 27, 2009, the Company's subsidiary, Citizens Trust Bank ("Citizens"), acquired the Lithonia branch (the "Branch") of The Peoples Bank, a Georgia state bank ("Peoples"). Citizens acquired the in-market deposits of the Branch which totaled over $50 million. Under the Agreement, Citizens also acquired the branch office and related real estate and certain personal property at the Branch. Citizens paid a premium of $3.3 million in cash based upon the amount of the deposits assumed at the closing of the transaction.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The list of all financial statements is included at Item 8.
(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.
(a)(3)	Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Amendment to the Articles of Incorporation.(2)
3.3	Bylaws.(3)
4.1	Instruments Defining the Rights of Security Holders.(4)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and Citizens Bancshares Corporation.(5)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(5)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(5)
10.5	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(6)
10.6	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(6)
10.7*	Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation(7)
10.8*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation(7)
10.9*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation(7)
10.10*	Change in Control Agreement by and between Robert E. Nesbitt and Citizens Bancshares Corporation(7)
10.11*	Form of Director Supplemental Executive Retirement Plan(8)
10.12*	Senior Officer Supplemental Executive Retirement Plan(9)
10.13*	Supplemental Executive Retirement Plan Joinder Agreement for James S. Young(10)
10.14*	Supplemental Executive Retirement Plan Joinder Agreement for Cynthia N. Day(11)
10.15*	Supplemental Executive Retirement Plan Joinder Agreement for Samuel J. Cox(12)
10.16*	Supplemental Executive Retirement Plan Joinder Agreement for Robert E. Nesbit(13)
10.17*	Supplemental Executive Retirement Plan Joinder Agreement for Kevin Wilson(14)
10.18*	First Amendment to Employment Agreement by and between James E. Young and Citizens Bancshares Corporation.

Exhibit Number	Exhibit
10.19*	First Amendment to Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation.
10.20*	First Amendment to Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation.
10.21*	First Amendment to Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation.
10.22*	First Amendment to Change in Control Agreement by and between Robert E. Nesbitt and Citizens Bancshares Corporation.
10.23
Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.(15)
10.24	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, regarding the American Recovery and Reinvestment Act of 2009.(16)
10.25	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, pursuant to Section 113(d)(3) of the Emergency Economic Stabilization Act of 2008.(17)
10.26	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury.(18)
10.27	Form of Waiver.(19)
21.1	List of subsidiaries.(20)
23.1	Consent of Elliott Davis, LLC.
24.1	Power of Attorney (appears on the signature page of this Annual Report on Form 10-K)
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

    *
    Compensatory plan or arrangement.

    (1)
    Incorporated by reference to exhibit of same number in the Company's Form 10-QSB for the quarter ending September 30, 2001.

    (2)
    Incorporated by reference to Exhibits 3.1 and 3.2 of the Company's Form 8-K dated March 6, 2009.

    (3)
    Incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form 10, File No. 0-14535.

    (4)
    See the Articles of Incorporation of the Company at Exhibit 3.1 and 3.2 hereto and the Bylaws of the Company at Exhibit 3.3 hereto.

    (5)
    Incorporated by reference to exhibit of same number in the Company's 2000 Form 10-KSB.

    (6)
    Incorporated by reference to exhibit of same number in the Company's Registration Statement on Form S-3, File No. 333-91003.

    (7)
    Incorporated by reference to exhibit of same number in the Company's Form 10-K for the year ended December 31, 2005.

    (8)
    Incorporated by reference to exhibit of same number in the Company's Form 10-K for the year ended December 31, 2007.

    (9)
    Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated August 7, 2008.

    (10)
    Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated August 7, 2008.

    (11)
    Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated August 7, 2008.

    (12)
    Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated August 7, 2008.

    (13)
    Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated August 7, 2008.

    (14)
    Incorporated by reference to Exhibit 10.6 of the Company's Form 8-K dated August 7, 2008.

    (15)
    Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 6, 2009.

    (16)
    Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated March 6, 2009.

    (17)
    Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated March 6, 2009.

    (18)
    Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated March 6, 2009.

    (19)
    Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated March 6, 2009.

    (20)
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
Date: March 31, 2009

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

Signature	Title	Date

/s/ RAY ROBINSON Ray Robinson	Chairman of the Board	March 31, 2009
/s/ ROBERT L. BROWN Robert L. Brown	Director	March 31, 2009
/s/ STEPHEN ELMORE Stephen Elmore	Director	March 31, 2009
/s/ C. DAVID MOODY C. David Moody	Director	March 31, 2009

Signature	Title	Date

/s/ MERCY P. OWENS Mercy P. Owens	Director	March 31, 2009
/s/ DONALD RATAJCZAK Donald Ratajczak	Director	March 31, 2009
/s/ H. JEROME RUSSELL H. Jerome Russell	Director	March 31, 2009
/s/ JAMES E. WILLIAMS James E. Williams	Director	March 31, 2009
/s/ JAMES E. YOUNG James E. Young	Director, President and Chief Executive Officer*	March 31, 2009
/s/ CYNTHIA N. DAY Cynthia N. Day	Senior Executive Vice President and Chief Operating Officer**	March 31, 2009
/s/ SAMUEL J. COX Samuel J. Cox	Senior Vice President and Chief Financial Officer***	March 31, 2009

*
Principal executive officer

**
Principal operating officer

***
Principal accounting and financial officer

QuickLinks

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
The Company
The Bank
Supervision and Regulation
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
TABLE OF CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2008 AND 2007
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES