Form 10-Q
period 2009-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2009-05-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No:  0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia
(State or other jurisdiction of	58 - 1631302
incorporation or organization)	(IRS Employer Identification No.)

175 John Wesley Dobbs Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (678) 406 - 4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,012,534 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value and 7,462 shares of Preferred Stock, Series A, no par value were outstanding on May 11, 2009.

PART 1.             FINANCIAL INFORMATION

ITEM 1.             Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In thousands, except share data)

	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$7,238	$6,870
Interest-bearing deposits with banks	56,174	9,276
Certificates of deposit	396	345
Investment securities available for sale, at fair value	92,059	87,961
Investment securities held to maturity, at cost	4,532	4,583
Other investments	2,282	2,287
Loans receivable, net	208,626	210,306
Premises and equipment, net	8,254	7,537
Cash surrender value of life insurance	10,166	10,080
Foreclosed real estate	4,605	3,874
Other assets	9,760	4,976
Total assets	$404,092	$348,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$65,798	$54,786
Interest-bearing deposits	265,235	227,127
Total deposits	331,033	281,913

Accrued expenses and other liabilities	4,256	3,571
Federal funds purchased	—	—
Notes payable	240	240
Advances from Federal Home Loan Bank	27,108	28,713
Total liabilities	362,637	314,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series A , 7,462 shares issued and outstanding	7,462	—
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,626	7,611
Retained earnings	25,350	25,465
Treasury stock at cost, 218,058 shares at March 31, 2009 and 219,913 at December 31, 2008	(1,809)	(1,813)
Accumulated other comprehensive income (loss), net of income taxes	506	75
Total stockholders’ equity	41,455	33,658
	$404,092	$348,095

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$3,523	$4,377
Investment securities:
Taxable	850	673
Tax-exempt	254	177
Interest-bearing deposits	5	54
Total interest income	4,632	5,281

Interest expense:
Deposits	941	1,761
Other borrowings	40	150
Total interest expense	981	1,911
Net interest income	3,651	3,370
Provision for loan losses	438	105
Net interest income after provision for loan losses	3,213	3,265

Noninterest income:
Service charges on deposits	957	976
Gain on sales of securities	23	27
Loss on sales of assets	(2)	—
Other operating income	327	328
Total noninterest income	1,305	1,331

Noninterest expense:
Salaries and employee benefits	1,836	1,845
Net occupancy and equipment	595	578
Other real estate owned	37	5
Other operating expenses	1,754	1,202
Total noninterest expense	4,222	3,630
Income before income taxes	296	966
Income tax expense	12	253
Net income	$284	$713
Preferred dividends accrued	27	—
Net income available to common stockholders	$257	$713
Net income per common share - basic	$0.12	$0.34
Net income per common share - diluted	$0.12	$0.34
Weighted average common outstanding shares - basic	2,101	2,093
Weighted average common outstanding shares - diluted	2,101	2,093
Dividends per common share	$0.19	$—

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited - In thousands, except parenthetical footnotes)

											Accumulated
					Nonvoting		Additional				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2007	—	$—	2,230	$2,230	90	$90	$7,554	$25,071	(227)	$(1,859)	$47	$33,133

Net income	—	—	—	—	—	—	—	713	—	—	—	713
Unrealized holding gains on investment securities available for sale—net of taxes of $117,026	—	—	—	—	—	—	—	—	—	—	227	227
Less reclassification adjustment for holding losses included in net income—net of taxes of $9,288	—	—	—	—	—	—	—	—	—	—	(18)	(18)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	922

Cumulative effect of adoption of EITF 06-4, net of taxes	—	—	—	—	—	—	—	(192)	—	—	—	(192)
Stock based compensation expense	—	—	—	—	—	—	14	—	—	—	—	14
Purchase of treasury stock	—	—	—	—	—	—	—	—	(2)	(15)	—	(15)
Sale of Treasury stock	—	—	—	—	—	—	—	—	4	32	—	32
Balance—March 31, 2008	—	$—	2,230	$2,230	90	$90	$7,568	$25,592	(225)	$(1,842)	$256	$33,894

Balance—December 31, 2008	—	$—	2,230	$2,230	90	$90	$7,611	$25,465	(220)	$(1,813)	$75	$33,658

Net income	—	—	—	—	—	—	—	284	—	—	—	284
Unrealized holding gains on investment securities available for sale—net of taxes of $230,183	—	—	—	—	—	—	—	—	—	—	773	773
Less reclassification adjustment for holding gains included in net income—net of taxes of $7,967	—	—	—	—	—	—	—	—	—	—	(342)	(342)

Comprehensive income (loss)												715

Issuance of preferred stock	7,462	7,462	—	—	—	—	—	—	—	—	—	7,462
Stock based compensation expense	—	—	—	—	—	—	15	—	—	—	—	15
Sale of treasury stock	—	—	—	—	—	—	—	—	2	4	—	4
Dividends declared	—	—	—	—	—	—	—	(399)	—	—	—	(399)
Balance—March 31, 2009	7,462	$7,462	2,230	$2,230	90	$90	$7,626	$25,350	(218)	$(1,809)	$506	$41,455

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands)

	2009	2008
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$284	$713
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	438	105
Depreciation	190	200
Amortization and accretion, net	76	66
Provision for deferred income taxes (benefit)	(248)	(129)
Gains on sale of assets and investments	(21)	(27)
Stock based compensation expense	15	14
Change in other assets	(4,859)	(915)
Change in accrued expenses and other liabilities	685	(198)

Net cash used by operating activities	(3,440)	(171)

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	50	2,667
Proceeds from sales and maturities of investment securities available for sale	3,276	10,618
Purchases of investment securities available for sale	(6,735)	(28,583)
Net change in other investments	5	739
Net change in loans receivable	(245)	10,373
Net proceeds from the sale of foreclosed properties	731	—
Purchases of premises and equipment, net	(907)	(196)
Net change in interest bearing deposits with banks	(46,898)	(6,302)
Net change in certificates of deposit	(51)	—

Net cash used in investing activities	(50,774)	(10,684)

FINANCING ACTIVITIES:
Net change in deposits	49,120	33,906
Net change in Federal funds purchased	—	(2,000)
Net change in advances from Federal Home Loan Bank	(1,605)	(16,569)
Proceeds from issuance of preferred stock	7,462	—
Sale of treasury stock activity	4	17
Dividends paid	(399)	—

Net cash provided in financing activities	54,582	15,354

Net change in cash and cash equivalents	368	4,499

Cash and cash equivalents, beginning of period	6,870	8,188

Cash and cash equivalents at end of period	$7,238	$12,687

Supplemental disclosures of cash paid during the period for:
Interest	$994	$2,086

Income taxes	$415	$415

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$1,462	571

Change in unrealized gain on investment securities available for sale, net of taxes	$431	$209

Cumulative effect of change in accounting principle	$—	$192

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial and personal banking services to individual and corporate customers in metropolitan Atlanta and Columbus, Georgia, and in Birmingham and Eutaw, Alabama, through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through eight full-service financial centers in metropolitan Atlanta, Georgia, one full-service financial center in Columbus, Georgia, one full-service financial center in Birmingham, Alabama, and one full-service financial center in Eutaw, Alabama.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2009 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2009 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included. All adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has followed those policies in preparing this report. Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

Troubled Asset Relief Program

On March 6, 2009, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement and a Securities Purchase Agreement with the Treasury, pursuant to which the Company agreed to issue and sell, and the Treasury agreed to purchase 7,462 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000, for an aggregate purchase price of $7,462,000 in cash.

This transaction closed on March 6, 2009. The issuance and sale of these securities was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Preferred Shares qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Company may, subject to consultation with the Federal Reserve Bank of Atlanta, redeem the Preferred Shares at any time for its aggregate liquidation amount plus any accrued and unpaid dividends without first raising additional capital in an equity offering.

Acquisition

On March 27, 2009, the Company’s subsidiary, Citizens Trust Bank (“Citizens”), acquired the Lithonia branch (the “Branch”) of The Peoples Bank, a Georgia state bank (“Peoples”). Citizens acquired the in-market deposits of the Branch which totaled approximately $50 million. Under the Agreement, Citizens also acquired the branch office and related real estate and certain personal property at the Branch. The Company recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $3,303,000 and is amortizing the amount over 7 years.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under SFAS 159 as well as certain assets and liabilities in which fair value is the primary basis of accounting. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS 157 and FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” when applicable.

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, intangibles and highly-structured or long-term derivative contracts.

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. This disclosures should not be considered a surrogate of the liquidation value for those specific financial instruments, but rather a good-faith estimate of the increase or decrease in their value since purchase, origination, or issuance (in thousands).

	Fair Value Measurements at March 31, 2009
		Quoted
		Prices In
		Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale	$92,059	$—	$92,059	$—

Liabilities
FHLB Advances	27,108	—	27,108	—

Nonrecurring Basis:
Assets
Impaired loans	$26,568	$—	$26,568	$—
Foreclosed real estate	$4,605	$—	$4,605	$—
Goodwill	362	—	—	362
Core deposit intangibles	3,361	—	—	3,361

	Fair Value Measurements at December 31, 2008
		Quoted
		Prices In
		Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale	$87,961	$—	$87,961	$—

Liabilities
FHLB Advances	28,713	—	28,713	—

Nonrecurring Basis:
Assets
Impaired loans	$22,489	$—	$22,489	$—
Foreclosed real estate	$3,874	$—	$3,874	$—
Goodwill	362	—	—	362
Core deposit intangibles	71	—	—	71

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

The Federal Home Loan Bank (the “FHLB”) Advance balance outstanding at March 31, 2009 and 2008 consist of a Daily Rate Credit advance, which is priced daily off of the Fed Funds rates and an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives. At March 31, 2009, there were no changes in fair values that were included in current earnings.

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

The following table presents information about the Company’s intangible assets at (in thousands):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$315	$373	$302

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended March 31, 2009	For the 3 months ended March 31, 2008

Aggregate amortization expense of core deposit intangibles:	$13	$13

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2009	$407
2010	$490
2011	$472
2012	$472
2013	$472
2014 and thereafter	$1,062

4.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended March 31
	2009	2008
Net Income	$284	$713

Other comprehensive income (loss)	431	209

Comprehensive income	$715	$922

5.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income available to common and potential common shares per share has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income available to common and potential common shares per share for the three month period ended March 31, 2009 and 2008 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended March 31, 2009

Basic earnings per share available to common stockholders	$257	2,101	$0.12
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$257	2,101	$0.12

Three Months ended March 31, 2008

Basic earnings per share available to common stockholders	$713	2,093	$0.34
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$713	2,093	$0.34

RECLASSIFICATIONS

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Citizens Bancshares Corporation (the “Company”) is a holding company that provides a full range of commercial and personal banking services to individuals and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  The Bank is a member of the Federal Reserve System and operates under a state charter.  The Company serves its customers through 11 full-service financial centers in Georgia and Alabama.

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

The following discussion is of the Company’s financial condition as of March 31, 2009 and December 31, 2008, and the changes in the financial condition and results of operations for the three month periods ended March 31, 2009 and 2008.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2009 or 2008.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

Total assets at March 31, 2009 increased by 16% or $55,997,000 to $404,092,000 compared to $348,095,000 at December 31, 2008.  This increase is primarily due to a branch acquisition the completed on March 27, 2009.   The Company’s subsidiary, Citizens Trust Bank (“Citizens”), acquired approximately $50 million of in-market deposits of The Peoples Bank, a Georgia state bank.  Premises and equipment and other assets were both impacted by the branch acquisition, increasing by $717,000 and $4,784,000, respectively.  Citizens acquired the branch office and related real estate at a fair value of $750,000 and certain personal property at the Branch with a fair value of $64,000.  Citizens also recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $3,303,000.

The acquired deposits are temporarily invested in interest-bearing deposits with banks, which increased by $46,898,000 during the first quarter of 2009.  In the short-term, the Company plans to invest these deposits in qualified investments to increase interest income.  During the first quarter of 2009, investment securities and other investments increased by $4,042,000. In the long-term, the Company expects to utilize the majority of the deposits to fund prudent loan growth.

Loans receivable, the Company’s largest earning asset, decreased by $1,680,000 or less than 1% to $208,626,000 at March 31, 2009 compared to December 31, 2008.  In the first quarter of 2008, loans receivables decreased by $10,506,000 or 4%.  While the decline in loan volume appears to have slowed, the Company continues to be negatively impacted by the deterioration of economic conditions within the markets its serves. Real estate and other collateral values continue to decline. Many consumers are experiencing reduced levels of disposable incomes as a result of increased unemployment due to layoffs and plant closures. Also, commercial customers have seen an overall drop in business activity due to the recessionary affects of the economy. Due to the current slowdown in economic conditions, the Company’s loan officers are spending more time with their loan portfolios to spot deterioration and intervene timely to curtail significant losses.

Total liabilities at the end of the first quarter of 2009 were $362,637,000, increasing by $48,200,000 or 15% compared to December 31, 2008. Total deposits increased by $49,120,000 to $331,033,000, which was partially offset by a decrease in Advances from the Federal Home Loan Bank of $1,605,000 to $27,108,000.

The Company’s asset/liability management program, which monitors the Company’s interest rate sensitivity as well as volume and mix changes in earning assets and interest bearing liabilities, may impact the growth of the Company’s balance sheet as it seeks to maximize net interest income.

INVESTMENT SECURITIES

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy is to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position, while at the same time producing adequate levels of interest income.

The Company invests a portion of its assets in U.S. government sponsored agency securities, state, county and municipal securities, and mortgage backed bonds.  At March 31, 2009 and December 31, 2008, the Company’s investment securities portfolio represented approximately 24% and 27%, respectively, of total assets.  The decrease of the investment securities portfolio to total assets is due to the $56 million or 16% increase in total assets during the first quarter of 2009.

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$22,504	$457	$234	$22,727
Mortgage-backed securities	68,788	1,224	680	$69,332
Totals	$91,292	$1,681	$914	$92,059

At December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$21,207	$313	$155	$21,365
Mortgage-backed securities	66,640	702	746	66,596
Totals	$87,847	$1,015	$901	$87,961

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,002	$95	$20	$4,077
Mortgage-backed securities	530	6	—	536
Totals	$4,532	$101	$20	$4,613

At December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,003	$118	$11	$4,110
Mortgage-backed securities	580	7	—	587
Totals	$4,583	$125	$11	$4,697

Securities classified as available-for-sale are recorded at fair market value and held-to-maturity securities are recorded at amortized cost.  The Company evaluates its investment portfolio periodically to identify any impairment that is other than temporary.  At March 31, 2009, the Company had several debt securities that have been in an unrealized loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other than temporary.

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

Securities with carrying values of $46,407,000 and $88,964,000 at March 31, 2009 and December 31, 2008 were pledged to secure public deposits as required by law.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		March 31,	December 31,
		2009	2008

Commercial, financial, and agricultural		$13,724	$15,827
Installment		9,949	10,582
Real estate - mortgage		162,321	164,822
Real estate - construction		22,960	21,526
Other		4,843	2,400
	Loans receivable	213,797	215,157
Less:	Net deferred loan fees	241	192
	Allowance for loan losses	4,930	4,659

	Loans receivable, net	$208,626	$210,306

The classification Real estate — mortgage consists of home equity loans, mortgages on 1—4 family residential, multifamily residential, and nonfarm residential properties such as churches, hotels, and convenience stores.

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

The challenging financial and credit markets continued to experience difficulty in the first three months of 2009.  As the economic outlook appears to be stabilizing in the first quarter of 2009, the market continues to experience declines in real estate values and increases in delinquency levels which impact the levels of our nonperforming assets.  However, there was some improvement in the first quarter of 2009 as nonperforming assets decreased by $665,000 to $19,387,000 at March 31, 2009 from $20,052,000 at December 31, 2008.  At March 31, 2009, nonperforming assets represents 8.89% of loans, net of unearned income, and real estate acquired through foreclosure as compared to 9.16% at December 31, 2008.  Nonaccrual loans were $14,782,000 at March 31, 2009 compared to $16,178,000 at December 31, 2008. There were no loans greater than 90 days past due and still accruing interest at the end of the first quarter of 2009 or at December 31, 2008.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$14,782	$16,178
Past-due loans of 90 days or more	—	—
Nonperforming loans	14,782	16,178

Real estate acquired through foreclosure	4,605	3,874
Total nonperforming assets	$19,387	$20,052

Ratios:
Nonperforming loans to loans, net of unearned income and discount on loans	6.92%	7.53%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	8.89%	9.16%

Nonperforming assets to total assets	4.80%	5.76%

Allowance for loan losses to nonperforming loans	33.35%	28.80%

Allowance for loan losses to nonperforming assets	25.43%	23.23%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the first three months of 2009, based on the Company’s evaluation, a provision for loan losses of $438,000 was charged against operating earnings compared to $105,000 for the same period last year.  The increase in the provision for loan losses for 2009 relates to the continued deterioration of liquidity of the borrowers and the collateral value securing the loans due to current economic conditions.

The allowance for loan losses at March 31, 2009 was approximately $4,930,000, representing 2.31% of total loans, net of unearned income compared to approximately $4,659,000 at December 31, 2008,

which represented 2.17% of total loans, net of unearned income.  Approximately $2,932,000 of the allowance for loan losses was allocated to loans management considered impaired at March 31, 2009, compared to $2,504,000 at December 31, 2008.

At March 31, 2009, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta and Birmingham markets, including a concentration of loans to churches, convenience stores and hotels. The ultimate collectibility of a significant portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s outstanding church loans were approximately $42 million at March 31, 2009 and December 31, 2008.  Loans to churches are generally secured by real estate.

•                  The Company’s loans to area convenience stores were approximately $12 million and $13 million at March 31, 2009 and December 31, 2008, respectively.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels were approximately $20 million at March 31, 2009 and December 31, 2008.  Loans to hotels are generally secured by real estate.

Also, 1–4 family residential mortgage loans secured by first liens were approximately $41 million and $42 million at March 31, 2009 and December 31, 2008, respectively. The Company has no subprime mortgages in its portfolio and exited the mortgage origination business in the third quarter of 2007.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month periods ended March 31, 2009 and 2008 (amount in thousands, except financial ratios):

	2009	2008

Loans, net of unearned income	$213,556	$227,667

Average loans, net of unearned income and the allowance for loan losses	$209,365	$231,094

Allowance for loan losses at the beginning of period	$4,659	$2,848

Loans charged-off:
Commercial, financial, and agricultural	—	—
Real estate - loans	46	52
Installment loans to individuals	149	121
Total loans charged-off	195	173

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	2	11
Real estate - loans	4	8
Installment loans to individuals	22	10
Total loans recovered	28	29

Net loans charged-off	167	144

Additions to allowance for loan losses charged to operating expense	438	105

Allowance for loan losses at period end	$4,930	$2,809

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.08%	0.06%

Ratio of allowance for loan losses to loans, net of unearned income and discounts	2.31%	1.23%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits in the first quarter of 2009 increased 17% or $49 million to $331,033,000.  This increase is primarily due to the acquisition of a local branch which had approximately $50 million of in-market deposits.  Noninterest-bearing deposits increased by 20% or $11 million and interest-bearing deposits increased by 17% or $38 million when compared to December 31, 2008.

The Company is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) regardless of dollar amount through December 31, 2009. In addition, the Company participates in Certificate of Deposit Account Registry Services (CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments of up to $250 million.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2009	2008

NOW and money market accounts	$76,180	$72,429
Savings accounts	34,626	32,221
Time deposits of $100,000 or more	109,533	76,072
Other time deposits	44,896	46,405
	$265,235	$227,127

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

The Company had an unsecured note payable of approximately $240,000 at March 31, 2009 and December 31, 2008.  The note bears an interest rate of 2.75% at March 31, 2009 and December 31, 2008 (the lender’s prime rate minus 50 basis points).

The Bank had outstanding advances from the FHLB of $27,108,000 at March 31, 2009 compared to $28,713,000 at December 31, 2008.   The following advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans, multifamily mortgage loans, commercial real estate loans and investment securities (amounts in thousands).

Maturity	Callable	Type	March 31, 2009		December 31, 2008

July 2009	Daily	Variable	0.45%	$26,750	0.46%	$28,350
August 2026		(1)	—	358	—	363

Total Principal Outstanding				$27,108		$28,713

Weighted Average Rate at Period End			0.44%		0.45%

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

For the three month period ended March 31, 2009, net interest income increased by $281,000 to $3,651,000 compared to $3,370,000 reported for the same period last year.  Total interest income decreased by $649,000 or 12% compared to the same three month period in 2008 and was primarily due to an $854,000 decrease in interest income on loans as a result of lowered yields, volume and nonaccrual loans.  Total interest expense for the period decreased by $930,000 or 49% compared to the same three month period in 2008.  Interest expense on interest-bearing deposits decreased by $820,000 or 47%, as the Company was able to lower rates on some of its deposit products and increased its mix of noninterest-bearing deposits.  Also, interest expense on other borrowings decreased by $110,000 or 73% as a result of lower interest rates paid on the Company’s outstanding borrowings in 2009.  As a result, the Company’s net interest margin increased by 0.28% to 4.66%.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loans and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

During the three months period of 2009, the Company recognized a provision for loan losses of $438,000 compared to $105,000 for the same period in 2008.  Nonaccrual loans decreased $1,396,000 from December 31, 2008 due to increased collection efforts and the transfer of several loans to OREO.  The allowance for loan losses increased to $4,930,000 at March 31, 2009 compared to $4,659,000 at December 31, 2008.  At March 31, 2009, the allowance for loan losses was 33% of the nonperforming loans compared to 29% at December 31, 2008.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At March 31, 2009, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,305,000 for the three month period ended March 31, 2009, representing a decrease of $26,000 or 2% compared with the same period ended March 31, 2008. This decrease is primarily attributed to a reduction of service charges on deposit income of $19,000. Service charges on checking accounts decreased by $18,000 compared to the same three month period last year due to a decline in debit card revenues.

Net gains on the sales of securities and assets totaled $21,000 during the first three months of 2009. The Company realized gains in its investment portfolio of $23,000 and losses totaling $2,000 from the liquidation of foreclosed properties.  By comparison, the Company experienced a gain on the sale of securities of $27,000 for the same three month period last year. There were no sales of assets in the first quarter of 2008.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense increased by $592,000 to $4,222,000 or 16% in the first quarter of 2009 compared to the same period last year.

For the three month period ended March 31, 2009, salaries and employee benefits decreased by $9,000 and occupancy and equipment expenses increased by $17,000.  OREO related expenses for the three month period increased by $32,000 due to real estate taxes, repair cost and upkeep of the various real estate properties.

Other operating expenses increased by $552,000 compared to the same period last year.  In the first quarter of 2009, the Company expensed approximately $152,000 in legal and advisory services cost related to the acquisition of its Lithonia, Georgia branch.  The Company also incurred approximately $32,000 in marketing and training cost related to the acquisition.  A judgment in the amount of $64,000 was levied against the Company for lender liability in the first quarter of 2009.  This amount was expensed and paid during the quarter. Also, due to an increased FDIC deposit insurance assessment and the increase in deposits, the Company expensed approximately $111,000 in deposit insurance assessments through March 31, 2009 representing an increase of $102,000 compared to the same period in 2008.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2009.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2009.

	Cumulative amounts as of March 31, 2009
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$56,174	$—	$—	$—	$56,174
Certificates of deposit	246	150	—	—	396
Investments	—	—	6,433	90,158	96,591
Loans	57,026	37,519	84,876	34,376	213,797
Total interest-sensitive assets	$113,446	$37,669	$91,309	$124,534	$366,958

Interest-sensitive liabilities:
Deposits (a)	$157,563	$92,881	$11,865	$2,926	$265,235
Notes payable	—	240	—	—	240
Other borrowings	—	—	26,750	358	27,108
Total interest-sensitive liabilities	$157,563	$93,121	$38,615	$3,284	$292,583

Interest-sensitivity gap	$(44,117)	$(55,452)	$52,694	$121,250	$74,375

Cumulative interest-sensitivity gap to total interest-sensitive assets	(12.02)%	(27.13)%	(12.77)%	20.27%	20.27%

(a) Savings, Now, and money market deposits totaling  $110,806 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets.  On March 6, 2009, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program (the “CPP”) for an investment of $7,462,000. However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  The amount of dividends available from the Bank without prior approval from the regulators for payment in 2009 is approximately $603,000.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $7,797,000 for the three month period ended March 31, 2009.  This increase is primarily due to a $7,462,000 investment on March 6, 2009 by the U.S. Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program (the “CPP”). In exchange for this investment, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a $1,000 per share liquidation value.  Also, accumulated other comprehensive income, net of taxes increased by $431,000 to $506,000 during the first quarter of 2009.  This increase is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio. Partially offsetting these increases to stockholders’ equity, was a decrease of $115,000 to retained earnings as a result  of an increase in net income of $284,000 partially offset by a dividend of $0.19 per common share to stockholders totaling $399,000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16%, 14% and 11% at March 31, 2009 compared to 15%, 13% and 10% at December 31, 2008, respectively.  At March 31, 2009, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4T.           CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended March 31, 2009, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

ITEM 1A.   RISK FACTORS

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 6, 2009, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a $1,000 per share liquidation value to the U.S. Department of the Treasury (“Treasury”) in exchange for a $7.462 million investment from the Treasury under the TARP Capital Purchase Program (the “CPP”).

At a special meeting of shareholders held on March 2, 2009, the Company received shareholder approval to amend its Amended and Restated Articles of Incorporation to authorize the issuance of 10,000,000 shares of preferred stock. The authorized preferred stock allowed the Company to participate in the CPP.

The CPP is a voluntary program designed to assist financial institutions in increasing the flow of financing to U.S. businesses and consumers as a way of stimulating the U.S. economy.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held a Special Shareholders’ Meeting on Monday, March 2, 2009, at 10:00 a.m., at the Atlanta Life Financial Group, Herndon Plaza, 100 Auburn Avenue, N.E., Atlanta, Georgia.  The following present the matters voted on and the results of the shareholders vote at the Special Shareholders’ Meeting:

1.              To amend the Articles of Incorporation to approve a proposed amendment to the Company’s Amended and Restated Articles of Incorporation authorizing a class of 10,000,000 shares of preferred stock, no par value, as set forth in Appendix A to the Proxy Statement

For	Withhold	Abstain

1,296,257	29,636	3,555

1.              To authorize management of the Company to adjourn the Meeting to another time and date if such action is necessary to solicit additional proxies or attendance at the Meeting.

For	Withhold	Abstain

1,110,198	216,284	2,956

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

CITIZENS BANCSHARES CORPORATION

Date:	May 15, 2009	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	May 15, 2009	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date:	May 15, 2009	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer