Form 10-Q
period 2009-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2009-08-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No:  0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58 – 1631302
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 Predmont Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,012,534 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value and 7,462 shares of Preferred Stock, Series A, no par value were outstanding on August 7, 2009.

PART 1.         FINANCIAL INFORMATION

ITEM 1.         Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In thousands, except share data)

	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$5,225	$6,870
Interest-bearing deposits with banks	14,731	9,276
Certificates of deposit	396	345
Investment securities available for sale, at fair value	108,904	87,961
Investment securities held to maturity, at cost	4,447	4,583
Other investments	2,257	2,287
Loans receivable, net	207,847	210,306
Premises and equipment, net	8,141	7,537
Cash surrender value of life insurance	10,300	10,080
Foreclosed real estate	7,589	3,874
Other assets	9,866	4,976

Total assets	$379,703	$348,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$62,418	$54,786
Interest-bearing deposits	245,360	227,127

Total deposits	307,778	281,913

Accrued expenses and other liabilities	4,177	3,571
Notes payable	—	240
Advances from Federal Home Loan Bank	26,504	28,713

Total liabilities	338,459	314,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series A , 7,462 shares issued and outstanding	7,462	—
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,641	7,611
Retained earnings	25,213	25,465
Treasury stock at cost, 217,531 shares at June 30, 2009 and 219,913 at December 31, 2008	(1,805)	(1,813)
Accumulated other comprehensive income, net of income taxes	413	75

Total stockholders’ equity	41,244	33,658

	$379,703	$348,095

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$3,509	$3,978	$7,032	$8,355
Investment securities:
Taxable	899	822	1,749	1,495
Tax-exempt	315	178	569	355
Interest-bearing deposits	26	55	31	109
Total interest income	4,749	5,033	9,381	10,314

Interest expense:
Deposits	1,102	1,771	2,043	3,531
Other borrowings	29	3	69	154
Total interest expense	1,131	1,774	2,112	3,685

Net interest income	3,618	3,259	7,269	6,629

Provision for loan losses	938	1,004	1,376	1,109

Net interest income after provision for loan losses	2,680	2,255	5,893	5,520

Noninterest income:
Service charges on deposits	1,012	1,037	1,970	2,012
Gain on sales of securities	139	—	162	27
Gain on sales of assets	4	11	2	11
Other operating income	335	250	662	579

Total noninterest income	1,490	1,298	2,796	2,629

Noninterest expense:
Salaries and employee benefits	1,845	1,691	3,681	3,537
Net occupancy and equipment	590	545	1,185	1,122
Amortization of core deposit intangible	131	13	145	27
FDIC insurance	187	8	298	17
Other real estate owned	180	438	216	442
Other operating expenses	1,499	1,246	3,130	2,427

Total noninterest expense	4,432	3,941	8,655	7,572

Income (loss) before income taxes	(262)	(388)	34	577

Income tax expense (benefit)	(197)	(224)	(185)	29

Net income (loss)	$(65)	$(164)	$219	$548
Preferred dividends accrued	94	—	121	—

Net income (loss) available to common shareholders	$(159)	$(164)	$98	$548

Net income (loss) per common share - basic and diluted	$(0.08)	$(0.08)	$0.05	$0.26

Weighted average common outstanding shares - basic and diluted	2,102	2,095	2,102	2,094

Dividends per common share	$—	$0.19	$0.19	$0.19

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited  - In thousands, except parenthetical footnotes)

											Accumulated
					Nonvoting		Additional				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2007	—	$—	2,230	$2,230	90	$90	$7,554	$25,071	(227)	$(1,859)	$47	$33,133

Net income	—	—	—	—	—	—	—	548	—	—	—	548
Unrealized holding gains on investment securities available for sale—net of taxes of $299,812	—	—	—	—	—	—	—	—	—	—	(582)	(582)
Less reclassification adjustment for holding losses included in net income—net of taxes of $9,288	—	—	—	—	—	—	—	—	—	—	(18)	(18)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(52)

Cumulative effect of adoption of EITF 06-4, net of taxes	—	—	—	—	—	—	—	(192)	—	—	—	(192)
Stock based compensation expense	—	—	—	—	—	—	29	—	—	—	—	29
Purchase of treasury stock	—	—	—	—	—	—	—	—	(2)	(15)	—	(15)
Sale of Treasury stock	—	—	—	—	—	—	—	—	4	32	—	32
Dividends declared - common	—	—	—	—	—	—	—	(398)	—	—	—	(398)

Balance—June 30, 2008	—	$—	2,230	$2,230	90	$90	$7,583	$25,029	(225)	$(1,842)	$(553)	$32,537

Balance—December 31, 2008	—	$—	2,230	$2,230	90	$90	$7,611	$25,465	(220)	$(1,813)	$75	$33,658

Net income	—	—	—	—	—	—	—	219	—	—	—	219
Unrealized holding gains on investment securities available for sale—net of taxes of $229,378	—	—	—	—	—	—	—	—	—	—	1,345	1,345
Less reclassification adjustment for holding gains included in net income—net of taxes of $55,124	—	—	—	—	—	—	—	—	—	—	(1,007)	(1,007)

Comprehensive income (loss)												557

Issuance of preferred stock	7.462	7,462	—	—	—	—	—	—	—	—	—	7,462
Stock based compensation expense	—	—	—	—	—	—	30	—	—	—	—	30
Sale of treasury stock	—	—	—	—	—	—	—	—	2	8	—	8
Dividends declared - preferred	—	—	—	—	—	—	—	(72)	—	—	—	(72)
Dividends declared - common	—	—	—	—	—	—	—	(399)	—	—	—	(399)

Balance—June 30, 2009	7.462	$7,462	2,230	$2,230	90	$90	$7,641	$25,213	(218)	$(1,805)	$413	$41,244

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands)

	2009	2008
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$219	$548
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	1,376	1,109
Depreciation	395	393
Amortization and accretion, net	315	108
Provision for deferred income taxes (benefit)	(226)	239
Gains on sale of assets and investments	(164)	(38)
Stock based compensation expense	30	29
Change in other assets	(5,202)	(854)
Change in accrued expenses and other liabilities	605	(550)

Net cash provided by (used in) operating activities	(2,652)	984

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	133	2,719
Proceeds from sales and maturities of investment securities available for sale	15,327	16,045
Purchases of investment securities available for sale	(35,701)	(39,865)
Net change in other investments	30	739
Net change in loans receivable	(2,937)	17,570
Net proceeds from the sale of foreclosed properties	245	1,070
Purchases of premises and equipment, net	(999)	(323)
Net change in interest bearing deposits with banks	(5,455)	(7,300)
Net change in certificates of deposit	(51)	—

Net cash used in investing activities	(29,408)	(9,345)

FINANCING ACTIVITIES:
Net change in deposits	25,865	31,171
Net change in Federal funds purchased	—	(2,000)
Principal payments on debt	(240)	(100)
Net change in advances from Federal Home Loan Bank	(2,209)	(18,573)
Proceeds from issuance of preferred stock	7,462	—
Sale of treasury stock activity	8	17
Dividends paid - preferred	(72)	—
Dividends paid - common	(399)	(398)

Net cash provided by financing activities	30,415	10,117

Net change in cash and cash equivalents	(1,645)	1,756

Cash and cash equivalents, beginning of period	6,870	8,188

Cash and cash equivalents at end of period	$5,225	$9,944

Supplemental disclosures of cash paid during the period for:
Interest	$2,752	$3,878

Income taxes	$711	$1,009

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$7,430	2,130

Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$338	$(600)

Cumulative effect of change in accounting principle	$—	$192

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2009 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and six month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the consolidated financial statements.  Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  For the second quarter of 2009, the Company evaluated subsequent events through August 14, 2009. Since SFAS No. 165 requires only additional disclosures concerning subsequent events, adoption of the standard did not affect the Company’s financial condition, results of operations or cash flows.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$32,108	$340	$382	$32,066
Mortgage-backed securities	66,145	1,276	713	66,708
Corporates	10,025	105	—	10,130
Totals	$108,278	$1,721	$1,095	$108,904

At December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$21,207	$313	$155	$21,365
Mortgage-backed securities	66,640	702	746	66,596
Totals	$87,847	$1,015	$901	$87,961

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,001	$76	$20	$4,057
Mortgage-backed securities	446	4	—	450
Totals	$4,447	$80	$20	$4,507

At December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,003	$118	$11	$4,110
Mortgage-backed securities	580	7	—	587
Totals	$4,583	$125	$11	$4,697

The amortized costs and fair values of investment securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$4,445	$4,485	$—	$—
Due after one year through five years	11,756	11,924	860	866
Due after five years through ten years	14,145	14,226	3,587	3,641
Due after ten years	77,932	78,269	—	—
	$108,278	$108,904	$4,447	$4,507

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations, corporate bonds and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.   Management believes credit risk associated with correspondent accounts is not significant.

Gross realized gains on securities were $162,000 and $61,000 at June 30, 2009 and 2008, respectively.  Gross realized losses on securities were $34,000 at June 30, 2008.  There were no gross realized losses on securities at June 30, 2009.

Securities with carrying values of $40,986,000 and $88,964,000 at June 30, 2009 and December 31, 2008 were pledged to secure public deposits as required by law.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

At June 30, 2009

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$5,729	$(25)	$5,816	$(689)	$11,545	$(714)

Municipal securities	11,734	(314)	1,072	(67)	12,806	(381)

Total	$17,463	$(339)	$6,888	$(756)	$24,351	$(1,095)

Securities Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$260	$(20)	$—	$—	$260	$(20)

Total	$260	$(20)	$—	$—	$260	$(20)

At December 31, 2008

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$17,023	$(719)	$1,337	$(27)	$18,360	$(746)

Municipal securities	4,016	(155)	—	—	4,016	(155)

Total	$21,039	$(874)	$1,337	$(27)	$22,376	$(901)

Securities Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$269	$(11)	$—	$—	$269	$(11)

Total	$269	$(11)	$—	$—	$269	$(11)

At June 30, 2009, the Company had 10 available-for-sale securities security that were in an unrealized loss position for longer than 12 months.  At December 31, 2008, the Company had 5 available-for-sale securities that were in an unrealized loss position for longer than 12 months.  The Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures or monitors certain of its assets and liabilities on a fair value basis.  Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under SFAS 159 as well as certain assets and liabilities in which fair value is the primary basis of accounting.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS 157 and FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” and FAS 157-4, when applicable.

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, intangibles and highly structured or long-term derivative contracts.

The following tables present financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  This disclosures should not be considered a surrogate of the liquidation value for those specific financial instruments, but rather a good-faith estimate of the increase or decrease in their value since purchase, origination, or issuance (in thousands).

	Fair Value Measurements at
	June 30, 2009
		Quoted
		Prices In
		Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale	$108,904	$—	$108,904	$—

Liabilities
FHLB Advances	26,504	—	26,504	—

Nonrecurring Basis:
Assets
Impaired loans	$17,559	$—	$17,559	$—
Foreclosed real estate	7,589	—	7,589	—
Goodwill	362	—	—	362
Core deposit intangibles	3,230	—	—	3,230

	Fair Value Measurements at
	December 31, 2008
		Quoted
		Prices In
		Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale	$87,961	$—	$87,961	$—

Liabilities
FHLB Advances	28,713	—	28,713	—

Nonrecurring Basis:
Assets
Impaired loans	$22,489	$—	$22,489	$—
Foreclosed real estate	3,874	—	3,874	—
Goodwill	362	—	—	362
Core deposit intangibles	71	—	—	71

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$5,225	$5,225	$6,870	$6,870
Interest-bearing deposits with banks	14,731	14,731	9,276	9,276
Cetificates of deposit	396	396	345	345
Investment securities	113,351	113,411	92,544	92,658
Other investments	2,257	2,257	2,287	2,287
Loans—net	207,847	210,269	210,306	212,756
Cash surrender value of life insurance	10,300	10,300	10,080	10,080

Financial liabilities:
Deposits	307,778	300,150	281,913	279,323
Notes payable	—	—	240	240
Advances from Federal Home Loan Bank	26,504	26,504	28,713	28,713

	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$36,803	—	$40,175	—
Commercial letters of credit	4,059	—	3,903	—

The Federal Home Loan Bank (the “FHLB”) Advance balance outstanding at June 30, 2009 and at December 31, 2008 consist of a Daily Rate Credit advance, which is priced daily off of the Fed Funds rates and an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives.  At June 30, 2009, there were no changes in fair values that were included in current earnings.

4.  INTANGIBLE ASSETS

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

The following table presents information about the Company’s intangible assets at (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$446	$373	$302

The following table presents information about aggregate amortization expense (in thousands):

	For the 3 months ended June 30, 2009	For the 6 months ended June 30, 2009	For the 3 months ended June 30, 2008	For the 6 months ended June 30, 2008

Aggregate amortization expense of core deposit intangibles:	$131	$145	$13	$27

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2009	$407
2010	$490
2011	$472
2012	$472
2013	$472
2014 and thereafter	$1,062

5.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Income	$(65)	$(164)	$219	$548

Other comprehensive income (loss)	(93)	(809)	338	(600)

Comprehensive income	$(158)	$(973)	$557	$(52)

6.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three and six month periods ended June 30, 2009 and 2008 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2009

Basic earnings per share available to common stockholders	$(159)	2,102	$(0.08)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(159)	2,102	$(0.08)

Three Months ended June 30, 2008

Basic earnings per share available to common stockholders	$(164)	2,095	$(0.08)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(164)	2,095	$(0.08)

Six Months ended June 30, 2009

Basic earnings per share available to common stockholders	$98	2,102	$0.05
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$98	2,102	$0.05

Six Months ended June 30, 2008

Basic earnings per share available to common stockholders	$548	2,094	$0.26
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$548	2,094	$0.26

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

The following discussion is of the Company’s financial condition as of June 30, 2009 and December 31, 2008, and the changes in the financial condition and results of operations for the six and three months period ended June 30, 2009 and 2008.

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

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security.  A decline in market value of any security below cost that is deemed other than temporary is charged to earnings on OCI based on FSP FAS 115-2 and FAS 124-2 resulting in the establishment of a new cost basis for the security.

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

Allowance for Loan Losses - The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based, not only on individual assets and their related cash flow forecasts, sales values, and independent appraisals, but also on the volatility of certain real estate markets, and the concern for disposing of real estate in distressed markets.  For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates.  The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a semi-annual basis an independent comprehensive review of the methodology and allocation of the allowance for loan losses is performed for reasonableness.  This assessment is made in the context of historical losses as well as existing economic conditions, and individual concentrations of credit.  Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

Total assets at June 30, 2009 increased by 9% or $31,608,000 to $379,703,000 compared to $348,095,000 at December 31, 2008.  This increase is primarily due to a branch acquisition completed on March 27, 2009.   The Company’s subsidiary, Citizens Trust Bank (“Citizens”), acquired an in-market branch from The Peoples Bank, a Georgia state bank.  Premises and equipment and other assets were both impacted by the branch acquisition.  Citizens acquired the branch office and related real estate at a fair value of $750,000 and certain personal property at the Branch with a fair value of $64,000.  Citizens also recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $3,303,000.

The acquired deposits were initially invested in interest-bearing deposits with banks, which increased by $46,898,000 at the end of the first quarter of 2009.  During the second quarter of 2009, the Company invested a significant amount of these deposits in investment securities and loans to increase interest income.  Net of securities sold and paydowns, available for sale investments increased by $21,000,000.  The Company also purchased, at a discount, approximately $6 million in loans.  The Company continues to look for prudent and safe earning assets in which to invest and meet its liquidity and asset/liability requirements.  Long-term, once the economy recovers, the Company expects to utilize the majority of the deposits to fund prudent loan growth.

Loans receivable, the Company’s largest earning asset, decreased by $2,459,000 or 1% to $207,847,000 at June 30, 2009 compared to December 31, 2008.  This decrease is primarily due to $1,871,000 in loans charged-off and approximately $4 million in loans transferred to OREO.  For the same period in 2008, loans receivable decreased by $20,831,000 or 9%.  While the decline in loan volume appears to have slowed, the Company continues to be negatively impacted by the deterioration of economic conditions within the markets it serves. Real estate and other collateral values continue to decline. Many consumers are experiencing reduced levels of disposable income as a result of increased unemployment due to layoffs and plant closures. Also, commercial customers have seen an overall drop in business activity due to the recessionary affects of the economy.  Due to the current slowdown in economic conditions, the Company has been able to purchase quality loans at a discount from other banks experiencing liquidity and capital problems.  As mentioned earlier, the Company has purchased approximately $6 million in loans at a discount. Also, the Company has enacted a continuous monitoring program of its loan portfolio to spot deterioration and intervene timely to curtail significant losses.

Total liabilities at the end of the second quarter of 2009 were $338,459,000, increasing by $24,022,000 or 8% compared to December 31, 2008. Total deposits increased by $25,865,000 to $307,778,000, which was partially offset by a $2,209,000 decrease in Advances from Federal Home Loan Bank of Atlanta to $26,504,000.

The Company’s asset/liability management program, which monitors the Company’s interest rate sensitivity as well as volume and mix changes in earning assets and interest bearing liabilities, may impact the growth of the Company’s balance sheet as it seeks to maximize net interest income.

INVESTMENT SECURITIES

The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objective of the Company’s investment strategy is to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position, while at the same time producing adequate levels of interest income.

With the economy in a recession resulting in weak loan demand, the Company has grown its investment portfolios to generate earnings to offset both the decrease in loan activity, FDIC special assessments and increases in credit reserve.  At June 30, 2009 and December 31, 2008, the Company’s investment securities portfolio represented approximately 30% and 27%, respectively, of total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30,	December 31,
		2009	2008

Commercial, financial, and agricultural		$10,615	$15,827
Installment		9,419	10,582
Real estate - mortgage		163,946	164,822
Real estate - construction		21,706	21,526
Other		6,574	2,400
	Loans receivable	212,260	215,157
Less:	Net deferred loan fees	194	192
	Allowance for loan losses	4,219	4,659

	Loans receivable, net	$207,847	$210,306

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

The challenging financial and credit markets continued to experience difficulty in the first six months of 2009.  As the economic outlook appears to be stabilizing the local markets continue to experience declines in real estate values, increases in job loss and delinquency levels which continue to impact the levels of our nonperforming assets.  Nonperforming assets decreased by $2,122,000 to $17,930,000 at June 30, 2009 from $20,052,000 at December 31, 2008.  Year to date, the Company has charged-off $1,871,000 of nonperforming loans and wrote down foreclosed assets by $217,000 to their estimated fair value.  At June 30, 2009, nonperforming assets represents 8.16% of loans, net of unearned income, and real estate acquired through foreclosure, representing a 1% decline, compared to 9.16% at December 31, 2008.  Nonaccrual loans were $10,341,000 at June 30, 2009 compared to $16,178,000 at December 31, 2008. There were no loans greater than 90 days past due and still accruing interest at the end of the second quarter of 2009 or at December 31, 2008.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$10,341	$16,178
Past-due loans of 90 days or more still accruing interest	—	—
Nonperforming loans	10,341	16,178

Real estate acquired through foreclosure	7,589	3,874
Total nonperforming assets	$17,930	$20,052

Ratios:
Nonperforming loans to loans, net of unearned income	4.88%	7.53%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	8.16%	9.16%

Nonperforming assets to total assets	4.72%	5.76%

Allowance for loan losses to nonperforming loans	40.80%	28.80%

Allowance for loan losses to nonperforming assets	23.53%	23.23%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the first six months of 2009, based on the Company’s evaluation, a provision for loan losses of $1,376,000 was charged against operating earnings compared to $1,109,000 for the same period last year.  The increase in the provision for loan losses in 2009 relates to the continued deterioration of liquidity of the borrowers due to job loss and the collateral value securing the loans due to current economic conditions.

The allowance for loan losses at June 30, 2009 was approximately $4,219,000, representing 1.99% of total loans, net of unearned income compared to approximately $3,541,000 for the same period last year, which represented 1.62% of total loans, net of unearned income.  Approximately $2,272,000 of the allowance for loan losses was allocated to loans management considered impaired at June 30, 2009.

At June 30, 2009, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta and Birmingham markets, including a concentration of loans to churches, convenience stores and hotels. The ultimate collectibility of a significant portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s outstanding church loans were approximately $43 million at June 30, 2009 compared to $42 million at December 31, 2008.  Loans to churches are generally secured by real estate.

•                  The Company’s loans to area convenience stores were approximately $12 million and $13 million at June 30, 2009 and December 31, 2008, respectively.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels were approximately $20 million at June 30, 2009 and December 31, 2008.  Loans to hotels are generally secured by real estate.

Also, 1–4 family residential mortgage loans secured by first liens were approximately $39 million and $42 million at June 30, 2009 and December 31, 2008, respectively. The Company has no subprime mortgages in its portfolio and exited the mortgage origination business in the third quarter of 2007.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month period ended June 30, 2009 and 2008 (amount in thousands, except financial ratios):

	2009	2008

Loans, net of unearned income	$212,066	$218,073

Average loans, net of unearned income and the allowance for loan losses	$208,203	$225,741

Allowance for loan losses at the beginning of period	$4,659	$2,848

Loans charged-off:
Commercial, financial, and agricultural	33	54
Real estate - loans	1,523	149
Installment loans to individuals	315	263
Total loans charged-off	1,871	466

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	4	14
Real estate - loans	8	14
Installment loans to individuals	43	22
Total loans recovered	55	50

Net loans charged-off	1,816	416

Additions to allowance for loan losses charged to operating expense	1,376	1,109

Allowance for loan losses at period end	$4,219	$3,541

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.87%	0.18%

Ratio of allowance for loan losses to loans, net of unearned income	1.99%	1.62%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at June 30, 2009 increased 9% or $26 million to $307,778,000.  This increase is primarily due to the acquisition of a local branch in the Company’s market.  Noninterest-bearing deposits increased by 14% or $8 million and interest-bearing deposits increased by 8% or $18 million when compared to December 31, 2008.

The Company is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) regardless of dollar amount through December 31, 2009. In addition, the Company participates in Certificate of Deposit Account Registry Services (CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments of up to $250 million.  The Company has deposits in both of these programs from Corporate and Governmental customers who make sizeable monthly deposits and withdrawals based on their budgetary needs which can result in large fluctuations.

The following is a summary of interest-bearing deposits (in thousands):

	June 30,	December 31,
	2009	2008

NOW and money market accounts	$70,234	$72,429
Savings accounts	34,173	32,221
Time deposits of $100,000 or more	78,877	76,072
Other time deposits	62,076	46,405
	$245,360	$227,127

OTHER BORROWED FUNDS

While the Company continues to emphasize funding earning asset growth through deposits, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

The Company had an unsecured note payable of approximately $240,000 December 31, 2008 which had an interest rate of 2.75%. In June 2009, the Company retired the outstanding note payable.

The Bank had outstanding advances from the FHLB of $26,504,000 at June 30, 2009 compared to $28,713,000 at December 31, 2008.   Advances are collateralized by a blanket lien on the Company’s 1-4 family mortgage loans, multifamily mortgage loans, commercial real estate loans and investment securities.

Maturity	Callable	Type	June 30, 2009		December 31, 2008

July 2009	Daily	Variable	0.43%	$26,150	0.46%	$28,350
August 2026		(1)	—	354	—	363

Total Principal Outstanding				$26,504		$28,713

Weighted Average Rate at Period End			0.42%		0.45%

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

In summary, the Company’s net income for the first six month of 2009 was negatively impacted by slow loan growth, credit quality that required high loans loss provisions and write-downs of the collateral value securing impaired loans and OREO due to market value declines.  Also impacting net income, were higher FDIC assessment fees due to a revised pricing structure and a special one-time assessment which resulted in an increase of total assessment fees by $281,000 over last year.

On a year-to-date basis, net interest income increased by $640,000 or 10% to $7,269,000 compared to $6,629,000 for the same period in 2008.  Total interest income for this period decreased by $933,000 or 9% compared to the same six month period in 2008 and was primarily due to a $1,323,000 or 16% decrease in interest income on loans.  The decrease in interest income on loans is due to lower yields, volume and higher nonaccrued loans compared to the same period in 2008, and was partially offset by a $468,000 increase in investment income. Total interest expense for the six month period decreased by $1,573,000 or 43% compared to the same six month period in 2008.  Interest expense on interest-bearing deposits decreased by $1,488,000 or 42%, as the Company was able to lower rates on some deposit products and increased its mix of noninterest-bearing deposits.  At June 30, 2009, the Company had a net interest margin of 4.33%.

For the three-month period ended June 30, 2009, net interest income increased by $359,000 or 11% to $3,618,000 compared to $3,259,000 reported for the same period last year.  Total interest income decreased by $284,000 or 6% compared to the same three month period in 2008 and was primarily due to a $469,000 or 12% decline in interest income on loans as the Company continues to experience lower loan yields and volume and higher nonaccrued loans during the period.  The decrease in interest on loans was partially offset by a $214,000 increase in investment income.  Total interest expense for the period decreased by $643,000 or 36% compared to the same three month period in 2008 primarily due to the lower cost of funding deposits.

The Company has an asset/liability management program, which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loans and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the first six months of 2009, the Company recognized a provision for loan losses of $1,376,000, a $267,000 or 24% increase, compared to $1,109,000 for the same period in 2008.  In the second quarter of 2009, the provision for loan losses increased by $500,000 to $938,000 compared to the first quarter of 2009.  This increase was primarily driven by the foreclosure of two large commercial real estate loans as the Company took control of the collateral for the purpose of liquidation.  The second quarter 2009 provision for loan losses represents a decrease of $66,000 compared to the same three month period last year.  Nonaccrual loans decreased by $5,837,000 due to charge-offs, increased collection efforts and the transfer of several loans to OREO.  The allowance for loan losses was $4,219,000 at June 30, 2009 compared to $4,659,000 at December 31, 2008.  At June 30, 2009, the allowance for loan losses was 41% of the nonperforming loans compared to 29% at December 31,

2008.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At June 30, 2009, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,490,000 for the three month period ended June 30, 2009, an increase of $192,000 or 15% compared with the same period ended June 30, 2008.  This increase is primarily attributed to $139,000 gains on the sale of securities during the period as the Company swapped the tail-end of several mortgage-backed securities for asset/liability purposes.  There were no gains on sale of securities during the same period last year.

Year-to-date, noninterest income increased by $167,000 or 6% to $2,796,000 compared to the same period last year. This increase is also attributed to gains on the sale of securities which totaled $162,000 for the six month period.  For the same period last year, gain realized on the sale of securities totaled $27,000.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense increased by $491,000 or 12% for the second quarter of 2009 compared to the same periods last year.  For the three month period ended June 30, 2009, salaries and employee benefits increased by $154,000.  This increase is due to the addition of employees the Company obtained in an acquisition of an in market branch purchased at the end of March 2009.  Also, due to the branch purchase, amortization of core deposits intangible increased by $118,000 compared to the same period last year. FDIC insurance increased by $179,000 due to increased insurance rates and a special one-time assessment fee. Other operating expenses increased by $253,000 compared to the same period last year primarily due to additional costs associated with the branch acquisition which in accordance with generally accepted accounting principles, FAS 141 (R), were expensed and benefit expenses associated with the Company’s indexed retirement plan.

For the six month period ended June 30, 2009, noninterest expense increased by $1,083,000 or 14%.  Salaries and employee benefits increased by $144,000 and amortization of core deposits intangible increased by $118,000 compared to the same period last year.  These increases are associated with the branch purchased at the end of March 2009.  On a year-to-date basis, FDIC insurance increased by $281,000 due to increased insurance rates and a special one-time assessment fee.  Other operating expenses increased by $151,000 compared to the first quarter of 2009 and $703,000 compared to the same six month period last year.  The year over year increase in noninterest expense is due in part to the expenses the Company incurred in legal and advisory services costs related to the acquisition of its Lithonia, Georgia branch.  The Company also incurred additional marketing, data processing and training cost related to the acquisition.  Benefit expenses associated with participants remaining in the old indexed retirement plan increased by $171,000 due to a change in the index rate.  Other operating expenses also include a judgment in the amount of $64,000 which was levied against the Company for lender liability in the first quarter of 2009 and other losses of $193,000.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at June 30, 2009.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2009.

	Cumulative amounts as of June 30, 2009
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$14,731	$—	$—	$—	$14,731
Certificates of deposit	246	150	—	—	396
Investments	2,523	1,963	12,785	96,080	113,351
Loans	57,335	34,822	86,034	34,069	212,260
Total interest-sensitive assets	$74,835	$36,935	$98,819	$130,149	$340,738

Interest-sensitive liabilities:
Deposits (a)	$159,886	$70,976	$11,272	$3,226	$245,360
Other borrowings	26,150	—	—	354	26,504
Total interest-sensitive liabilities	$186,036	$70,976	$11,272	$3,580	$271,864

Interest-sensitivity gap	$(111,201)	$(34,041)	$87,547	$126,569	$68,874

Cumulative interest-sensitivity gap to total interest-sensitive assets	(32.64)%	(42.63)%	(16.93)%	20.21%	20.21%

(a) Savings, Now, and money market deposits totaling $104,407 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets and on March 6, 2009, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program (the “CPP”) for an investment of $7,462,000. However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as the Company’s payment of dividends to its stockholders.  The Georgia Department of Banking and Finance regulates the Bank’s dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement by federal agencies to maintain adequate capital above regulatory guidelines and that bank holding companies and insured banks pay dividends out of current earnings. Currently, the Bank must receive approval from the Georgia Department of Banking and Finance and the Company must receive approval from the Federal Reserve Bank of Atlanta prior to the payment of dividends.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $7,586,000 for the six month period ended June 30, 2009.  This increase is primarily due to a $7,462,000 investment on March 6, 2009 by the U.S. Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program (the “CPP”). In exchange for this investment, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a $1,000 per share liquidation value.  Accumulated other comprehensive income, net of taxes also increased by $338,000 to $413,000 during the first six months of 2009.  This increase is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio. Partially offsetting these increases to stockholders’ equity, was a decrease of $252,000 to retained earnings as a result of an increase in net income of $219,000 partially offset by a dividend of $0.19 per common share to stockholders totaling $399,000 and a $72,000 dividend paid to the Treasury under the CPP.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16%, 15% and 10% at June 30, 2009 compared to 15%, 13% and 10% at December 31, 2008, respectively.  At June 30, 2009, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4T.                               CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended June 30, 2009, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

None

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held it’s Annual Shareholders’ Meeting on Wednesday, May 27, 2009, at 10:30 a.m., at the Loudermilk Conference Center, 40 Courtland Street, N.E., Atlanta, Georgia.  The following present the matters voted on and the results of the shareholders vote at the Annual Shareholders’ Meeting:

1.               To elect the following persons to serve as directors for a three-year term until the 2012 annual meeting:

Director Nominee	For	Withheld

James E. Young	1,084,501	244,646
Ray Robinson	1,096,623	232,524
H. Jerome Russell	1,097,158	231,989

2.               To approve the 2009 Long-Term Incentive Plan.

For	Against	Abstain	Non Votes

748,365	252,665	1,678

3.               To approve the non-binding resolution regarding executive compensation.

For	Against	Abstain	Non Votes

1,066,264	64,730	198,153	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

CITIZENS BANCSHARES CORPORATION

Date:	August 14, 2009	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	August 14, 2009	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date:	August 14, 2009	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer