Form 10-Q
period 2009-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2009-11-16
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,012,534 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value and 7,462 shares of Preferred Stock, Series A, no par value were outstanding on September 10, 2009.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In thousands, except share data)

	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$5,292	$6,870
Interest-bearing deposits with banks	22,461	9,276
Certificates of deposit	150	345
Investment securities available for sale, at fair value	104,599	87,961
Investment securities held to maturity, at cost	4,378	4,583
Other investments	2,257	2,287
Loans receivable, net	205,314	210,306
Premises and equipment, net	7,978	7,537
Cash surrender value of life insurance	10,375	10,080
Foreclosed real estate	8,906	3,874
Other assets	9,647	4,976

Total assets	$381,357	$348,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$58,112	$54,786
Interest-bearing deposits	254,627	227,127

Total deposits	312,739	281,913

Accrued expenses and other liabilities	4,978	3,571
Notes payable	—	240
Advances from Federal Home Loan Bank	20,500	28,713

Total liabilities	338,217	314,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series A , 7,462 shares issued and outstanding	7,462	—
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Additional paid-in capital	7,645	7,611
Retained earnings	25,542	25,465
Treasury stock at cost, 217,531 shares at September 30, 2009 and 219,913 at December 31, 2008	(1,805)	(1,813)
Accumulated other comprehensive income, net of income taxes	1,976	75

Total stockholders’ equity	43,140	33,658

	$381,357	$348,095

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$3,623	$3,811	$10,655	$12,166
Investment securities:
Taxable	874	874	2,622	2,369
Tax-exempt	375	185	945	540
Interest-bearing deposits	13	21	44	130
Total interest income	4,885	4,891	14,266	15,205

Interest expense:
Deposits	894	1,453	2,937	4,984
Other borrowings	24	84	93	238
Total interest expense	918	1,537	3,030	5,222

Net interest income	3,967	3,354	11,236	9,983

Provision for loan losses	771	130	2,147	1,239

Net interest income after provision for loan losses	3,196	3,224	9,089	8,744

Noninterest income:
Service charges on deposits	1,108	1,166	3,078	3,178
Gain on sales of securities	291	10	454	38
Gain on sales of assets	—	22	2	32
Other operating income	281	271	942	850

Total noninterest income	1,680	1,469	4,476	4,098

Noninterest expense:
Salaries and employee benefits	1,862	1,813	5,543	5,351
Net occupancy and equipment	646	618	1,830	1,740
Amortization of core deposit intangible	131	13	276	40
FDIC insurance	178	19	476	35
Other real estate owned	230	46	447	488
Other operating expenses	1,393	1,354	4,523	3,781

Total noninterest expense	4,440	3,863	13,095	11,435

Income before income taxes	436	830	470	1,407

Income tax expense (benefit)	14	212	(171)	241

Net income	$422	$618	$641	$1,166
Preferred dividends accrued	95	—	217	—

Net income available to common shareholders	$327	$618	$424	$1,166

Net income per common share - basic and diluted	$0.16	$0.29	$0.20	$0.56

Weighted average common outstanding shares - basic and diluted	2,103	2,096	2,102	2,095

Dividends per common share	$—	$—	$0.19	$0.19

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited  - In thousands, except parenthetical footnotes)

											Accumulated
					Nonvoting		Additional				Other
	Preferred Stock		Common Stock		Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2007	—	$—	2,230	$2,230	90	$90	$7,554	$25,071	(227)	$(1,859)	$47	$33,133

Net income	—	—	—	—	—	—	—	1,166	—	—	—	1,166
Unrealized holding gains on investment securities available for sale—net of taxes of $383,146	—	—	—	—	—	—	—	—	—	—	(743)	(743)
Less reclassification adjustment for holding losses included in net income—net of taxes of $12,816	—	—	—	—	—	—	—	—	—	—	(25)	(25)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	398

Cumulative effect of adoption of EITF 06-4, net of taxes	—	—	—	—	—	—	—	(231)	—	—	—	(231)
Stock based compensation expense	—	—	—	—	—	—	43	—	—	—	—	43
Purchase of treasury stock	—	—	—	—	—	—	—	—	4	(25)	—	(25)
Sale of Treasury stock	—	—	—	—	—	—	—	—	—
Dividends declared - common	—	—	—	—	—	—	—	(398)	—	—	—	(398)

Balance—September 30, 2008	—	$—	2,230	$2,230	90	$90	$7,597	$25,608	(223)	$(1,884)	$(721)	$32,920

Balance—December 31, 2008	—	$—	2,230	$2,230	90	$90	$7,611	$25,465	(220)	$(1,813)	$75	$33,658

Net income	—	—	—	—	—	—	—	641	—	—	—	641
Unrealized holding gains on investment securities available for sale—net of taxes of $1,133,411	—	—	—	—	—	—	—	—	—	—	2,914	2,914
Less reclassification adjustment for holding gains included in net income—net of taxes of $154,095	—	—	—	—	—	—	—	—	—	—	(1,013)	(1,013)

Comprehensive income (loss)												2,542

Issuance of preferred stock	7.462	7,462	—	—	—	—	—	—	—	—	—	7,462
Stock based compensation expense	—	—	—	—	—	—	34	—	—	—	—	34
Sale of treasury stock	—	—	—	—	—	—	—	—	2	8	—	8
Dividends declared - preferred	—	—	—	—	—	—	—	(165)	—	—	—	(165)
Dividends declared - common	—	—	—	—	—	—	—	(399)	—	—	—	(399)

Balance—September 30, 2009	7.462	$7,462	2,230	$2,230	90	$90	$7,645	$25,542	(218)	$(1,805)	$1,976	$43,140

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In thousands)

	2009	2008
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$641	$1,166
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	2,147	1,239
Depreciation	597	589
Amortization and accretion, net	504	106
Provision for deferred income taxes (benefit)	(2,456)	398
Gains on sale of assets and investments	(456)	(70)
Stock based compensation expense	34	43
Change in other assets	(3,766)	(200)
Change in accrued expenses and other liabilities	1,407	(804)

Net cash provided by (used in) operating activities	(1,348)	2,467

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	201	2,755
Proceeds from sales and maturities of investment securities available for sale	36,744	19,521
Purchases of investment securities available for sale	(50,207)	(42,494)
Net change in other investments	30	227
Net change in loans receivable	(2,494)	19,714
Net proceeds from the sale of foreclosed properties	245	1,241
Purchases of premises and equipment, net	(1,038)	(417)
Net change in interest bearing deposits with banks	(13,185)	(1,746)
Net change in certificates of deposit	195	—

Net cash used in investing activities	(29,509)	(1,199)

FINANCING ACTIVITIES:
Net change in deposits	30,826	7,103
Net change in Federal funds purchased	—	(2,000)
Principal payments on debt	(240)	(100)
Net change in advances from Federal Home Loan Bank	(8,213)	(7,178)
Proceeds from issuance of preferred stock	7,462	—
Sale (purchase) of treasury stock activity	8	(25)
Dividends paid - preferred	(165)	—
Dividends paid - common	(399)	(398)

Net cash provided by (used in) financing activities	29,279	(2,598)

Net change in cash and cash equivalents	(1,578)	(1,330)

Cash and cash equivalents, beginning of period	6,870	8,188

Cash and cash equivalents at end of period	$5,292	$6,858

Supplemental disclosures of cash paid during the period for:
Interest	$3,711	$5,547

Income taxes	$713	$1,009

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$5,274	2,449

Change in unrealized gain on investment securities available for sale, net of taxes	$1,901	$(768)

Cumulative effect of change in accounting principle	$—	$231

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2009 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

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

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no immediate plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$38,884	$1,990	$76	$40,798
Mortgage-backed securities	55,196	1,468	633	56,031
Corporates	7,526	244	—	7,770
Totals	$101,606	$3,702	$709	$104,599

At December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$21,207	$313	$155	$21,365
Mortgage-backed securities	66,640	702	746	66,596
Totals	$87,847	$1,015	$901	$87,961

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,001	$156	$1	$4,156
Mortgage-backed securities	377	4	—	381
Totals	$4,378	$160	$1	$4,537

At December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$4,003	$118	$11	$4,110
Mortgage-backed securities	580	7	—	587
Totals	$4,583	$125	$11	$4,697

The amortized costs and fair values of investment securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,530	$3,642	$348	$350
Due after one year through five years	8,568	8,807	444	447
Due after five years through ten years	11,711	12,312	3,586	3,740
Due after ten years	77,797	79,838	—	—

	$101,606	$104,599	$4,378	$4,537

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

Gross realized gains on securities were $464,000 and $71,000 at September 30, 2009 and 2008, respectively.  Gross realized losses on securities were $11,000 and $34,000 at September 30, 2009 and 2008.

Securities with carrying values of $51,641,000 and $88,964,000 at September 30, 2009 and December 31, 2008 were pledged to secure public deposits as required by law.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

At September 30, 2009

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$1,461	$(8)	$5,095	$(625)	$6,556	$(633)

Municipal securities	2,535	(67)	301	(9)	2,836	(76)

Total	$3,996	$(75)	$5,396	$(634)	$9,392	$(709)

Securities Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$—	$—	$279	$(1)	$279	$(1)

Total	$—	$—	$279	$(1)	$279	$(1)

At December 31, 2008

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$17,023	$(719)	$1,337	$(27)	$18,360	$(746)

Municipal securities	4,016	(155)	—	—	4,016	(155)

Total	$21,039	$(874)	$1,337	$(27)	$22,376	$(901)

Securities Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$269	$(11)	$—	$—	$269	$(11)

Total	$269	$(11)	$—	$—	$269	$(11)

At September 30, 2009, the Company had 9 available-for-sale securities security that were in an unrealized loss position for longer than 12 months.  At December 31, 2008, the Company had 5 available-for-sale securities that were in an unrealized loss position for longer than 12 months.  The Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

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

	Fair Value Measurements at
	September 30, 2009
		Quoted
		Prices In
		Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale	$104,599	$—	$104,599	$—

Liabilities
FHLB Advances	20,500	—	20,500	—

Nonrecurring Basis:
Assets
Impaired loans	$9,971	$—	$9,971	$—
Foreclosed real estate	8,906	—	8,906	—
Goodwill	362	—	—	362
Core deposit intangibles	3,098	—	—	3,098

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$5,292	$5,292	$6,870	$6,870
Interest-bearing deposits with banks	22,461	22,461	9,276	9,276
Cetificates of deposit	150	150	345	345
Investment securities	108,977	109,136	92,544	92,658
Other investments	2,257	2,257	2,287	2,287
Loans—net	205,314	207,482	210,306	212,756
Cash surrender value of life insurance	10,375	10,375	10,080	10,080

Financial liabilities:
Deposits	312,739	299,520	281,913	279,323
Notes payable	—	—	240	240
Advances from Federal Home Loan Bank	20,500	20,500	28,713	28,713

	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$33,974	—	$40,175	—
Commercial letters of credit	3,929	—	3,903	—

The Federal Home Loan Bank (the “FHLB”) Advance balance outstanding at September 30, 2009 and at December 31, 2008 consist of a Daily Rate Credit advance, which is priced daily off of the Fed Funds rates and an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives.  At September 30, 2009, there were no changes in fair values that were included in current earnings.

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

The following table presents information about the Company’s intangible assets at (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$578	$373	$302

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended September 30, 2009	Nine months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2008

Aggregate amortization expense of core deposit intangibles:	$131	$276	$13	$40

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2009	$407
2010	$490
2011	$472
2012	$472
2013	$472
2014 and thereafter	$1,062

5.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Income	$422	$618	$641	$1,166

Other comprehensive income (loss)	1,563	(169)	1,901	(768)

Comprehensive income	$1,985	$449	$2,542	$398

6.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three and nine month periods ended September 30, 2009 and 2008 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2009

Basic earnings per share available to common stockholders	$327	2,103	$0.16
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$327	2,103	$0.16

Three Months ended September 30, 2008

Basic earnings per share available to common stockholders	$618	2,096	$0.29
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$618	2,096	$0.29

Nine Months ended September 30, 2009

Basic earnings per share available to common stockholders	$424	2,102	$0.20
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$424	2,102	$0.20

Nine Months ended September 30, 2008

Basic earnings per share available to common stockholders	$1,166	2,095	$0.56
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,166	2,095	$0.56

7.  SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through November 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

The following discussion is of the Company’s financial condition as of September 30, 2009 and December 31, 2008, and the changes in the financial condition and results of operations for the nine and three months period ended September 30, 2009 and 2008.

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

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security.  A decline in market value of any security below cost that is deemed other than temporary is charged to earnings or OCI resulting in the establishment of a new cost basis for the security.

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

FINANCIAL CONDITION

Total assets at September 30, 2009 increased by 10% or $33,262,000 to $381,357,000 compared to $348,095,000 at December 31, 2008.  This increase is primarily due to a branch acquisition completed on March 27, 2009.   The Company’s subsidiary, Citizens Trust Bank (“Citizens”), acquired an in-market branch from The Peoples Bank, a Georgia state bank.  Premises and equipment and other assets were both impacted by the branch acquisition.  Citizens acquired the branch office and related real estate at a fair value of $750,000 and certain personal property at the Branch with a fair value of $64,000.  Citizens also recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $3,303,000.

The acquired deposits were initially invested in interest-bearing deposits with banks, which increased by $46,898,000 at the end of the first quarter of 2009.  The Company invested a significant amount of these deposits in investment securities and loans to increase interest income.  Investment securities available for sale, net of securities sold, matured and paydowns, increased by $16,638,000.  Due to the current slowdown in economic conditions, the Company has been able to purchase approximately $8 million in quality loans from other banks experiencing liquidity and capital problems.  The Company continues to look for prudent and safe earning assets in which to invest and meet its liquidity and asset/liability requirements.

Loans receivable, the Company’s largest earning asset, decreased by $4,992,000 or 2% to $205,314,000 at September 30, 2009 compared to December 31, 2008.  For the same period in 2008,

loans receivable decreased by $23,387,000 or 10%.  While the decline in loan volume has slowed, the Company continues to be negatively impacted by the deterioration of economic conditions within the markets it serves. Real estate and other collateral values continue to decline. Many consumers are experiencing reduced levels of disposable income as a result of increased unemployment due to layoffs and plant closures. Also, commercial customers have seen an overall drop in business activity due to the recessionary affects of the economy.    The Company has enacted a continuous monitoring program of its loan portfolio to spot deterioration and intervene timely to curtail significant losses.

Total liabilities at the end of the third quarter of 2009 were $338,217,000, increasing by $23,780,000 or 8% compared to December 31, 2008. Total deposits increased by $30,826,000 to $312,739,000, which was partially offset by an $8,213,000 decrease in Advances from Federal Home Loan Bank of Atlanta to $20,500,000.

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

With the economy in a recession resulting in weak loan demand, the Company has grown its investment portfolios to generate earnings to offset both the decrease in loan activity, FDIC special assessments and increases in credit reserve.  At September 30, 2009 and December 31, 2008, the Company’s investment securities portfolio represented approximately 29% and 27%, respectively, of total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		September 30	December 31,
		2009	2008

Commercial, financial, and agricultural		$13,903	$15,827
Installment		9,516	10,582
Real estate - mortgage		166,767	164,822
Real estate - construction		19,290	21,526
Other		645	2,400
	Loans receivable	210,121	215,157
Less:	Net deferred loan fees	169	192
	Allowance for loan losses	4,638	4,659

	Loans receivable, net	$205,314	$210,306

The classification Real estate — mortgage consists of home equity loans, mortgages on 1—4 family residential, multifamily residential, and nonfarm nonresidential properties such as churches, hotels, and convenience stores.

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

The challenging financial and credit markets continued to experience difficulty in the first nine months of 2009.  As the economic outlook appears to be stabilizing the local markets continue to experience declines in real estate values, increases in job loss and delinquency levels which continue to impact the levels of our nonperforming assets.  Nonperforming assets decreased by $2,317,000 to $17,735,000 at September 30, 2009 from $20,052,000 at December 31, 2008.  Year to date, the Company has charged-off $2,399,000 of nonperforming loans and wrote down foreclosed assets by $258,000 to their estimated fair value.  At September 30, 2009, nonperforming assets represents 8.10% of loans, net of unearned income, and real estate acquired through foreclosure, which is a 1.06% decline from 9.16% at December 31, 2008.  Nonaccrual loans were $8,829,000 at September 30, 2009 compared to $16,178,000 at December 31, 2008. There were no loans greater than 90 days past due and still accruing interest at the end of the third quarter of 2009 or at December 31, 2008.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$8,829	$16,178
Past-due loans of 90 days or more	—	—
Nonperforming loans	8,829	16,178

Real estate acquired through foreclosure	8,906	3,874
Total nonperforming assets	$17,735	$20,052

Ratios:
Nonperforming loans to loans, net of unearned income	4.21%	7.53%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	8.10%	9.16%

Nonperforming assets to total assets	4.65%	5.76%

Allowance for loan losses to nonperforming loans	52.53%	28.80%

Allowance for loan losses to nonperforming assets	26.15%	23.23%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the first nine months of 2009, based on the Company’s evaluation, a provision for loan losses of $2,147,000 was charged against operating earnings compared to $1,239,000 for the same period last year.  The increase in the provision for loan losses in 2009 relates to the continued deterioration of liquidity of the borrowers due to job loss and of the collateral value securing the loans due to current economic conditions.

The allowance for loan losses at September 30, 2009 was approximately $4,638,000, representing 2.21% of total loans, net of unearned income compared to approximately $3,529,000 for the same period last year, which represented 1.64% of total loans, net of unearned income.  Approximately $2,698,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2009.

At September 30, 2009, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

A substantial portion of the Company’s loan portfolio is secured by real estate in the metropolitan Atlanta and Birmingham markets, including a concentration of loans to churches, convenience stores and hotels. The ultimate collectibility of a significant portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s outstanding church loans were approximately $44 million at September 30, 2009 compared to $42 million at December 31, 2008.  Loans to churches are generally secured by real estate.

•                  The Company’s loans to area convenience stores were approximately $12 million and $13 million at September 30, 2009 and December 31, 2008, respectively.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels were approximately $18 million and $20 million at September 30, 2009 and December 31, 2008, respectively.  Loans to hotels are generally secured by real estate.

Also, 1—4 family residential mortgage loans secured by first liens were approximately $38 million and $42 million at September 30, 2009 and December 31, 2008, respectively. The Company has no subprime mortgages in its portfolio and exited the mortgage origination business in the third quarter of 2007.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month periods ended September 30, 2009 and 2008 (amount in thousands, except financial ratios):

	2009	2008

Loans, net of unearned income	$209,952	$215,505

Average loans, net of unearned income and the allowance for loan losses	$207,489	$221,610

Allowance for loan losses at the beginning of period	$4,659	$2,848

Loans charged-off:
Commercial, financial, and agricultural	68	118
Real estate - loans	1,798	155
Installment loans to individuals	533	377
Total loans charged-off	2,399	650

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	6	24
Real estate - loans	153	37
Installment loans to individuals	72	31
Total loans recovered	231	92

Net loans charged-off	2,168	558

Additions to allowance for loan losses charged to operating expense	2,147	1,239

Allowance for loan losses at period end	$4,638	$3,529

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	1.04%	0.25%

Ratio of allowance for loan losses to loans, net of unearned income	2.21%	1.64%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at September 30, 2009 increased 11% or $31 million to $312,739,000.  This increase is primarily due to the acquisition of a local branch in the Company’s market.  Noninterest-bearing deposits increased by 6% or $3 million and interest-bearing deposits increased by 12% or $28 million when compared to December 31, 2008.

The Company is participating in the Temporary Liquidity Guarantee Program’s (“TLGP”) full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) regardless of dollar amount through December 31, 2009. On August 26, 2009, the FDIC extended the TLGP through June 30, 2010 and the Company has elected to stay in the TLGP for the extended period.  In addition, the Company participates in Certificate of Deposit Account Registry Services (CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments of up to $250 million.  The Company has deposits in both of these programs from Corporate and Governmental customers who make sizeable deposits and withdrawals based on their budgetary needs which can result in large fluctuations of deposits balances.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2009	2008

NOW and money market accounts	$84,351	$72,429
Savings accounts	33,337	32,221
Time deposits of $100,000 or more	77,831	76,072
Other time deposits	59,108	46,405
	$254,627	$227,127

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

The Company had an unsecured note payable of $240,000 at December 31, 2008 which had an interest rate of 2.75%. On May 28, 2009, the Company retired the outstanding note payable.

The Bank had outstanding advances from the FHLB of $20,500,000 at September 30, 2009 compared to $28,713,000 at December 31, 2008. Advances are collateralized by a blanket lien on 1-4 family mortgage loans, multifamily mortgage loans, commercial real estate loans and investment securities.

Maturity	Callable	Type	September 30, 2009		December 31, 2008

July 2010	Daily	Variable	0.35%	$20,150	0.46%	$28,350
August 2026		(1)	—	350	—	363

Total Principal Outstanding				$20,500		$28,713

Weighted Average Rate at Period End			0.34%		0.45%

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

In summary, the Company’s net income for the first nine month of 2009 was negatively impacted by slow loan growth, credit quality that required high loan loss provisions and write-downs of the collateral value securing impaired loans and OREO due to market value declines.  Also impacting net income, were higher FDIC assessment fees due to a revised pricing structure and a special one-time assessment which resulted in an increase of total assessment fees by $441,000 over last year.

On a year-to-date basis, net interest income increased by $1,253,000 or 13% to $11,236,000 compared to $9,983,000 for the same period in 2008.  Total interest income for this period decreased by $939,000 or 6% compared to the same nine month period in 2008 and was primarily due to a $1,511,000 or 12% decrease in interest income on loans.  The decrease in interest income on loans is due to lower yields and volume and higher nonaccrued loans compared to the same period in 2008, and was partially offset by a $658,000 increase in investment income. Total interest expense for the nine month period decreased by $2,192,000 or 42% compared to the same nine month period in 2008.  Interest expense on interest-bearing deposits decreased by $2,047,000 or 41%, as the Company was able to lower rates on its deposit products and increase its mix of noninterest-bearing deposits.  At September 30, 2009, the Company had a net interest margin of 4.45%.

For the three-month period ending September 30, 2009, net interest income increased by $613,000 or 18% to $3,967,000 compared to $3,354,000 reported for the same period last year.  Total interest income only decreased by $6,000 compared to the same three month period in 2008.  Total interest income on loans declined by $188,000 or 5% as the Company continues to experience lower loan yields and volume and higher nonaccrued loans during the period.  The decrease in interest on loans was offset by a $190,000 increase in investment income.  The Company significantly increased its investment portfolio to increase interest income due to falling loan demand and problem loans.  Total interest expense for the period decreased by $619,000 or 40% compared to the same three month period in 2008 primarily due to the lower cost of funding deposits.

The Company has an asset/liability management program, which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the first nine months of 2009, the Company recognized a provision for loan losses of $2,147,000, a $908,000 or 73% increase, compared to $1,239,000 for the same period in 2008.  In the third quarter of 2009, the provision for loan losses increased by $641,000 or 493% compared to $130,000 reported for the same three month period last year.  This increase was primarily driven by foreclosures and collateral value impairment resulting in increased provision for loan losses.  Nonaccrual loans decreased by $7,349,000 for the year due to charge-offs, increased collection efforts and the transfer of several loans to OREO.  At September 30, 2009, nonperforming assets to loans, net of unearned income and OREO decreased by 1.06% compared to December 31, 2008.  The allowance for loan losses was $4,638,000 at September 30, 2009 compared to $4,659,000 at December 31, 2008.  At

September 30, 2009, the allowance for loan losses was 53% of nonperforming loans compared to 29% at December 31, 2008.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2009, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,680,000 for the three month period ended September 30, 2009, an increase of $211,000 or 14% compared to the same period ended September 30, 2008.  This increase is primarily attributed to a $291,000 gain on the sale of securities during the period as the Company fine-tuned its investment portfolio to improve its capital ratios and swapped the tail-end of several mortgage-backed securities for asset/liability purposes.  For the same period last year, gain realized on the sale of securities totaled $10,000.

Year-to-date, noninterest income increased by $378,000 or 9% to $4,476,000 compared to the same period last year. This increase is also attributed to gains on the sale of securities which totaled $454,000 for the nine month period.  For the same period last year, gain realized on the sale of securities totaled $38,000.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense increased by $577,000 or 15% for the third quarter of 2009 compared to the same periods last year.  For the three month period ended September 30, 2009, salaries and employee benefits increased by $49,000.  This increase is due to the addition of employees the Company obtained in an acquisition of an in market branch purchased at the end of March 2009.  Also, due to the branch purchase, amortization of core deposits intangible increased by $118,000 compared to the same period last year. FDIC insurance increased by $159,000 due to increased insurance rates and the expiration of a one-time assessment credit. Expenses on other real estate owned increased by $184,000 due to additional writedown of property value and maintenance cost.

For the nine month period ended September 30, 2009, noninterest expense increased by $1,660,000 or 15%.  Salaries and employee benefits increased by $192,000 and amortization of core deposits intangible increased by $236,000 compared to the same period last year.  These increases are associated with the branch purchased at the end of March 2009.  On a year-to-date basis, FDIC insurance increased by $441,000 due to increased insurance rates, the expiration of a one-time assessment credit and a special one-time assessment fee.  Other operating expenses increased by $742,000 compared to the same nine month period last year.  The year over year increase in noninterest expense is due in part to the expenses the Company incurred in legal and advisory services costs related to the Company participation in the TARP and the acquisition of its Lithonia, Georgia branch.  The Company also incurred additional marketing, data processing and training cost related to the acquisition.  Benefit expenses associated with participants remaining in the old indexed retirement plan increased by $257,000 due to a change in the index rate.  Other operating expenses also include a judgment in the amount of $64,000 which was levied against the Company for lender liability in the first quarter of 2009 and other losses of $222,000.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2009.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2009.

	Cumulative amounts as of September 30, 2009
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$22,461	$—	$—	$—	$22,461
Certificates of deposit	—	150	—	—	150
Investments	—	3,990	9,251	95,736	108,977
Loans	51,833	34,450	87,004	36,834	210,121
Total interest-sensitive assets	$74,294	$38,590	$96,255	$132,570	$341,709

Interest-sensitive liabilities:
Deposits (a)	$153,375	$87,001	$14,251	$—	$254,627
Other borrowings	—	20,150	—	350	20,500
Total interest-sensitive liabilities	$153,375	$107,151	$14,251	$350	$275,127

Interest-sensitivity gap	$(79,081)	$(68,561)	$82,004	$132,220	$66,582

Cumulative interest-sensitivity gap to total interest-sensitive assets	(23.14)%	(43.21)%	(19.21)%	19.49%	19.49%

(a) Savings, Now, and money market deposits totaling $117,688 are included in the maturing in 3 months classification.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $9,482,000 for the nine month period ended September 30, 2009.  This increase is primarily due to a $7,462,000 investment on March 6, 2009 by the U.S. Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program (the “CPP”). In exchange for this investment, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a $1,000 per share liquidation value.  Accumulated other comprehensive income, net of taxes increased by $1,901,000 to $1,976,000 during the first nine months of 2009.  This increase is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio. Retained earnings increased by $77,000 representing an increase in net income of $641,000, partially offset by a dividend of $0.19 per common share to common stockholders totaling $399,000 and a $165,000 dividend paid to the Treasury under the CPP.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16%, 15% and 10% at September 30, 2009 compared to 15%, 13% and 10% at December 31, 2008, respectively.  At September 30, 2009, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4T.               CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended September 30, 2009, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

CITIZENS BANCSHARES CORPORATION

Date: November 13, 2009	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: November 13, 2009	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer