Form 10-K
period 2009-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2010-03-31
CIK 813640

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by checkmark if the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         The number of shares outstanding for each of the registrant's classes of common stock as of March 15, 2010 was: 2,012,534 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $4.25 per share on June 30, 2009, was approximately $5,467,000.

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated : (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Proxy Statement for 2010 Annual Meeting of Shareholders

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

        The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see "Risk Factors" on page 14.

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

        Over the years, the Company has completed several acquisitions. On January 30, 1998, the Company merged with First Southern Bancshares, Inc., whose banking subsidiary, First Southern Bank simultaneously merged into the Bank. On March 10, 2000, the Company acquired certain assets and all of the deposits of Mutual Federal Savings Bank, a failing minority bank, from the Federal Deposit Insurance Corporation. On February 28, 2003, the Company acquired CFS Bancshares, Inc., a minority-owned savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank. This acquisition has resulted in a significant expansion of the Company's market area. On March 27, 2009, the Bank acquired the Lithonia, Georgia branch of The Peoples Bank.

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

Investments

        As of December 31, 2009, investment securities comprised approximately 31% of the Bank's assets, with loans (net of loan loss reserves) comprising approximately 52% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, government-sponsored enterprises securities and other taxable securities.

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

Employees

        As of December 31, 2009, the Bank had 134 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

        Federal Reserve Debt Restrictions.    The Company must receive the prior written approval of the Federal Reserve before it incurs additional debt. These restrictions also prohibit us from paying dividends or redeeming or repurchasing shares of our capital stock without the prior written approval of the Federal Reserve.

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

        Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories in which all institutions are placed: Well Capitalized, Adequately Capitalized, Undercapitalized, Significantly Undercapitalized and Critically Undercapitalized.

        As a bank's capital condition deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed.

        As of December 31, 2009, the Bank was considered well-capitalized.

        A "well-capitalized" bank is one that exceeds all of its required capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6% and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as "adequately capitalized" based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices or has not adequately corrected a prior deficiency.

        An "adequately capitalized" bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 4% and a tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC. Institutions that are not well-capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, an adequately capitalized bank may be forced to comply with certain operating restrictions similar to those placed on undercapitalized banks.

        An "undercapitalized" bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a consent order and other formal supervisory sanctions. An undercapitalized bank must submit a capital restoration plan to regulatory authorities; be closely monitored by regulatory authorities regarding its capital restoration plan, financial condition and operational restrictions; restrict asset growth in accordance with an approved capital restoration plan; and obtain prior regulatory approval for acquisitions, branching and new lines of business. In addition, an undercapitalized bank becomes subject to additional discretionary safeguards that may be imposed by its regulatory authorities, which may:

  •
  prohibit capital distributions;

  •
  prohibit payment of management fees to a controlling person;

  •
  require a capital restoration plan within 45 days of becoming undercapitalized;

  •
  restrict or prohibit asset growth, or require a bank to shrink;

  •
  require prior approval by the primary federal regulator for acquisitions, branching and new lines of business;

  •
  require sale of securities, or, if grounds for conservatorship or receivership exist, direct the bank to merge or be acquired;

  •
  restrict affiliate transactions;

  •
  restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

  •
  require the institution to elect new directors, dismiss directors or senior executive officer or employ qualified senior executive officers to improve management;

  •
  prohibit the acceptance of deposits from correspondent banks;

  •
  require prior approval of capital distributions by holding companies;

  •
  require holding company divestiture of the bank, bank divestiture of subsidiaries, and/or holding company divestiture of other affiliates;

  •
  require the bank to take any other action the federal regulator determines will "better achieve" prompt corrective action objectives;

  •
  prohibit material transactions outside the usual course of business;

  •
  prohibit amending the bylaws/charter of the bank;

  •
  prohibit any material changes in accounting methods; and

  •
  prohibit golden parachute payments, excessive compensation and bonuses.

        A "significantly undercapitalized" bank, in addition to being subject to the restrictions applicable to undercapitalized institutions, is subject to additional restrictions on the compensation it is able to pay to its senior executive officers.

        A "critically undercapitalized" bank, in addition to being subject to the restrictions applicable to undercapitalized and significantly institutions, is further prohibited from doing any of the following without the prior written approval of the FDIC:

  •
  entering into any material transaction other than in the ordinary course of business;

  •
  extending credit for any highly leveraged transaction;

  •
  amending the institution's charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation or order;

  •
  making any material change in accounting methods;

  •
  engaging in certain types of transactions with affiliates;

  •
  paying excessive compensation or bonuses;

  •
  paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors;

  •
  making any principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized;

        In addition, the FDIC may impose additional restrictions on critically undercapitalized institutions consistent with the intent of the prompt corrective action regulations. Once an institution has become critically undercapitalized, the FDIC will, subject to certain narrow exceptions such as a material capital remediation, initiate the resolution of the institution.

        FDIC Insurance Assessments.    The Bank's deposits are insured by the Deposit Insurance Fund (the "DIF") of the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 77.5 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 43 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

        The FDIC's assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor. The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

        On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution's assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution's assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. The FDIC has indicated that the prepayment of DIF assessments will be in lieu of additional special assessments, although there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

        The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation ("FICO"). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2009 ranged from 1.14 cents to 1.02 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

        The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. The FDIC has proposed maintaining current assessment rates through December 31, 2010, followed by a uniform increase in risk-based assessment rates of three basis points effective January 1, 2011.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        FDIC Temporary Liquidity Guarantee Program.    On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent "systemic risk" in the U.S. banking system, approved the Temporary Liquidity Guarantee Program ("TLGP"). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

        The Debt Guarantee Program:    Under the Temporary Liquidity Guarantee Program, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Company and the Bank are participating in the Debt Guarantee component of the TLGP.

        The Transaction Account Guarantee Program:    Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally set to expire on June 30, 2009, but was subsequently extended to June 30, 2010. For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. The Bank is participating in the Transaction Account Guarantee component of the TLGP.

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

Capital Adequacy

        The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve for member banks and bank holding companies. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated assets are less than $500 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

        The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%. A bank that fails to meet the required minimum guidelines is classified as undercapitalized and is subject to operating and managerial restrictions. A bank that maintains a ratio of total capital to risk-weighted assets of 10% or more is classified as well capitalized.

        Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2009, our ratio of total capital to risk-weighted assets was 16% and our ratio of Tier 1 Capital to risk-weighted assets was 15%.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2009, the Company's leverage ratio was 10%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

        Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.

As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "—Prompt Corrective Action" above for a summary of the restriction to which we would become subject if our capital condition were to significantly deteriorate.

Payment of Dividends

        The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company, its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders. Currently, the Company must request the approval of the Federal Reserve and the Georgia Department of Banking and Finance before paying any dividend to shareholders.

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

        When the Company received a capital investment from the United States Department of the Treasury in exchange for Preferred Stock under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on March 6, 2009, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that for as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company's common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury's consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock.

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

ITEM 1A.    RISK FACTORS

        An investment in the Company's common stock involves a high degree of risk. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

        Investors should consider carefully the risks described below and the other information in this report before deciding to invest in the Company's common stock.

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

If the value of real estate in our core market were to further decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

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

        At December 31, 2007, we had a total of $2.4 million of OREO, and at December 31, 2008, we had a total of $3.9 million of OREO, reflecting a $1.5 million increase, or 62%, from 2007 to 2008. At December 31, 2009, we had a total of $10.8 million of OREO, reflecting a $6.9 million increase, or 176%, from 2008 to 2009. This increase in OREO is due, among other things, to the continued deterioration of the residential and commercial real estate markets and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise will increase. Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2010. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

Additional growth or deterioration in the value of assets may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

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

        We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors' accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as assets mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Home Loan Bank. If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds. Due to the limited availability of liquidity as a result of the subprime mortgage crisis, our access to additional borrowed funds may be limited and we may be required to pay above market rates for additional borrowed funds, which may adversely impact our results of operations.

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

Our net interest income could be negatively affected by the Federal Reserve's interest rate adjustments, as well as by competition in our market area.

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

        Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which could reduced our net interest income in the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2010, we expect margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

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

We may be required to pay significantly higher FDIC premiums or remit special assessments that could adversely affect our earnings.

        Market developments have significantly depleted the FDIC's Deposit Insurance Fund ("DIF") and reduced its ratio of reserves to insured deposits. The FDIC's assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor. The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

        On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution's assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution's assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. There can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future. If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A further downgrade in our regulatory condition could also cause our assessment to materially increase.

A further economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

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

        We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank. Currently, we must receive the prior approval of the Federal Reserve and the Georgia Department of Banking and Finance before paying any dividends.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

        The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia, which is leased. In addition to its main branch, the Bank also operates ten other branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 3065 Stone Mountain Street, Lithonia, Georgia, which is owned by the Bank; the office located at 3172 Macon Road, Columbus, Georgia, which is leased; the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. In the opinion of management, all of these properties are adequately insured.

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

        No matter was submitted to a vote of security holders during the fourth quarter of 2009.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2008. The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
Fiscal year ended December 31, 2008
March 31, 2008	$9.00	$8.10
June 30, 2008	$10.25	$8.16
September 30, 2008	$8.25	$6.00
December 31, 2008	$6.00	$2.50
Fiscal year ended December 31, 2009
March 31, 2009	$4.76	$2.51
June 30, 2009	$5.70	$3.10
September 30, 2009	$5.75	$4.75
December 31, 2009	$5.01	$3.01

        As of March 15, 2010, there were approximately 1,342 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

        The Company paid an annual cash dividend of $0.19 per share in 2008 and 2009. The Company's dividend declaration in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. Further, the Company must receive the prior regulatory approval before declaring or paying any dividend to its shareholders. See "Description of Business—Bank Regulation."

        The Company issued 3,382 shares of unregistered common stock from treasury stock to the Company's Employee Stock Purchase Plan during 2009 at an average price of $2.40 per share.

        The Company purchased 1,000 shares of its common stock at an average price of $3.01 per share during 2009.

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

Forward Looking Statements

        In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Also, statements that do not describe historical or current facts, including statements about future levels of revenues, net interest margin, FDIC and other regulatory expense, and credit quality are forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, these statements often include the words "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "initiatives," "potentially," "probably," "projects," "outlook" or similar expressions or future conditional verbs such as "may," "will," "should," "would," and "could" and similar expressions are intended to identify forward-looking statements.

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

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2009, 2008, or 2007.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. The Company has 5 private label collateralized mortgage obligation (CMO) securities which have been in a loss position for twelve months or more. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2009, 2008 or 2007.

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

        Other Real Estate Owned—Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings.

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

	Years ended December 31,
	2009	2008	2007
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$15,132	$13,555	$14,003

Provision for loan losses	$2,960	$2,489	$—

Net income available to common shareholders	$715	$1,023	$2,856

Per share data:
Net income per common share	$0.34	$0.49	$1.37

Book value per common share	$16.54	$16.03	$15.83

Cash dividends declared per common share	$0.19	$0.19	$0.19

Balance sheet data:
Loans, net of unearned income	$204,313	$214,964	$238,211

Deposits	$326,012	$281,913	$279,599

Notes payable	$—	$240	$340

Advances from Federal Home Loan Bank	$14,495	$28,713	$18,944

Total assets	$387,540	$348,095	$338,384

Average stockholders' equity	$40,350	$33,128	$30,927

Average assets	$378,049	$342,853	$336,817

Ratios:
Net income to average assets	0.19%	0.30%	0.85%
Net income to average stockholders' equity	1.77%	3.09%	9.23%
Dividend payout ratio per common share	55.86%	38.90%	13.90%
Average stockholders' equity to average assets	10.67%	9.66%	9.18%

        In 2009, the Company reported net income per common share of $715,000, a 30 percent decrease over net income per common share of $1,023,000 reported in 2008, which represented a 64 percent decrease over 2007 net income per common share. The year over year decrease in 2009 net income per common share is attributed to a $471,000 or 19 percent increase in the provision for loan losses the Company recorded due to a continued decline in credit quality of certain loans receivables. Also, the Company accrued $312,000 of preferred dividends due to the U.S. Department of the Treasury related to the TARP in which the Company is a participant. There were no preferred dividends accrued in 2008 and 2007. Basic and diluted earnings per common share were $0.34 and $0.49 for 2009 and 2008, respectively. Pretax income for 2009 decreased by $211,000 compared to 2008, representing a 20 percent decline to $852,000. The Company recognized an income tax benefit of $175,000 in 2009 compared to an income tax expense of $40,000 in 2008. The income tax benefit recognized for 2009 is due to a $649,000 or 88 percent increase in tax-exempt interest income compared to 2008.

        The Company has maintained its strong capital position during this unprecedented financial crisis that has affected the banking system and financial markets. The ratio of average stockholders' equity to average assets is one measure used to determine capital strength. The Company's average stockholders' equity to average assets ratio for 2009, 2008 and 2007 was 10.67 percent, 9.66 percent and 9.18 percent, respectively. Another key capital ratio, the Company's 2009 net income to average stockholders' equity (return on equity), was 1.77 percent in a year where many financial institutions had negative returns on equity. The Company's return on equity in previous years was 3.09 percent and 9.23 percent in 2008 and 2007, respectively.

        The following statistical information is provided for the Company for the years ended December 31, 2009, 2008 and 2007. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K. Some of the financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report (amounts in thousands).

	2009			2008			2007
	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Loans, net(a)	$206,469	$14,106	6.83%	$218,956	$15,878	7.25%	$223,687	$18,680	8.35%
Investment securities:
Taxable	73,817	3,398	4.60%	66,039	3,232	4.89%	54,973	2,596	4.72%
Tax-exempt(b)	35,536	2,102	5.91%	18,746	1,119	5.97%	19,793	1,225	6.19%
Interest bearing deposits	23,087	63	0.27%	6,399	133	2.07%	5,983	308	5.15%

Total interest-earning assets	338,909	$19,669	5.80%	310,140	$20,362	6.57%	304,436	$22,809	7.50%
Other non-interest earning assets	39,140			32,713			32,381

Total Assets	$378,049			$342,853			$336,817

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand and savings	$110,243	$861	0.78%	$101,854	$1,607	1.58%	$104,314	$2,211	2.12%
Time	138,433	2,854	2.06%	132,462	4,537	3.43%	120,819	5,150	4.26%
Other borrowings	22,733	107	0.47%	11,394	282	2.47%	14,817	1,027	6.93%

Total interest bearing liabilities	$271,409	$3,822	1.41%	$245,710	$6,426	2.62%	$239,950	$8,388	3.50%
Other non-interest bearing liabilities	66,290			64,015			63,679
Stockholders' equity(c)	40,350			33,128			33,188

Total liabilities and stockholders' equity	$378,049			$342,853			$336,817

Excess of interest-earning assets over Interest-bearing liabilities	$67,500			$64,430			$64,486

Ratio of interest-earning assets to Interest-bearing liabilities	124.87%			126.22%			126.87%

Net interest income		$15,847			$13,936			$14,421

Net interest spread			4.39%			3.95%			4.00%

Net interest yield on interest earning assets			4.68%			4.49%			4.74%

(a)
Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are also included.

(b)
Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(c)
Includes both voting and non-voting common stock and preferred stock

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

        The following table sets forth, for the year ended December 31, 2009, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

				Due to Change in(a)
	December 31,
			Increase (decrease)
	2009	2008		Volume	Rate
Interest earned on:
Loans, net	$14,106	$15,878	$(1,772)	$(879)	$(893)
Taxable investment securities	3,398	3,232	166	369	(203)
Tax-exempt investment securities(b)	2,102	1,119	983	998	(15)
Interest bearing deposits	63	133	(70)	196	(266)

Total interest income	19,669	20,362	(693)	684	(1,377)

Interest paid on:
Savings & interest-bearing demand deposits	861	1,607	(746)	99	(845)
Time deposits	2,854	4,537	(1,683)	164	(1,847)
Other borrowed funds	107	282	(175)	167	(342)

Total interest expense	3,822	6,426	(2,604)	430	(3,034)

Net interest income	$15,847	$13,936	$1,911	$254	$1,657

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

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

        The following table sets forth, for the year ended December 31, 2008, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

				Due to Change in(a)
	December 31,
			Increase (decrease)
	2008	2007		Volume	Rate
Interest earned on:
Loans, net	$15,878	$18,680	$(2,802)	$(369)	$(2,433)
Taxable investment securities	3,232	2,596	636	532	104
Tax-exempt investment securities(b)	1,119	1,225	(106)	(64)	(42)
Interest bearing deposits	133	308	(175)	15	(190)

Total interest income	20,362	22,809	(2,447)	114	(2,561)

Interest paid on:
Savings & interest-bearing demand deposits	1,607	2,211	(604)	(45)	(559)
Time deposits	4,537	5,150	(613)	448	(1,061)
Other borrowed funds	282	1,027	(745)	(161)	(584)

Total interest expense	6,426	8,388	(1,962)	242	(2,204)

Net interest income	$13,936	$14,421	$(485)	$(128)	$(357)

(a)
The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)
Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Financial Condition

        At December 31, 2009, the Company had total assets of $387,540,000 and stockholders' equity was $42,238,000, representing 11 percent of total assets. Book value per common share increased to $16.54 at December 31, 2009 compared to $16.03 at December 31, 2008.

        Interest-bearing deposits with banks increased by $11,333,000 to $20,609,000 at December 31, 2009 compared to last year. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company's liquidity position. The Company monitors it short-term liquidity position daily and closely manage it overnight cash positions in light of the current economic environment.

        During the year, total loans at December 31, 2009 declined by $10,679,000 or 5 percent to $204,477,000 from the prior year. The Company's effort to control and protect its collateral on defaulted loans in order to mitigate loss exposure, as evidenced by the 259 percent increase in additions to foreclosed real estate versus the previous year, was a primary driver of the decline in loans during the year. The decline is also attributed to weak loan demand as a result of the economic environment, which has caused clients to be focused on capital preservation and an allocation of excess funds for debt reduction. The Company remains focused on extending credit to qualified borrowers as businesses and consumers work through the current economic downturn. Despite the reduction in our overall loan portfolio, new loan originations, commitments, and renewals of commercial and consumer loans were approximately $58 million during 2009.

        At December 31, 2009, other real estate owned was $10,837,000, an increase of $6,963,000, compared to December 31, 2008. During 2009, the Company added $8.3 million in foreclosed assets. Subsequent to foreclosure, based on updated market appraisals, $258,000 was charged to expense to write down the value of the foreclosed real estate asset. The Company realized a gain on the sale of foreclosed real estate of $123,000 in 2009 compared to $26,000 in 2008.

        Cash value of life insurance, utilized for a comprehensive compensation program for active and former directors and certain senior officers of the Company, increased $385,000 or 4 percent at December 31, 2009. The increase is due to the earnings on the premiums paid over the life of the insurance contract.

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

        The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2009	2008	2007
	(amounts in thousands)
Available for Sale:
Government-sponsored enterprises securities	$3,000	$—	$6,964
State, county, and municipal securities	43,467	21,365	13,988
Mortgage-backed securities	58,384	66,596	38,725
Corporate securities	7,793	—	—

Totals	$112,644	$87,961	$59,677

	December 31,
	2009	2008	2007
	(amounts in thousands)
Held to Maturity:
Government-sponsored enterprises securities	$—	$—	$2,385
State, county, and municipal securities	3,585	4,003	4,256
Mortgage-backed securities	324	580	733

Totals	$3,909	$4,583	$7,374

        At December 31, 2009 and 2008, investment securities comprised approximately 31 percent and 27 percent of the Company's assets, respectively. The investment portfolio had a fair market value of $116,639,000 and an amortized cost of $115,385,000, resulting in a net unrealized gain of $1,254,000 at December 31, 2009. For the same period in 2008, the investment portfolio had a fair market value of $92,658,000 and an amortized cost of $92,431,000, resulting in a net unrealized gain of $227,000.

        Total investments classified as available for sale had a fair value of $112,644,000 ($111,475,000 amortized cost) at December 31, 2009, compared to a fair value of $87,961,000 ($87,847,000 amortized cost) at December 31, 2008. Investments classified as held to maturity at December 31, 2009 had an amortized cost of $3,909,000 ($3,995,000 estimated fair value), compared to an amortized cost $4,583,000 ($4,697,000 estimated fair value) at December 31, 2008.

        The following table shows the contractual maturities of all investment securities at December 31, 2009 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government-sponsored enterprises securities	$—	—%	$—	—%	$3,000	2.19%	$—	—%
Mortgage-backed securities(a)	297	3.27%	1,446	4.23%	376	3.44%	56,589	4.54%
State, county, and municipal securities	365	3.28%	2,397	4.40%	16,314	5.85%	27,976	6.07%
Corporate securities	3,638	5.62%	4,155	5.74%	—	—%	—	—%

Totals	$4,300		$7,998		$19,690		$84,565

(a)
Mortgage-backed securities have been categorized at their average life according to their projected speed of repayment. Principal repayments will occur at varying dates throughout the terms of the mortgages.

        Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and at the FRB it is 6 percent of the par value of the bank's common stock outstanding and paid-in-capital. These investments are carried at cost and decreased by $30,000 to $2,257,000 in 2009 compared to 2008.

Loans

        The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

	December 31,
	2009	2008	2007	2006	2005
Commercial, financial, and agricultural	$14,282,223	$15,826,477	$9,317,218	$15,485,542	$12,646,712
Installment	9,239,846	10,581,978	12,232,440	12,244,005	10,132,378
Real estate—mortgage	161,229,479	164,822,039	182,120,221	162,091,528	175,739,285
Real estate—construction	19,131,784	21,526,282	32,452,957	29,386,206	18,830,377
Other	593,957	2,399,891	2,387,070	2,229,200	2,163,742

	204,477,289	215,156,667	238,509,906	221,436,481	219,512,494
Less: Net deferred loan fees	163,819	192,550	298,744	324,682	399,127
Allowance for loan losses	4,094,258	4,658,608	2,847,651	3,108,590	3,326,882
Discount on loans acquired from FDIC	—	—	—	—	141,087

	$200,219,212	$210,305,509	$235,363,511	$218,003,209	$215,645,398

        The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

        The largest component of loans in the Company's loan portfolio is real estate mortgage loans. At December 31, 2009 and 2008, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties, totaled $161.2 million and $164.8 million, respectively and represented 78.9 percent and 76.6 percent, respectively of the loans, net of unearned income.

        The Company's loans to area churches were approximately $45.5 million at December 31, 2009 and 42.5 million at 2008, respectively. Loans to local area convenience stores totaled approximately $11.9 million and $12.6 million in 2009 and 2008, respectively. The Company also has approximately $18.4 million and $20.4 million in loans to area hotels at December 31, 2009 and 2008, respectively. These loans are generally secured by real estate. The balance of churches, convenience stores and hotel loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

        The following table sets forth certain information at December 31, 2009, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans (amounts in thousands):

	Due after
	One year or less	Between one and five years	After five years	Total
Commercial, financial, and agricultural	$4,092	$10,056	$134	$14,282
Installment	3,937	5,076	227	9,240
Real estate—mortgage	62,992	60,574	37,663	161,229
Real estate—construction	11,870	7,262	—	19,132
Other	263	331	—	594

	$83,154	$83,299	$38,024	$204,477

Loans due after one year:
Having predetermined interest rates				$91,248
Having floating interest rates				30,075

Total				$121,323

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

        As the economic outlook appears to be stabilizing it remains weak, as evidenced by many key economic indicators. Our local markets continue to experience increased job loss. Notably, the national unemployment rate rose steadily during the year to finish at 10.0% as of December 31, 2009 which is up from a high of 7.4% at the end of 2008. More specifically, the unemployment rate exceeds 10% within many of our markets. Also, declines in real estate values and increases in delinquency levels may continue to impact the levels of our nonperforming assets.

        Despite the challenging economic environment, the Company's nonperforming assets totaled $17,803,000 as of December 31, 2009, a decrease of $2,249,000, or 11 percent, from December 31, 2008. Nonperforming loans as of December 31, 2009 were $6,966,000, a decrease of $9,212,000, or 57 percent, from December 31, 2008. Year to date, the Company has charged-off $3,803,000 of nonperforming loans and wrote down foreclosed assets by $258,000 to their estimated fair value.

        Nonperforming assets represents 8.27 percent of loans, net of unearned income, and real estate acquired through foreclosure at December 31, 2009 as compared to 9.16 percent at December 31, 2008.

        The table below presents a summary of the Company's nonperforming assets:

	December 31,
	2009	2008	2007	2006	2005
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$6,966	$16,178	$5,261	$3,718	$4,143
Past-due loans of 90 days or more	—	—	—	—	—

Nonperforming loans	6,966	16,178	5,261	3,718	4,143
Real estate acquired through foreclosure	10,837	3,874	2,423	130	570

Total nonperforming assets	$17,803	$20,052	$7,684	$3,848	$4,713

Ratios:
Nonperforming loans to loans, net of unearned income	3.41%	7.53%	2.21%	1.68%	1.89%

Nonperforming assets to loans, net of unearned income and real estate acquired through foreclosure	8.27%	9.16%	3.19%	1.74%	2.15%

Nonperforming assets to total assets	4.59%	5.76%	2.27%	1.15%	1.43%

Allowance for loan losses to nonperforming loans	58.77%	28.80%	54.12%	83.61%	80.29%

Potential Problem Loans

        Potential problem loans are included in impaired loans and are loans or industries about which management has become aware of information regarding possible credit issues for borrowers within that industry that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2009 and December 31, 2008, the Company had identified $36.3 million and $7.9 million, respectively, of potential problem loans through its internal review procedures. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses.

Provision and Allowance for Loan Losses

        The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. These estimates for losses are based on individual assets and their cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses as prescribed under the accounting guidance.

        Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates and management's judgment. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a semi-annual basis an independent review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions and individual concentrations of credit.

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

        The provision for loan losses is the periodic cost of increasing the allowance or reserve for the estimated losses on loans in the portfolio. A charge against operating earnings is necessary to maintain the allowance for loan losses at an adequate level as determined by management. The provision is determined based on growth of the loan portfolio, the amount of net loans charged-off, and management's estimation of potential future loan losses based on an evaluation of loan portfolio risks, adequacy of underlying collateral, and economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically reviews the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

        Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. In 2009, based on the Company's evaluation, a provision for loan losses of $2,960,000 was charged against operating earnings compared to $2,489,000 for the same period last year. The increase in the provision for loan losses in 2009 relates to the continued deterioration of liquidity of the borrowers due to job loss and of the collateral value securing the loans due to current economic conditions.

        The Company's allowance for loan losses was approximately $4,094,000 or 2.00 percent of loans receivable, net of unearned income at December 31, 2009, and $4,659,000 or 2.17 percent of loans receivable, net of unearned income at December 31, 2008. Management believes that the allowance for loan losses at December 31, 2009 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

        The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

	December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except financial ratios)
Loans, net of unearned income	$204,313	$214,964	$238,211	$221,112	$218,972

Average loans, net of unearned income, discounts and the allowance for loan losses	$206,464	$218,660	$223,687	$215,002	$208,681

Allowance for loan losses at the beginning of period	$4,659	$2,848	$3,109	$3,327	$3,183
Loans charged-off:
Commercial, financial, and agricultural	72	118	53	144	74
Real estate—loans	3,055	204	242	161	53
Installment loans to individuals	676	470	238	224	321

Total loans charged-off	3,803	792	533	529	448

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	7	24	70	118	121
Real estate—loans	171	41	130	93	84
Installment loans to individuals	100	49	72	70	99

Total loans recovered	278	114	272	281	304

Net loans charged-off	3,525	678	261	248	144
Additions to allowance for loan losses
charged to operating expense	2,960	2,489	—	30	288

Allowance for loan losses at period end	$4,094	$4,659	$2,848	$3,109	$3,327

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	1.71%	0.31%	0.12%	0.12%	0.07%

Ratio of allowance for loan losses to loans, net of unearned income	2.00%	2.17%	1.20%	1.41%	1.52%

Deposits

        Deposits are the Company's primary source of funding loan growth. Total deposits at December 31, 2009 increased by $44,099,000 or 16 percent, to $326,012,000. On an average basis, total average deposits increased by $16,489,000 or 6 percent to $311,190,000 in 2009, driven by the acquisition of a local branch in the Company's market area. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Average noninterest-bearing deposits increased by $2,129,000 to $62,514,000 in 2009 compared to 2008. Average interest-bearing deposits increased by $14,360,000 to $248,676,000 in 2009 compared to 2008. As a result of the high level of core deposits, the bank has a net interest margin of 4.68 percent on a tax equivalent basis, which is well above its internal comparative peer group.

        The Company is participating in the Temporary Liquidity Guarantee Program's full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) regardless of dollar amount through June 30, 2010. In addition, the Company participates in Certificate of Deposit Account Registry Services (CDARS"), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments of up to $50 million. At December 31, 2009, the Company had $8,112,000 in CDARS deposits.

        The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2009:

3 months or less	$30,665
Over 3 months through 6 months	22,603
Over 6 months through 12 months	37,280
Over 12 months	4,005

Total	$94,553

        For additional information about the Company's deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

        While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2009, the Company's average borrowed funds increased by $11,339,000 to $22,733,000 from $11,394,000 in 2008. The average interest rate on other borrowings was 0.47 percent in 2009 and 2.47 percent in 2008. Other borrowings consist of Federal funds purchased, short-term borrowings and Federal Home Loan Bank (the "FHLB") advances. The Bank had an average outstanding advance from the FHLB of $22,537,000 in 2009 and $10,920,000 in 2008. The maximum balance outstanding as of any month-end was $28,211,000. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 and multi-family mortgages and certain commercial real estate loans and investment securities.

        For additional information regarding the Company's other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

        The following tables identify the Company's aggregated information about contractual obligations and loan commitments at December 31, 2009.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
FHLB advances	$14,150,000	$—	$—	$345,372	$14,495,372
Operating leases	482,304	1,011,139	1,024,147	841,501	3,359,091

	$14,632,304	$1,011,139	$1,024,147	$1,186,873	$17,854,463

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Commitments to extend credit	$16,850,678	$6,405,696	$801,862	$52,764	$24,111,000
Commercial letters of credit	3,080,727	25,273	—	—	3,106,000

	$19,931,405	$6,430,969	$801,862	$52,764	$27,217,000

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

        The Company has access to various capital markets. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank's prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Currently, the Company must request Federal Reserve and the Georgia Department of Banking and Finance approval before paying dividends to its shareholders. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

        Regarding the Temporary Liquidity Guarantee Programs offered by the FDIC, the Company opted into the program providing full coverage (regardless of dollar amount) of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) through June 30, 2010. This program will further stabilize and strengthen our liquidity position.

Capital Resources

        Stockholders' equity increased by $8,580,000 or 25 percent during 2009. This increase is largely due to a $7,462,000 investment on March 6, 2009 by the U.S. Department of the Treasury ("Treasury") under the TARP Capital Purchase Program (the "CPP"). In exchange for this investment, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a $1,000 per share liquidation value. Accumulated other comprehensive income, net of taxes increased by $697,000 to $771,000 during 2009. This increase is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company's available for sale securities portfolio. Retained earnings increased by $369,000 as a result of $1,027,000 in net income in 2009 which was partially offset by cash dividends to common and preferred shareholders.

        Dividends of $399,000 were paid on the Company's common stock in 2009, consistent with the $398,000 dividend paid in 2008. The annual dividend payout rate was $0.19 per common share in 2009 and 2008. The dividend payout ratio was 56 percent and 39 percent for 2009 and 2008, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. As discussed above, regulatory approval is needed prior to the payment of any dividends. In addition, during 2009, we paid cash dividends totaling $258,000 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the Treasury.

        A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders' equity to average assets for 2009 was 10.67 percent compared with 9.66 percent in 2008.

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

        At December 31, 2009 our ratio of total capital to risk-weighted assets was 16 percent, our ratio of Tier 1 Capital to risk-weighted assets was 15 percent and our leverage ratio was 10 percent.

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

        Net interest income, on a fully tax-equivalent basis, accounted for 72 percent of net interest income and noninterest income before provision for loan losses in 2009 and 2008. It represented 75 percent of net interest income and noninterest income before provision for loan losses in 2007. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company's Asset/Liability Management Committee ("ALCO") is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, the demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates strategies that are intended to implement objectives set forth in the asset/liability management policy to appropriately ensure the Company is properly positioned to react to changing interest rates and inflationary trends.

        The following table represents the Company's net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2009, 2008, 2007 (amount in thousands).

	Years ended December 31,
	2009	2008	2007
Interest Income	$18,954	$19,982	$22,392
Tax-equivalent adjustment	715	380	417

Interest income, tax-equivalent basis	19,669	20,362	22,809
Interest expense	(3,822)	(6,426)	(8,388)

Net interest income, tax equivalent basis	15,847	13,936	14,421
Provision for loan losses	(2,960)	(2,489)	—
Noninterest income	6,153	5,368	4,807
Noninterest expense	(17,473)	(15,372)	(15,139)

Income before income taxes	1,567	1,443	4,089

Income tax expense	175	(40)	(816)
Tax-equivalent adjustment	(715)	(380)	(417)

Income tax expense, tax-equivalant basis	(540)	(420)	(1,233)

Net income	$1,027	$1,023	$2,856

        Net interest income on a tax-equivalent basis increased by $1,911,000 in 2009 compared to a decrease of $485,000 in 2008. This increase is primarily due to the Company's stable core deposit base which has a high percentage of non-interest bearing deposits. Also, the Company benefited from being able to reduce its deposits rates on its interest-bearing products while maintaining its deposit base as customers seek the security of bank deposits in well capitalized and financially strong banks. As a result, the Company's net interest yield on a tax-equivalent basis on earning assets in 2009 increased to 4.68 percent compared to 4.49 percent in 2008. The net interest yield on a tax-equivalent basis was 4.74 percent in 2007.

        Total interest income on a tax equivalent basis decreased $693,000 or 3 percent in 2009 and $2,447,000 or 11 percent in 2008. During 2009, the interest rate environment was characterized by lower rates, yet a steeper yield curve versus 2008. The Company took advantage of the steeper yield curve, increasing its average securities available for sale holdings by $24 million during the year, resulting in a 31 percent increase over 2008.

        Total interest expense on a tax equivalent basis decreased $2,604,000 or 41 percent in 2009 and $1,962,000 or 23 percent in 2008 due to the repricing of interest-bearing liabilities in a lower rate environment.

Noninterest Income

        Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income increased by $785,000 or 15 percent in 2009 to $6,153,000, compared to 2008, driven largely by gains on sales of securities that did not occur at the same volume in 2008. Noninterest income totaled $5,368,000 in 2008, an increase of $561,000 or 12 percent over the 2007 amount primarily due to service charges on deposits.

        Service charges on deposit accounts, the major component of noninterest income, decreased by $132,000 or 3 percent in 2009 compared to an increase of $847,000 or 25 percent in 2008. The decrease in service charges on deposit accounts is primarily due to a reduction in overdraft fees. In 2009, net overdraft fees totaled $3,056,000, a decrease of $71,000 compared to the same period last year. Overdrafts fees, due to their nature, fluctuate monthly based on the short-term loan need of the customers. The Company also experienced a decline in the fees it earns on checking accounts of $30,000 or 3 percent compared to 2008 as customers switched to the Company's free checking account. In 2009, fees earned on checking accounts totaled $850,000 compared to $880,000 in 2008.

        The Company experienced a gain on the sale of securities of $676,000 and $43,000 in 2009 and 2008, respectively, compared to a loss of $30,000 in 2007. During 2009, as part of its asset/liability strategy, the Company had opportunities to reposition its investment portfolio to manage its duration and to purchase securities it believes have higher relative value and liquidity. The Company also realized gains of $123,000, $26,000 and $47,000 in 2009, 2008 and 2007, respectively, on the sale of assets. These transactions primarily represent the liquidation of repossessed assets and foreclosed properties.

        Other operating income increased by $185,000 or 18 percent compared to 2008. The increase is due various components of other operating income such as credit card income, life insurance income and miscellaneous income. In 2008, other operating income decreased by $338,000 or 24 percent primarily due to a decrease in commitment fees to extend credit and fees earned on official checks due to volume and lower fee rates.

Noninterest Expense

        Noninterest expense increased by $2,101,000 in 2009, or 14 percent, compared to 2008. The year over year increase in noninterest expense is due in part to the expenses the Company incurred in legal and advisory services costs related to the Company participation in the TARP and the acquisition of its Lithonia, Georgia branch and higher FDIC insurance assessments. The Company also incurred additional marketing, data processing and training cost related to the acquisition.

        Salaries and employee benefits expense increased by $447,000, or 6 percent, in 2009 due to an increase in the Company's full-time employees (FTE) as a result of a branch acquisition. In 2008, salaries and employee benefits expense decreased by $237,000 or 3 percent due to a reduction in the Company's FTE compared to the previous year.

        Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company's premises and equipment. Occupancy and equipment expense increased $146,000 in 2009 due to higher than anticipated equipment maintenance cost and the additional operating cost of the branch acquired. In an effort to reduce its equipment maintenance cost, the Company negotiated a flat monthly fee service contract for maintenance. Occupancy and equipment expense was relatively flat in 2008, increasing by only $8,000.

        Other real estate related expenses were $587,000 and $584,000 in 2009 and 2008, respectively. Due to the current economic conditions and the deterioration in real estate values in the Company's market area, the Company continues to experience increases in OREO activity. In 2009, writedowns of OREO properties to their approximate market values decreased by $167,000 to $258,000 compared to 2008. However, this decrease was offset by higher property taxes and maintenance cost of the OREO properties.

        Other operating expenses increased by $1,504,000 or 28 percent in 2009 compared to 2008. On a year over year basis, FDIC insurance increased by $544,000 due to increased insurance rates, the expiration of a one-time assessment credit and a special one-time assessment fee. Amortization of core deposits intangible and legal and advisory services associated with the branch purchase increased by $354,000 and $198,000, respectively, compared to the same period last year. Benefit expenses associated with retirement plans increased by $343,000. Other operating expenses increased slightly by $57,000, or 1 percent, in 2008 compared to 2007.

Income Taxes

        Income taxes decreased by $215,000 as the Company recorded a tax benefit of $175,000 for the year ended December 31, 2009 compared to a tax expense of $40,000 in 2008. The effective tax rate as a percentage of pretax income was a negative 21 percent in 2009, and 4 percent in 2008. The statutory federal rate was 34 percent during 2009, 2008 and 2007. The decease in the effective tax rate in 2009 is primarily due to tax-exempt interest income from investment securities and life insurance policies. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, notes thereon, and independent auditors report are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Controls

        There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The responses to this Item are included in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, under the headings "Election of Directors," "Executive Officers," "Beneficial Ownership of Common Stock," "Information About the Board and its Committees" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and are incorporated herein by reference.

        The Company has adopted a Code of Business Conduct and Ethics that applies to its senior management, including its principal executive, financial and accounting officers. A copy may also be obtained, without charge, upon written request addressed to Citizens Bancshares Corporation, 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303, Attention: Corporate Secretary. The request may also be delivered by fax to the Corporate Secretary at (404) 575-8311.

        There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's board of directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The responses to this Item are included in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders under the heading "Executive Compensation" and "Election of Directors" and are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The responses to this item are included in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders under the heading "Beneficial Ownership of Common Stock" and are incorporated herein by reference.

        The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2009.

	Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	109,503 shares	$10.20	215,107 shares
Equity compensation plans not approved by security holders	14,000 shares	$9.88	None
Total	123,503 shares	$10.16	215,107 shares

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The responses to this Item are included in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders under the heading, "Certain Transactions" and "Director Independence" and are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to the Company's independent accountants is set forth in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders under the heading "Accounting Matters" and are incorporated herein by reference.

Citizens Bancshares Corporation
and Subsidiary

Consolidated Financial Statements as of
December 31, 2009 and 2008 and for Each of the
Three Years in the Period Ended December 31, 2009

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Citizens Bancshares Corporation and subsidiary's internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Columbia, South Carolina
March 30, 2010

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Cash and due from banks, including reserve requirements of $300,000 at December 31, 2009 and 2008, respectively	$6,461,413	$6,869,917
Interest-bearing deposits with banks	20,608,698	9,275,933
Certificates of deposit	150,000	345,000
Investment securities available for sale, at fair value (amortized cost of $111,475,160 and $87,847,328 at December 31, 2009 and 2008, respectively)	112,644,032	87,960,590
Investment securities held to maturity, at cost (estimated fair value of
$3,995,271 and $4,696,921 at December 31, 2009 and 2008, respectively)	3,909,369	4,583,310
Other investments	2,257,350	2,287,450
Loans receivable—net	200,219,212	210,305,509
Premises and equipment—net	7,824,566	7,536,703
Cash surrender value of life insurance	10,465,296	10,080,396
Other real estate owned—net	10,836,771	3,874,138
Other assets	12,162,806	4,976,480

	$387,539,513	$348,095,426

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Noninterest-bearing deposits	$58,400,979	$54,785,845
Interest-bearing deposits	267,611,275	227,126,917

Total deposits	326,012,254	281,912,762
Accrued expenses and other liabilities	4,793,528	3,572,301
Notes payable	—	239,647
Advances from Federal Home Loan Bank	14,495,372	28,712,560

Total liabilities	345,301,154	314,437,270

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock—No par value; 10,000,000 shares authorized; Series A, 7,462 shares issued and outstanding	7,462,000	—
Common stock—$1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230,065	2,230,065
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding	90,000	90,000
Nonvested restricted common stock	(51,532)	—
Additional paid-in capital	7,706,990	7,611,405
Retained earnings	25,834,325	25,465,012
Treasury stock, at cost, 217,531 and 219,913 shares at December 31, 2009 and 2008, respectively	(1,804,941)	(1,813,080)
Accumulated other comprehensive income, net of income taxes	771,452	74,754

Total stockholders' equity	42,238,359	33,658,156

	$387,539,513	$348,095,426

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
Interest income:
Loans, including fees	$14,105,571	$15,877,899	$18,679,566
Investment securities:
Taxable	3,380,591	3,158,524	2,496,921
Tax-exempt	1,387,110	738,335	808,750
Dividends	17,633	73,839	98,915
Interest-bearing deposits	63,230	132,742	307,512

Total interest income	18,954,135	19,981,339	22,391,664

Interest expense:
Deposits	3,715,472	6,144,341	7,360,882
Other borrowings	106,876	281,749	1,026,961

Total interest expense	3,822,348	6,426,090	8,387,843

Net interest income	15,131,787	13,555,249	14,003,821
Provision for loan losses	2,960,237	2,489,000	—

Net interest income after provision for loan losses	12,171,550	11,066,249	14,003,821

Noninterest income:
Service charges on deposits	4,115,027	4,246,533	3,399,147
Gains (losses) on sales of securities	676,425	42,532	(30,299)
Gains on sales of assets	123,248	26,053	47,277
Other operating income	1,237,825	1,052,905	1,391,356

Total noninterest income	6,152,525	5,368,023	4,807,481

Noninterest expense:
Salaries and employee benefits	7,460,661	7,013,296	7,250,732
Occupancy and equipment	2,536,700	2,390,647	2,382,168
Other real estate owned, net	587,147	583,654	179,301
Other operating expenses	6,888,116	5,383,959	5,326,796

Total noninterest expense	17,472,624	15,371,556	15,138,997

Income before income taxes	851,451	1,062,716	3,672,305
Income tax expense (benefit)	(175,114)	39,564	816,385

Net income	1,026,565	1,023,152	2,855,920
Preferred dividends accrued	311,953	—	—

Net income available to common stockholders	$714,612	$1,023,152	$2,855,920

Net income per common share—basic and diluted	$0.34	$0.49	$1.37

Weighted average outstanding shares:
Basic	2,102,677	2,095,753	2,089,906
Diluted	2,114,002	2,095,753	2,089,906

The accompanying notes are an integral part of these consolidated financial statements.

 CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

					Nonvoting Common Stock
	Preferred Stock		Common Stock							Treasury Stock
							Restricted Stock	Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance—December 31, 2006	—	$—	2,230,065	$2,230,065	90,000	$90,000	$—	$7,497,239	$22,785,503	(234,442)	$(1,915,416)	$(537,685)	$30,149,706
Net income	—	—	—	—	—	—	—	—	2,855,920	—	—	—	2,855,920
Unrealized holding gains on investment securities available for sale—net of taxes of $290,969	—	—	—	—	—	—	—	—	—	—	—	564,823	564,823
Plus reclassification adjustment for holding losses included in net income—net of taxes of $10,302	—	—	—	—	—	—	—	—	—	—	—	19,997	19,997

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	3,440,740

Cumulative effect of adoption of fair value option	—	—	—	—	—	—	—	—	(173,280)	—	—	—	(173,280)
Stock based compensation expense	—	—	—	—	—	—	—	53,132	—	—	—	—	53,132
Sale of treasury stock	—	—	—	—	—	—	—	3,217	—	6,925	56,577	—	59,794
Dividends declared—$0.19 per share	—	—	—	—	—	—	—	—	(396,893)	—	—	—	(396,893)

Balance—December 31, 2007	—	$—	2,230,065	$2,230,065	90,000	$90,000	$—	$7,553,588	$25,071,250	(227,517)	$(1,858,839)	$47,135	$33,133,199
Net income	—	—	—	—	—	—	—	—	1,023,152	—	—	—	1,023,152
Unrealized holding gains on investment securities available for sale—net of taxes of $28,689	—	—	—	—	—	—	—	—	—	—	—	55,690	55,690
Less reclassification adjustment for holding gains included in net income—net of taxes of $14,461	—	—	—	—	—	—	—	—	—	—	—	(28,071)	(28,071)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	1,050,771

Cumulative effect of adoption of EITF 06-4, net of taxes of $119,210	—	—	—	—	—	—	—	—	(231,409)	—	—	—	(231,409)
Stock based compensation expense	—	—	—	—	—	—	—	57,860	—	—	—	—	57,860
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(6,393)	(44,088)	—	(44,088)
Sale of treasury stock	—	—	—	—	—	—	—	(43)	—	13,997	89,847	—	89,804
Dividends declared—$0.19 per share	—	—	—	—	—	—	—	—	(397,981)	—	—	—	(397,981)

Balance—December 31, 2008	—	$—	2,230,065	$2,230,065	90,000	$90,000	$—	$7,611,405	$25,465,012	(219,913)	$(1,813,080)	$74,754	$33,658,156

 CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

					Nonvoting Common Stock
	Preferred Stock		Common Stock							Treasury Stock
							Restricted Stock	Additional Paid-in Capital	Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount		Total
Net income	—	$—	—	$—	—	$—	$—	$—	$1,026,565	—	$—	$—	$1,026,565
Unrealized holding gains on investment securities available for sale—net of taxes of $588,890	—	—	—	—	—	—	—	—	—	—	—	1,143,139	1,143,139
Less reclassification adjustment for holding gains included in net income—net of taxes of $229,984	—	—	—	—	—	—	—	—	—	—	—	(446,441)	(446,441)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	1,723,263

Stock based compensation expense	—	—	—	—	—	—	—	33,751	—	—	—	—	33,751
Nonvested restricted stock	—	—	—	—	—	—	(51,532)	61,834	—	—	—	—	10,302
Issuance of preferred stock	7,462	7,462,000	—	—	—	—	—	—	—	—	—	—	7,462,000
Sale of treasury stock	—	—	—	—	—	—	—	—	—	2,382	8,139	—	8,139
Dividends declared on preferred stock—$34.583 per share	—	—	—	—	—	—	—	—	(258,061)	—	—	—	(258,061)
Dividends declared on common stock—$0.19 per share	—	—	—	—	—	—	—	—	(399,191)	—	—	—	(399,191)

Balance—December 31, 2009	7,462	$7,462,000	2,230,065	$2,230,065	90,000	$90,000	$(51,532)	$7,706,990	$25,834,325	(217,531)	$(1,804,941)	$771,452	$42,238,359

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$1,026,565	$1,023,152	$2,855,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,960,237	2,489,000	—
Depreciation	787,946	802,833	775,608
Amortization and accretion—net	657,824	172,403	261,054
Provision (benefit) for deferred income taxes	(1,861,536)	(38,247)	(107,428)
Gains on sales and disposals of investments and property—net	(799,671)	(16,479)	(16,980)
Stock based compensation plan	33,751	57,860	53,132
Restricted stock based compensation plan	10,302	—	—
Changes in assets and liabilities, net of acquisition:
Change in other assets	(6,217,438)	442,447	(318,027)
Change in accrued expenses and other liabilities	1,221,223	(1,026,329)	592,391

Net cash provided by (used in) operating activities	(2,180,797)	3,906,640	4,095,670

INVESTING ACTIVITIES:
Net cash and cash equivalents acquired from branch purchase	45,430,851	—	—
Net change in certificates of deposit	195,000	(245,000)	—
Proceeds from the sales and maturities of securities available for sale	44,262,111	30,437,070	12,838,477
Proceed from the maturities of securities held to maturity	668,207	2,783,467	791,643
Purchases of securities available for sale	(67,392,061)	(58,734,948)	(1,439,103)
Net change in other investments	30,100	(445,900)	404,700
Net change in loans	(1,080,510)	20,228,471	(20,729,384)
Purchases of premises and equipment	(1,075,810)	(547,830)	(891,156)
Proceeds from sale of premises and equipment	—	—	178,931
Premiums (paid) and policies surrendered	—	—	(27,942)
Net proceeds from sale of other real estate owned	1,042,478	425,000	1,106,014

Net cash provided by (used in) investing activities	22,080,366	(6,099,670)	(7,767,820)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
FINANCING ACTIVITIES:
Net change in deposits	$(1,331,360)	$2,313,574	$10,578,841
Increase (decrease) in Federal Funds Purchased	—	(2,000,000)	2,000,000
Principal payments on note payable	(239,647)	(100,000)	—
Retirement of junior subordinated debentures	—	—	(5,000,000)
Net increase (decrease) in Federal Home Loan Bank advances	(14,217,188)	9,768,152	(8,064,061)
Common stock dividend paid	(399,191)	(397,981)	(396,893)
Preferred stock dividend paid	(258,061)	—	—
Net sale (purchase) of treasury stock	8,139	45,716	59,794
Proceeds from issuance of preferred stock	7,462,000	—	—

Net cash provided by (used in) financing activities	(8,975,308)	9,629,461	(822,319)

Net change in cash and cash equivalents	10,924,261	7,436,431	(4,494,469)
CASH AND CASH EQUIVALENTS
Beginning of year	16,145,850	8,709,419	13,203,888

End of year	$27,070,111	$16,145,850	$8,709,419

Supplemental disclosures of cash paid during the year for:
Interest	$4,504,692	$6,978,506	$8,224,320
Income taxes	726,057	1,108,000	751,522
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	8,263,447	2,301,661	3,356,212
Change in unrealized gain (loss) on investment securities available for sale—net of tax	696,698	27,619	584,820
Cumulative effect of adoption of fair value option	—	231,409	173,280

The accompanying notes are an integral part of these consolidated financial statements.

(Concluded)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business—Citizens Bancshares Corporation and subsidiary (the "Company") is a holding company that provides a full range of commercial banking to individual and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the "Bank"). The Bank operates under a state charter and serves its customers through eight full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Acquisition—On March 27, 2009, the Company's subsidiary, Citizens Trust Bank ("Citizens"), acquired the Lithonia branch (the "Branch") of The Peoples Bank, a Georgia state bank ("Peoples"). Citizens acquired the in-market deposits of the Branch which totaled approximately $50 million. Under the Agreement, Citizens also acquired the branch office and related real estate and certain personal property at the Branch. The Company recorded a finite lived intangible asset related to the value of deposit accounts acquired of approximately $3,303,000 and is amortizing the amount over 7 years.

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

        Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand and amounts due from banks, interest-bearing deposits with banks and federal funds sold. The Federal Reserve Bank (the "FRB") requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company's daily average balance with the FRB. This reserve requirement represents 3%

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the Company's daily average demand deposit balance between $10.7 million and $55.2 million and 10% of the Company's daily average demand deposit balance above $55.2 million.

        Interest-bearing Deposits with Banks—Substantially all of the Company's interest-bearing deposits with banks represents funds maintained on deposit at the Federal Reserve Bank of Atlanta (the 'FRB") and the Federal Home Loan Bank of Atlanta (FHLB). These funds fluctuate daily and are used to manage the Company's liquidity and borrowing position. Funds can be withdrawn daily for this account and accordingly, the carrying amount of this account is at cost which is deemed to be a reasonable estimate of fair value.

        Other Investments—Other investments consist of Federal Home Loan Bank stock and Federal Reserve Bank stock which are restricted and have no readily determinable market value. These investments are carried at cost.

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2009, 2008, or 2007.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2009, 2008 or 2007.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Other Real Estate Owned—Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transactions in other real estate owned for the years ended December 31, 2009 and 2008 are summarized below:

	Years Ended December 31,
	2009	2008
Balance—beginning of year	$3,874,138	$2,422,865
Additions	8,263,447	2,301,661
Sales	(1,042,478)	(425,000)
Write downs	(258,336)	(425,388)

Balance—end of year	$10,836,771	$3,874,138

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

        The following table presents information about our intangible assets:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$3,676,106	$708,871	$372,679	$301,693

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2009	2008	2007
Aggregate amortization expense of core deposit intangibles	$407,178	$53,240	$111,899

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2010	$489,665
2011	$471,918
2012	$471,918
2013	$471,918
2014 and thereafter	$1,061,816

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

        The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

        Net Income Per Common Share—Basic net income per common share ("EPS") is computed based on net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income available to common stockholders divided by the weighted average number of common and potential common shares. The only potential common share equivalents are those related to stock options and nonvested restricted stock grants. Common share equivalents which are anti-dilutive are excluded from the calculation of diluted EPS.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock Based Compensation—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model. Expected volatility is based on the historical volatility of the Company's stock, using daily price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. The expected dividend yield is based on recent dividend history. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

        There were no options granted in 2009. The Company granted options of 31,000 and 34,500 in 2008 and 2007, respectively. The fair values of these options granted during 2008 and 2007 were $54,000 and $68,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Expected stock price volatility	36.36%	29.45%
Expected dividend yield	1.97	1.74
Risk-free interest rate (weighted average)	3.93	4.66
Expected life of options	6 years	6 years

        On May 28, 2009, the stockholders of the Company approved the Long Term Incentive Plan which provides for the issuance of restricted common stock for performance compensation. In 2009, 13,590 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.55. The 2009 restricted common stock vest at a rate of 33.3% per year, commencing on May 28, 2009. At December 31, 2009, 2,265 restricted shares of common stock were vested.

        Recently Issued Accounting Standards—In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance which restructured generally accepted accounting principles ("GAAP") and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification ("ASC"). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

        The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company does not expect the guidance to have any impact on the Company's financial statements. The ASC was amended in December, 2009, to include this guidance.

        Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity ("VIE") gives it a controlling financial interest that should be included in consolidated financial statements. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were previously available. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the guidance to have any impact on the Company's financial position. An update was issued in December, 2009, to include this guidance in the ASC.

        In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no current plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

        In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

2. INVESTMENT SECURITIES

        Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009:
Government-sponsored enterprises securities	$2,999,065	$935	$—	$3,000,000
State, county, and municipal securities	43,175,233	670,561	378,892	43,466,902
Mortgage-backed securities	57,755,438	1,194,125	565,603	58,383,960
Corporate securities	7,545,424	247,746	—	7,793,170

Totals	$111,475,160	$2,113,367	$944,495	$112,644,032

At December 31, 2008:
State, county, and municipal securities	$21,207,126	$313,022	$155,161	$21,364,987
Mortgage-backed securities	66,640,202	701,802	746,401	66,595,603

Totals	$87,847,328	$1,014,824	$901,562	$87,960,590

        Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009:
State, county, and municipal securities	$3,585,183	$95,958	$13,244	$3,667,897
Mortgage-backed securities	324,186	3,188	—	327,374

Totals	$3,909,369	$99,146	$13,244	$3,995,271

At December 31, 2008:
State, county, and municipal securities	$4,002,790	$117,604	$10,878	$4,109,516
Mortgage-backed securities	580,520	6,885	—	587,405

Totals	$4,583,310	$124,489	$10,878	$4,696,921

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

2. INVESTMENT SECURITIES (Continued)

        The amortized costs and fair values of investment securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$296,960	$298,866	$3,908,438	$4,003,528
Due after one year through five years	27,226	28,509	7,737,778	7,970,717
Due after five years through ten years	3,585,183	3,667,896	15,807,877	16,105,203
Due after ten years	—	—	84,021,067	84,564,584

	$3,909,369	$3,995,271	$111,475,160	$112,644,032

        Gross realized gains on securities were $687,305, $96,267, and $2,578 in 2009, 2008, and 2007, respectively. Gross realized losses on securities were $10,880, $53,735 and $32,877 in 2009, 2008, and 2007, respectively.

        Investment securities with carrying values of approximately $86,127,000 and $88,964,000 at December 31, 2009 and 2008, respectively, were pledged to secure public funds on deposit and for other purposes as required by law, FHLB advances and a $30.6 million line of credit at the Federal Reserve Bank discount window.

        Those investment securities held to maturity and available for sale which have an unrealized loss position at December 31, 2009 and 2008 are detailed below:

At December 31, 2009:

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securites	$14,780,531	$(128,034)	$4,832,261	$(437,569)	$19,612,792	$(565,603)
Municipal securities	13,863,922	(352,714)	283,435	(26,178)	14,147,357	(378,892)

Total	$28,644,453	$(480,748)	$5,115,696	$(463,747)	$33,760,149	$(944,495)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

2. INVESTMENT SECURITIES (Continued)

Securties Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	$—	$—	$266,756	$(13,244)	$266,756	$(13,244)

Total	$—	$—	$266,756	$(13,244)	$266,756	$(13,244)

At December 31, 2008:

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securites	$17,022,585	$(719,016)	$1,337,111	$(27,385)	$18,359,696	$(746,401)
Municipal securities	4,016,033	(155,161)	—	—	4,016,033	(155,161)

Total	$21,038,618	$(874,177)	$1,337,111	$(27,385)	$22,375,729	$(901,562)

Securties Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	$269,122	$(10,878)	$—	$—	$269,122	$(10,878)

Total	$269,122	$(10,878)	$—	$—	$269,122	$(10,878)

        Securities classified as available for sale are recorded at fair market value and held to maturity securities are recorded at amortized cost. At December 31, 2009 and 2008, the Company had 9 and 5 investment securities, respectively, that were in an unrealized loss position for more than 12 months. Of the 9 investment securities that were in an unrealized loss position for more than 12 months in 2009, 5 were private label collateralized mortgage obligation (CMO) securities. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

2. INVESTMENT SECURITIES (Continued)

        We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. Fair values of the investment securities portfolio could decline in the future if the underlying performance of the collateral for collateralized mortgage obligations or other securities deteriorates and the levels do not provide sufficient protection for contractual principal and interest. As a result, there is risk that an other-than-temporary impairment may occur in the future particularly in light of the current economic environment.

        The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell those securities before recovery of its amortized cost. The Company believes, based on industry analyst reports and credit ratings, that it will continue to receive scheduled interest payments as well as the entire principal balance, and the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans outstanding, by classification, are summarized as follows:

	December 31,
	2009	2008
Commercial, financial, and agricultural	$14,282,223	$15,826,477
Installment	9,239,846	10,581,978
Real estate—mortgage	161,229,479	164,822,039
Real estate—construction	19,131,784	21,526,282
Other	593,957	2,399,891

	204,477,289	215,156,667
Less: Net deferred loan fees	163,819	192,550
Allowance for loan losses	4,094,258	4,658,608

	$200,219,212	$210,305,509

        Concentrations—The Company's concentrations of credit risk are as follows:

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

  •
  The Company's loans to area churches were approximately $45.5 million and $42.5 million at December 31, 2009 and 2008, respectively, which are generally secured by real estate.

  •
  The Company's loans to area convenience stores were approximately $11.9 million and $12.6 million at December 31, 2009 and 2008, respectively. Loans to convenience stores are generally secured by real estate.

  •
  The Company's loans to area hotels were approximately $18.4 million and $20.4 million at December 31, 2009 and 2008, respectively, which are generally secured by real estate.

        Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$4,658,608	$2,847,651	$3,108,590
Provision for loan losses	2,960,237	2,489,000	—
Loans charged off	(3,802,909)	(792,085)	(532,606)
Recoveries on loans previously charged off	278,322	114,042	271,667

Balance—end of year	$4,094,258	$4,658,608	$2,847,651

        Nonaccrual loans amounted to $6,966,000 and $16,178,000 at December 31, 2009 and 2008, respectively. There are no loans greater than 90 days past due and still accruing interest at December 31, 2009 and 2008.

        At December 31, 2009 and 2008, the recorded investment in loans considered to be impaired was $49,865,000 and $30,922,000, respectively. The related allowance for loan losses for these loans was $2,330,000 and $2,504,000 at December 31, 2009 and 2008, respectively. The average investment in impaired loans during 2009 and 2008 was approximately $40,393,000 and $21,344,000, respectively. Interest income recognized on impaired loans was approximately $715,000, $1,168,000, and $1,021,000 in 2009, 2008, and 2007, respectively. Interest income recognized on a cash basis for impaired loans which are in nonaccrual status was approximately $478,000, $336,000 and $209,000 in 2009, 2008, and 2007, respectively.

        In addition, there were 33 and 42 loans restructured or otherwise impaired totaling $15,380,000 and $22,192,00 at December 31, 2009 and 2008, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2009	2008
Land	$2,250,250	$1,840,250
Buildings and improvements	7,421,693	7,073,468
Furniture and equipment	7,941,979	7,624,394

	17,613,922	16,538,112
Less accumulated depreciation	9,789,356	9,001,409

	$7,824,566	$7,536,703

        On March 27, 2009, as part of a branch acquisition, the Company acquired the branch office and related real estate and certain personal property valued at $340,000, 410,000 and $64,000, respectively.

5. DEPOSITS

        The following is a summary of interest-bearing deposits:

	December 31,
	2009	2008
Demand deposit and money market accounts	$84,431,824	$72,429,456
Savings accounts	33,038,960	32,220,527
Time deposits of $100,000 or more	94,553,102	76,072,101
Other time deposits	55,587,389	46,404,833

	$267,611,275	$227,126,917

        At December 31, 2009, maturities of time deposits are approximately as follows:

2010	$136,679,538
2011	4,744,375
2012	5,795,536
2013	122,709
2014 and thereafter	2,798,333

$150,140,491

6. OTHER BORROWINGS

        Notes Payable—At December 31, 2008, the unsecured note payable had an outstanding principal balance of $239,647 and bore interest at a rate of 2.75%. (50 basis points below the lender's prime rate) and is payable quarterly. The unsecured note payable was paid in full on May 28, 2009.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

6. OTHER BORROWINGS (Continued)

        Federal Home Loan Bank Advances—At December 31, 2009 and 2008, the Company had variable rate advances of approximately $14.2 million and $28.4 million outstanding with a weighted average interest rate of 0.36% and 0.46%, respectively. The variable rate advances outstanding fluctuate daily depending on the liquidity needs of the Company. In August 2006, the Company received an AHP Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2009 had a remaining balance of $345,372. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages and certain commercial real estate loans and investment securities. As of December 31, 2009 and 2008, total loans pledged as collateral was $47,494,000 and $46,273,000, respectively.

        As of December 31, 2009 and 2008, maturities of the Company's Federal Home Loan Bank Advances are approximately as follows:

		December 31,
Maturity	Rate	2009	2008
July-10	Variable (0.36% at December 31, 2009)	$14,150,000	$28,350,000
August-26(1)	N/A	345,372	362,560

		$14,495,372	$28,712,560

(1)
Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

        At December 31, 2009, the Company has a $76.2 million line of credit facility at the FHLB of which $34.5 million was outstanding consisting of an advance of $14.5 million and a letter of credit to secure public deposits in the amount of $20 million. The Company also had $30.6 million of borrowing capacity at the Federal Reserve Bank discount window.

7. INCOME TAXES

        The components of income tax expense consist of:

	2009	2008	2007
Current tax expense (benefit)	$(319,787)	$1,169,578	$840,896
Deferred tax expense (benefit)	144,673	(1,130,014)	(24,511)

	$(175,114)	$39,564	$816,385

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

7. INCOME TAXES (Continued)

        Income tax expense for the years ended December 31, 2009, 2008, and 2007 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2009	2008	2007
Income tax expense at statutory rate	$289,493	$361,323	$1,248,584
Tax-exempt interest income—net of disallowed interest expense	(447,184)	(227,184)	(258,878)
Nondeductible expenses	11,737	21,878	20,095
Cash surrender value of life insurance income	(130,866)	(114,072)	(120,119)
Other—net	101,706	(2,381)	(73,297)

Income tax expense (benefit)	$(175,114)	$39,564	$816,385

        The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2009	2008
Deferred tax assets:
Net operating losses and credits	$348,670	$290,167
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,371,853	1,643,948
Nonaccrual loan interest	455,520	355,404
Postretirement benefit accrual, deferred compensation	789,824	709,955
Other real estate owned	149,677	286,130
Other	218,335	113,880

Gross deferred tax asset	3,333,879	3,399,484
Valuation allowance	(128,643)	(128,643)

Total deferred tax assets	3,205,236	3,270,841

Deferred tax liabilities:
Net unrealized loss on securities available for sale	397,415	38,510
Purchased loan discount	171,041	205,249
Premises and equipment	242,211	140,822
Other	160,319	148,432

Total deferred tax liabilities	970,986	533,013

Net deferred tax assets	$2,234,250	$2,737,828

        The Company has, at December 31, 2009, net operating loss carryforwards of approximately $3,425,000 for state income tax purposes, which expire in years 2010 through 2029. The Company also

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

7. INCOME TAXES (Continued)

has certain state income tax credits of $323,000 at December 31, 2009 which expire in years 2011 through 2014. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $129,000 valuation allowance has been provided against state tax carryforwards totaling $3,249,000.

        The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

8. EMPLOYEE BENEFITS

        Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2009, 2008, and 2007, the Company recognized $93,000, $94,000, and $97,000, respectively, in expenses related to this plan.

        The Bank also has Post Retirement Benefit Plans that provide retirement benefits to certain officers, board members, certain former officers and former board members. The Bank also has a Life Insurance Endorsement Method Split Dollar Plan ("Split Dollar Life Insurance Plan") for the same participants which provide death benefits for their designated beneficiaries through an endorsement of a portion of the death benefit otherwise payable to the Bank. Under the Post Retirement Benefit and Split Dollar Life Insurance Plans ("The Plans"), the Board purchased life insurance contracts on certain participants. During 2008, the Bank discontinued participation in The Plans and converted certain key officers and active board members into a defined Supplemental Retirement Benefit Plans ("SERP") and certain key officers into a Life Insurance Bonus Plan. Certain other participants were paid-out with eight participants remaining in The Plans.

        The increase in cash surrender value for the contracts on those participants remaining in the Post Retirement Benefit Plan, less the Bank's premiums, constitutes the Bank's contribution to the Post Retirement Benefit Plans each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the Post Retirement Benefit Plan. At December 31, 2009 and 2008, the cash surrender value of these insurance contracts was $10,465,296 and $10,080,396, respectively.

        During 2009, the Company converted the Post Retirement Benefit Plan for its key officers and active Board members into the SERP. For the SERP and the Post Retirement Benefit Plans, the Company recognized $723,000, $379,000, and $300,000 in 2009, 2008 and 2007, respectively, in noninterest expenses. The Company recognized $385,000, $336,000 and $353,000 in 2009, 2008 and 2007, respectively, in noninterest income related to the insurance contacts. Upon completion of the conversion, most key officers and active Board members participating in the Split Dollar Life Insurance Plan surrendered their interest in the death benefit portion of the plan. In exchange for relinquishing the postretirement death benefit, the Company implemented a Life Insurance Bonus Plan ("The Bonus Plan") for most key officers to provide death benefits for their designated beneficiaries. The Company pays the participating officers an annual compensation amount, which, in the past has been grossed-up

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

8. EMPLOYEE BENEFITS (Continued)

for income tax purposes, to pay the annual premiums on the insurance policies. However, as of 2010, under stipulations of TARP, the Company will not gross-up the annual amount for income tax purposes. The Company incurred $75,000 and $111,000 in expenses related to the Bonus Plan in 2009 and 2008, respectively.

9. COMMITMENTS AND CONTINGENCIES

        Credit Commitments and Commercial Letters—The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk used to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit.

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

	Approximate Contractual Amount
	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$24,111,000	$40,175,000
Commercial letters of credit	3,106,000	3,903,000

        Leases—The Company leases its main office and a branch location. The main office lease commenced on October 26, 2006 and has a 10 year term. The lease requires monthly payments stating at $29,466 for the first year, increasing 3% per year thereafter. The lease is renewable at the bank's option for one five year term. The branch lease commenced on July 1, 2007 and has a 7 year term. The lease requires monthly payments of $5,500 for four years and monthly lease payments of $6,000 for three years. The lease is renewable at the bank's option for two five year terms.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

9. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2009, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2010	$482,304
2011	498,025
2012	513,114
2013	526,275
2014 and Thereafter	1,339,373

$3,359,091

        Rent expense in 2009, 2008, and 2007 was approximately $497,000, $479,000, and $516,000, respectively.

        Legal—During 2007, legal fees were awarded in the amount of $200,000 related to a case brought to conclusion in 2006 in which a $100,000 judgment was levied against the Company. The Company has accrued for these losses in the respective year of the judgments. On March 14, 2008, the Court of Appeals of Georgia reversed the trial court and granted the Company a new trial on the compensatory damages. A date for the new trial on the compensatory damages has not been scheduled by the Court at December 31, 2009. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's Consolidated Financial Statements.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

10. STOCK OPTIONS (Continued)

        A summary of the status of the Company's stock options as of December 31, 2009, 2008, and 2007, and changes during the years ended on those dates is presented below:

	2009				2008		2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	127,003	$10.80	6.78		107,676	$10.80	73,176	$10.92
Granted	—	—			31,000	8.50	34,500	10.50
Exercised	—	—			—	—	—	—
Expired/Terminated	(3,500)	9.88			(11,673)	11.65	—	—

Outstanding—end of year	123,503	$10.16	5.84	$—	127,003	$10.80	107,676	$10.80

Options exercisable at year-end	92,836	$10.50	5.11	$—	71,927	$10.63	57,676	$10.63

Shares available for grant	203,434				203,434		234,434

        The following table summarizes information about stock options outstanding under the Company's plan at December 31, 2009:

	Shares	Weighted Average Grant Day Fair Value
Non-vested—beginning of year	55,076	$3.17
Granted	—	$—
Vested	(24,409)	$3.22
Expired/Terminated	—	$—

Non-vested—at year-end	30,667	$3.01

        The total fair value of options vested during 2009, 2008 and 2007 was $79,000, $67,000 and $56,000 respectively. As of December 31, 2009 there was $33,000 of total unrecognized stock-based compensation expense related to the 1999 Stock Incentive Plan. The cost will be recognized over a weighted average period of 1.23 years. Total compensation cost recognized during 2009, 2008 and 2007 was approximately $34,000, 58,000, and $53,000 respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2009, 2008, 2007.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2009
Basic earnings per share available to common stockholders	$714,612	2,102,677	$0.34
Nonvested resticted stock grant	—	11,325	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$714,612	2,114,002	$0.34

Year ended December 31, 2008
Basic earnings per share available to common stockholders	$1,023,152	2,095,753	$0.49
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,023,152	2,095,753	$0.49

Year ended December 31, 2007
Basic earnings per share available to common stockholders	$2,855,920	2,089,906	$1.37
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$2,855,920	2,089,906	$1.37

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under ASC guidance as well as certain assets and liabilities in which fair value is the primary basis of accounting. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with the guidance for determining the fair value of a financial asset when the market for that asset is not active.

        In accordance with ASC guidance, the Company applied the following fair value hierarchy:

        Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

exchange market, as well as U.S. Treasury and other highly liquid investments that are actively traded in over-the-counter markets.

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

        Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.

	Fair Value Measurements at December 31, 2009
	Assets/Liabilities Measured at Fair Value December 31, 2009	Quoted Prices In Active Market for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale	$112,644,032	$—	$112,644,032	$—
Liabilities
FHLB Advances	14,495,372	—	14,495,372	—
Nonrecurring Basis:
Assets
Impaired loans	$47,534,883	$—	$47,534,883	$—
Other real estate owned	10,836,771	—	10,836,771	—
Goodwill	362,139	—	—	362,139
Core deposit intangibles	2,967,235	—	—	2,967,235

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurements at December 31, 2008
	Assets/Liabilities Measured at Fair Value December 31, 2008	Quoted Prices In Active Market for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities available for sale	$87,960,590	$—	$87,960,590	$—
Liabilities
FHLB Advances	28,712,560	—	28,712,560	—
Nonrecurring Basis:
Assets
Impaired loans	$28,417,813	$—	$28,417,813	$—
Other real estate owned	3,874,138	—	3,874,138	—
Goodwill	362,139	—	—	362,139
Core deposit intangibles	70,986	—	—	70,986

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

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

        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$6,461	$6,461	$6,870	$6,870
Interest-bearing deposits with banks	20,609	20,609	9,276	9,276
Cetificates of deposit	150	150	345	345
Investment securities	116,553	116,639	92,544	92,658
Other investments	2,257	2,257	2,287	2,287
Loans—net	200,219	201,840	210,306	212,756
Cash surrender value of life insurance	10,465	10,465	10,080	10,080
Financial liabilities:
Deposits	326,012	316,301	281,913	279,323
Notes payable	—	—	240	240
Advances from Federal Home Loan Bank	14,495	14,495	28,713	28,713

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Notional amount	Estimated fair value	Notional amount	Estimated fair value
Off-balance-sheet financial
instruments:
Commitments to extend credit	$24,111	—	$40,175	—
Commercial letters of credit	3,106	—	3,903	—

13. STOCKHOLDERS' EQUITY

        Capital Adequacy—The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 2009, the most recent notification from the various regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

13. STOCKHOLDERS' EQUITY (Continued)

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk weighted assets):
Consolidated	$41,300	16%	$20,164	8%	N/A	N/A
Bank	40,397	16%	20,853	8%	$26,067	10%
Tier I capital (to risk weighted assets):
Consolidated	38,138	15%	10,082	4%	N/A	N/A
Bank	37,240	14%	10,427	4%	15,640	6%
Tier I capital (to average assets):
Consolidated	38,138	10%	15,395	4%	N/A	N/A
Bank	37,240	10%	15,379	4%	19,224	5%
As of December 31, 2008
Total capital (to risk weighted assets):
Consolidated	$36,253	15%	$19,921	8%	N/A	N/A
Bank	35,951	14%	19,901	8%	$24,876	10%
Tier I capital (to risk weighted assets):
Consolidated	33,147	13%	9,961	4%	N/A	N/A
Bank	32,850	13%	9,950	4%	14,926	6%
Tier I capital (to average assets):
Consolidated	33,147	10%	13,404	4%	N/A	N/A
Bank	32,850	10%	13,392	4%	16,740	5%

        Dividend Limitation—The amount of dividends paid by the Bank to the Company or paid by the Company to its shareholders is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance must approve dividend payments that would exceed 50% of the Bank's net income for the prior year to the Company. The Georgia Department of Banking and Finance and the Federal Reserve Bank requires prior approval for the Company to pay dividends to its shareholders.

        When the Company received a capital investment from the United States Department of the Treasury ("Treasury") in exchange for Preferred Stock under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on March 6, 2009, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that for as long

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

13. STOCKHOLDERS' EQUITY (Continued)

as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company's common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury's consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock.

        Dividends of $399,000 were paid on the Company's common stock in 2009, consistent with the $398,000 dividend paid in 2008. The annual dividend payout rate was $0.19 per common share in 2009 and 2008. In addition, during 2009, we paid cash dividends totaling $258,000 on the Preferred Stock issued to the Treasury.

14. RELATED-PARTY TRANSACTIONS

        Certain of the Company's directors, officers, principal stockholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2009. Some of the Company's directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2009.

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

        The following table summarizes the activity in these loans during 2009 and 2008:

	Years Ended December 31,
	2009	2008
Balance at beginning of year	$5,001,585	$5,239,928
New loans	1,540,408	1,603,314
Repayments	(1,853,286)	(1,841,657)

Balance—end of year	$4,688,707	$5,001,585

        Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $4,946,000 and $9,161,000 at December 31, 2009 and 2008, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

        Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2009	2008	2007
Professional services—legal	$450,080	$396,779	$410,469
Professional services—other	918,228	745,391	643,244
Stationery and supplies	249,459	182,314	164,408
Advertising	277,408	326,763	335,450
Data processing	543,463	608,122	619,003
ATM charges	450,516	427,665	443,669
Postage	217,131	232,727	199,885
Telephone	325,323	343,689	352,017
FDIC insurance premium	656,000	111,598	33,293
Amortization of core deposit intangible	407,179	53,240	111,899
Security and protection expense	374,379	356,558	293,739
Other benefit expenses	722,511	379,187	299,506
Other losses	265,739	100,811	363,370
Other miscellaneous expenses	1,030,700	1,119,115	1,056,844

	$6,888,116	$5,383,959	$5,326,796

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2009	December 31, 2008
Balance Sheets
Assets:
Cash	$545,004	$230,004
Investment in Bank	41,339,887	33,360,719
Other assets	397,154	334,695

	$42,282,045	$33,925,418

Liabilities and stockholders' equity:
Note payable	$—	$239,647
Other liabilities	43,686	27,615

Total liabilities	43,686	267,262
Stockholders' equity	42,238,359	33,658,156

	$42,282,045	$33,925,418

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	For the Years Ended December 31,
	2009	2008	2007
Statements of Income and Comprehensive Income
Dividends from subsidiaries	$—	$529,686	$5,992,821
Other revenue	—	36	3,690

Total revenue		529,722	5,996,511

Interest expense	2,109	14,074	250,757
Other expense	316,254	261,560	261,981

Total expenses	318,363	275,634	512,738

Income before income tax benefit and equity in undistributed earnings (losses) of the subsidiaries	(318,363)	254,088	5,483,773
Income tax benefit	62,459	91,978	156,798

Income before equity in undistributed earnings of the subsidiaries	(255,904)	346,066	5,640,571
Equity in undistributed earnings (losses) of the subsidiaries	1,282,469	677,086	(2,784,651)

Net income	1,026,565	1,023,152	2,855,920
Change in other comprehensive income	696,698	27,619	584,820

Comprehensive income	$1,723,263	$1,050,771	$3,440,740

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	Years Ended December 31,
	2009	2008	2007
Statements of Cash Flows
Cash flows from operating activities—
Net income	$1,026,565	$1,023,152	$2,855,920
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(1,282,469)	(1,206,772)	(3,208,170)
Stock based compensation plan	33,751	57,860	53,132
Restricted stock based compensation plan	10,302	—	—
Change in other assets	(62,460)	(91,979)	(15,798)
Change in other liabilities	16,071	(9,875)	16,268

Net cash used in operating activities	(258,240)	(227,614)	(298,648)

Cash flows from investing activities:
Investment in subsidiaries	(6,000,000)	—	—
Dividends from subsidiaries	—	529,686	5,992,821

Net cash provided by (used in) investing activities	(6,000,000)	529,686	5,992,821

Cash flows from financing activities:
Payment on note payable	(239,647)	(100,000)	—
Retirement of junior subordinated debentures	—	—	(5,000,000)
Common stock dividend paid	(399,191)	(397,981)	(396,893)
Preferred stock dividend paid	(258,061)	—	—
Net sale (purchase) of treasury stock	8,139	45,716	59,794
Proceeds from issuance of preferred stock	7,462,000	—	—

Net cash used in financing activities	6,573,240	(452,265)	(5,337,099)

Net change in cash	315,000	(150,193)	357,074
Cash:
Beginning of year	230,004	380,197	23,123

End of year	$545,004	$230,004	$380,197

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,109	$14,074	$250,757
Income taxes	$726,057	$1,108,000	$751,522
Noncash investing activity—
Change in Bank's unrealized gain (loss) on investment securities available for sale—net of tax	$696,698	$27,619	$584,820

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents the Company's quarterly financial data for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share amounts):

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
Interest Income	$4,632	$4,749	$4,885	$4,688
Interest expense	981	1,131	918	792

Net Interest income	3,651	3,618	3,967	3,896
Provision for loans loss	438	938	771	813
Non-interest income	1,305	1,490	1,680	1,678
Non-interest expense	4,222	4,432	4,440	4,379

Income (loss) before income taxes	296	(262)	436	382
Income tax expense (benefit)	12	(197)	14	(4)

Net income (loss)	284	(65)	422	386
Preferred dividends accrued	27	94	95	96

Net income (loss) available to common stockholders	$257	$(159)	$327	$290

Net income per common share—basic and diluted	$0.12	$(0.08)	$0.16	$0.14

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
Interest Income	$5,310	$5,114	$4,781	$4,776
Interest expense	1,911	1,774	1,537	1,204

Net Interest income	3,399	3,340	3,244	3,572
Provision for loans loss	105	1,004	130	1,250
Non-interest income	1,331	1,298	1,469	1,270
Non-interest expense	3,659	4,022	3,753	3,937

Income (loss) before income taxes	966	(388)	830	(345)
Income tax expense (benefit)	253	(224)	212	(201)

Net income (loss) available to common stockholders	$713	$(164)	$618	$(144)

Net income per common share—basic and diluted	$0.34	$(0.08)	$0.29	$(0.06)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2009

18. SUBSEQUENT EVENTS

        In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The list of all financial statements is included at Item 8.
(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.
(a)(3)	Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Amendment to the Articles of Incorporation.(2)
3.3	Bylaws.(3)
4.1	Instruments Defining the Rights of Security Holders.(4)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and Citizens Bancshares Corporation.(5)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(5)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(5)
10.5	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(6)
10.6	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(6)
10.7*	Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation(7)
10.8*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation(7)
10.9*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation(7)
10.10*	Change in Control Agreement by and between Robert E. Nesbitt and Citizens Bancshares Corporation(7)
10.11*	Form of Director Supplemental Executive Retirement Plan(8)
10.12*	Senior Officer Supplemental Executive Retirement Plan(9)
10.13*	Supplemental Executive Retirement Plan Joinder Agreement for James S. Young(10)
10.14*	Supplemental Executive Retirement Plan Joinder Agreement for Cynthia N. Day(11)
10.15*	Supplemental Executive Retirement Plan Joinder Agreement for Samuel J. Cox(12)
10.16*	Supplemental Executive Retirement Plan Joinder Agreement for Robert E. Nesbit(13)
10.17*	Supplemental Executive Retirement Plan Joinder Agreement for Kevin Wilson(14)
10.18*	First Amendment to Employment Agreement by and between James E. Young and Citizens Bancshares Corporation.(15)

Exhibit Number	Exhibit
10.19*	First Amendment to Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation.(15)
10.20*	First Amendment to Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation.(15)
10.21*	First Amendment to Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation.(15)
10.22*	First Amendment to Change in Control Agreement by and between Robert E. Nesbitt and Citizens Bancshares Corporation.(15)
10.23
Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.(16)
10.24	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, regarding the American Recovery and Reinvestment Act of 2009.(17)
10.25	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, pursuant to Section 113(d)(3) of the Emergency Economic Stabilization Act of 2008.(18)
10.26	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury.(19)
10.27	Form of Waiver.(20)
10.28	TARP Recipient First Fiscal Year Principal Executive Officer, Principal Operating Officer and Principal Financial Officer Certification
21.1	List of subsidiaries.(21)
23.1	Consent of Elliott Davis, LLC.
24.1	Power of Attorney (appears on the signature page of this Annual Report on Form 10-K)
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

(13)
Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated August 7, 2008.

(14)
Incorporated by reference to Exhibit 10.6 of the Company's Form 8-K dated August 7, 2008.

(15)
Incorporated by reference to exhibit of same number in the Company's Form 10-K for the year ended December 31, 2008.

(16)
Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 6, 2009.

(17)
Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated March 6, 2009.

(18)
Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated March 6, 2009.

(19)
Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated March 6, 2009.

(20)
Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated March 6, 2009.

(21)
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
Date: March 30, 2010

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

Signature	Title	Date

/s/ RAY ROBINSON Ray Robinson	Chairman of the Board	March 30, 2010
/s/ ROBERT L. BROWN Robert L. Brown	Director	March 30, 2010
/s/ STEPHEN ELMORE Stephen Elmore	Director	March 30, 2010
/s/ C. DAVID MOODY C. David Moody	Director	March 30, 2010

Signature	Title	Date

/s/ MERCY P. OWENS Mercy P. Owens	Director	March 30, 2010
/s/ DONALD RATAJCZAK Donald Ratajczak	Director	March 30, 2010
/s/ H. JEROME RUSSELL H. Jerome Russell	Director	March 30, 2010
/s/ JAMES E. WILLIAMS James E. Williams	Director	March 30, 2010
/s/ JAMES E. YOUNG James E. Young	Director, President and Chief Executive Officer*	March 30, 2010
/s/ CYNTHIA N. DAY Cynthia N. Day	Senior Executive Vice President and Chief Operating Officer**	March 30, 2010
/s/ SAMUEL J. COX Samuel J. Cox	Senior Vice President and Chief Financial Officer***	March 30, 2010

*
Principal executive officer

**
Principal operating officer

***
Principal accounting and financial officer