Form 10-Q
period 2010-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2010-05-17
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,012,534 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on May 13, 2010.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In thousands, except share data)

	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$5,050	$6,461
Interest-bearing deposits with banks	46,625	20,609
Certificates of deposit	150	150
Investment securities available for sale, at fair value	115,796	112,644
Investment securities held to maturity, at cost	3,870	3,909
Other investments	2,257	2,257
Loans receivable, net	198,195	200,219
Premises and equipment, net	7,796	7,825
Cash surrender value of life insurance	10,544	10,465
Foreclosed real estate	11,657	10,837
Other assets	11,824	12,163

Total assets	$413,764	$387,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$67,670	$58,401
Interest-bearing deposits	284,564	267,611

Total deposits	352,234	326,012

Accrued expenses and other liabilities	4,371	4,794
Advances from Federal Home Loan Bank	14,491	14,495

Total liabilities	371,096	345,301

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series A , 7,462 shares issued and outstanding	7,462	7,462
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(51)	(52)
Additional paid-in capital	7,722	7,707
Retained earnings	26,366	25,834
Treasury stock at cost, 217,531 shares at March 31, 2010 and December 31, 2009	(1,805)	(1,805)
Accumulated other comprehensive income, net of income taxes	654	772

Total stockholders’ equity	42,668	42,238

	$413,764	$387,539

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$3,348	$3,523
Investment securities:
Taxable	681	850
Tax-exempt	455	254
Interest-bearing deposits	21	5
Total interest income	4,505	4,632

Interest expense:
Deposits	688	941
Other borrowings	14	40
Total interest expense	702	981

Net interest income	3,803	3,651

Provision for loan losses	630	438

Net interest income after provision for loan losses	3,173	3,213

Noninterest income:
Service charges on deposits	906	957
Gain on sales of securities	333	23
Gain (loss) on sales of assets	4	(2)
Other operating income	513	327

Total noninterest income	1,756	1,305

Noninterest expense:
Salaries and employee benefits	1,962	1,836
Net occupancy and equipment	624	595
Amortization of core deposit intangible	131	13
FDIC insurance	182	111
Other real estate owned	131	37
Other operating expenses	1,215	1,630

Total noninterest expense	4,245	4,222

Income before income taxes	684	296

Income tax expense	59	12

Net income	$625	$284
Preferred dividends accrued	93	27

Net income available to common shareholders	$532	$257

Net income per common share - basic and diluted	$0.25	$0.12

Weighted average common outstanding shares - basic	2,103	2,101

Weighted average common outstanding shares - diluted	2,113	2,101

Dividends per common share	$—	$0.19

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited  - In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting			Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2008	—	$—	2,230	$2,230	90	$90	$—	$7,611	$25,465	(220)	$(1,813)	$75	$33,658

Net income	—	—	—	—	—	—	—	—	284	—	—	—	284
Unrealized holding gains on investment securities available for sale—net of taxes of $230,183	—	—	—	—	—	—	—	—	—	—	—	773	773
Less reclassification adjustment for holding losses included in net income—net of taxes of $7,967	—	—	—	—	—	—	—	—	—	—	—	(342)	(342)

Comprehensive loss													715

Issuance of preferred stock	7	7,462	—	—	—	—	—	—	—	—	—	—	7,462
Stock based compensation expense	—	—	—	—	—	—	—	15	—	—	—	—	15
Sale of Treasury stock	—	—	—	—	—	—	—	—	—	2	4	—	4
Dividends declared - common	—	—	—	—	—	—	—	—	(399)	—	—	—	(399)

Balance—March 31, 2009	7	$7,462	2,230	$2,230	90	$90	$—	$7,626	$25,350	(218)	$(1,809)	$506	$41,455

Balance—December 31, 2009	7	$7,462	2,230	$2,230	90	$90	$(52)	$7,707	$25,834	(218)	$(1,805)	$772	$42,238

Net income	—	—	—	—	—	—	—	—	625	—	—	—	625
Unrealized holding gains on investment securities available for sale—net of taxes of $52,765	—	—	—	—	—	—	—	—	—	—	—	102	102
Less reclassification adjustment for holding gains included in net income—net of taxes of $113,323	—	—	—	—	—	—	—	—	—	—	—	(220)	(220)

Comprehensive income (loss)													507

Stock based compensation expense	—	—	—	—	—	—	—	15	—	—	—	—	15
Nonvested restricted stock	—	—	—	—	—	—	1	—	—	—	—	—	1
Sale of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - preferred	—	—	—	—	—	—	—	—	(93)	—	—	—	(93)

Balance—March 31, 2010	7	$7,462	2,230	$2,230	90	$90	$(51)	$7,722	$26,366	(218)	$(1,805)	$654	$42,668

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(In thousands)

	2010	2009
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$625	$284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	630	438
Depreciation	176	190
Amortization and accretion, net	271	76
Provision for deferred income taxes (benefit)	35	(248)
Gains on sale of assets and investments	(337)	(21)
Stock based compensation expense	15	15
Restricted stock based compensation plan	1	—
Change in other assets	182	(4,859)
Change in accrued expenses and other liabilities	(425)	685

Net cash provided by (used in) operating activities	1,173	(3,440)

INVESTING ACTIVITIES:
Net cash and cash equivalents acquired from branch purchase	—	45,431
Net change in certificates of deposit	—	(51)
Proceeds from calls and maturities of investment securities held to maturity	39	50
Proceeds from sales and maturities of investment securities available for sale	16,637	3,276
Purchases of investment securities available for sale	(19,761)	(6,735)
Net change in other investments	—	5
Net change in loans receivable	456	(245)
Net proceeds from the sale of foreclosed properties	83	731
Purchases of premises and equipment, net	(147)	(907)

Net cash provided by (used in) investing activities	(2,693)	41,555

FINANCING ACTIVITIES:
Net change in deposits	26,222	3,689
Net change in advances from Federal Home Loan Bank	(4)	(1,605)
Proceeds from issuance of preferred stock	—	7,462
Sale (purchase) of treasury stock activity	—	4
Dividends paid - preferred	(93)	—
Dividends paid - common	—	(399)

Net cash provided by financing activities	26,125	9,151

Net change in cash and cash equivalents	24,605	47,266

Cash and cash equivalents, beginning of period	27,070	16,146

Cash and cash equivalents at end of period	$51,675	$63,412

Supplemental disclosures of cash paid during the period for:
Interest	$700	$994

Income taxes	$15	$415

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$929	1,462

Change in unrealized gain on investment securities available for sale, net of taxes	$(118)	$431

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2010 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2010 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$1,499	$—	$—	$1,499
State, county, and municipal securities	43,672	597	316	43,953
Mortgage-backed securities	69,634	1,350	640	70,344

Totals	$114,805	$1,947	$956	$115,796

At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$2,999	$1	$—	$3,000
State, county, and municipal securities	43,175	671	379	43,467
Mortgage-backed securities	57,756	1,194	566	58,384
Corporate securities	7,545	248	—	7,793

Totals	$111,475	$2,114	$945	$112,644

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,584	$92	$13	$3,663
Mortgage-backed securities	286	2	—	288

Totals	$3,870	$94	$13	$3,951

At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,585	$96	$13	$3,668
Mortgage-backed securities	324	3	—	327

Totals	$3,909	$99	$13	$3,995

The amortized costs and fair values of investment securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$858	$863	$261	$262
Due after one year through five years	3,074	3,141	225	234
Due after five years through ten years	20,008	20,353	3,384	3,455
Due after ten years	90,865	91,439	—	—

	$114,805	$115,796	$3,870	$3,951

Securities with carrying values of $85,687,000 and $86,127,000 at March 31, 2010 and December 31, 2009 were pledged to secure public deposits, FHLB advances and a $22.3 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Gross realized gains on securities were $333,000 and $23,000 at March 31, 2010 and 2009, respectively.  There were no gross realized losses on securities at March 31, 2010 and 2009.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations, and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At March 31, 2010

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$23,290	$(245)	$4,390	$(395)	$27,680	$(640)

Municipal securities	13,102	(204)	1,096	(112)	14,198	(316)

Total	$36,392	$(449)	$5,486	$(507)	$41,878	$(956)

Securities Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$—	$—	$267	$(13)	$267	$(13)

Total	$—	$—	$267	$(13)	$267	$(13)

At December 31, 2009

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$14,781	$(128)	$4,832	$(438)	$19,613	$(566)

Municipal securities	13,863	(353)	284	(26)	14,147	(379)

Total	$28,644	$(481)	$5,116	$(464)	$33,760	$(945)

Securities Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$—	$—	$267	$(13)	$267	$(13)

Total	$—	$—	$267	$(13)	$267	$(13)

At March 31, 2010 and December 31, 2009, the Company had 8 available-for-sale securities that were in an unrealized loss position for longer than 12 months.  Of the 8 investment securities that were in an unrealized loss position for more than 12 months, 5 were private label collateralized mortgage obligation (CMO) securities.  The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

The following tables present financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected (in thousands).

	Fair Value Measurements at March 31, 2010
		Quoted Prices
		In Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
Government-sponsored enterprises	$1,499	$—	$1,499	$—
State, county, and municipal securities	43,953	—	43,953	—
Mortgage-backed securities	70,344	—	70,344	—

Liabilities
FHLB Advances	14,491	—	14,491	—

Nonrecurring Basis:
Assets
Impaired loans	$47,600	$—	$47,600	$—
Other real estate owned	11,657	—	11,657	—
Goodwill	362	—	—	362
Core deposit intangibles	2,836	—	—	2,836

	Fair Value Measurements at December 31, 2009
		Quoted Prices
		In Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
Government-sponsored enterprises	$3,000	$—	$3,000	$—
State, county, and municipal securities	43,467	—	43,467	—
Mortgage-backed securities	58,384	—	58,384	—
Corporate securities	7,793	—	7,793	—

Liabilities
FHLB Advances	14,495	—	14,495	—

Nonrecurring Basis:
Assets
Impaired loans	$47,535	$—	$47,535	$—
Other real estate owned	10,837	—	10,837	—
Goodwill	362	—	—	362
Core deposit intangibles	2,967	—	—	2,967

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

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$5,050	$5,050	$6,461	$6,461
Interest-bearing deposits with banks	46,625	46,625	20,609	20,609
Cetificates of deposit	150	150	150	150
Investment securities	119,666	119,747	116,553	116,639
Other investments	2,257	2,257	2,257	2,257
Loans—net	198,195	199,574	200,219	201,840
Cash surrender value of life insurance	10,544	10,544	10,465	10,465

Financial liabilities:
Deposits	352,234	374,261	326,012	316,301
Advances from Federal Home Loan Bank	14,491	14,491	14,495	14,495

	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$22,936	—	$24,111	—
Commercial letters of credit	2,481	—	3,106	—

4.  OTHER REAL ESTATE OWNED

Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings.  Transactions in other real estate owned are summarized below (in thousands):

	March 31,	December 31,
	2010	2009

Balance—beginning of year	$10,837	$3,874
Additions	929	8,263
Sales	(83)	(1,042)
Write downs	(26)	(258)

Balance—end of year	$11,657	$10,837

5.  INTANGIBLE ASSETS

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

The following table presents information about the Company’s intangible assets at (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$840	$3,676	$709

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009

Aggregate amortization expense of core deposit intangibles:	$131	$13

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2010	$490
2011	$472
2012	$472
2013	$472
2014 and thereafter	$1,062

6.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009

Net Income	$625	$284

Other comprehensive income (loss)	(118)	431

Comprehensive income	$507	$715

7.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three month period ended March 31, 2010 and 2009 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended March 31, 2010

Basic earnings per share available to common stockholders	$532	2,103	$0.25
Nonvested restricted stock grant	—	10	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$532	2,113	$0.25

Three Months ended March 31, 2009

Basic earnings per share available to common stockholders	$257	2,101	$0.12
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$257	2,101	$0.12

8.  SUBSEQUENT EVENTS

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

9.  RECLASSIFICATIONS

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

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

The following discussion is of the Company’s financial condition as of March 31, 2010 and December 31, 2009, and the changes in the financial condition and results of operations for the three month period ended March 31, 2010 and 2009.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2010 or 2009.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

Total assets at March 31, 2010 increased by 7% or $26,225,000 to $413,764,000 compared to $387,539,000 at December 31, 2009.  This increase is primarily due to the Company’s continued success in the growth of its deposit base in the first quarter of 2010.  Total deposits grew by $26 million or 8% to $352 million.  At quarter end, the majority of these funds were temporarily invested in interest-bearing deposits with other banks.  The investment securities portfolio increased by $3 million, partially offsetting the decline in net loans receivable.  The Company continues to look for prudent and safe earning assets in which to invest and meet its liquidity and asset/liability requirements.

Loans receivable, the Company’s largest earning asset, decreased by $2,024,000 or 1% to $198,195,000 at March 31, 2010 compared to December 31, 2009.  In the previous quarter ended December 31, 2009, loan receivables declined by $5,095,000.  While the decline in loan volume has slowed, the Company continues to find new loan demand to be relatively weak due to the continuing recessionary economic conditions.

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

With the economy in a recession resulting in weak loan demand, the Company has grown its investment portfolios to generate earnings to offset both the decrease in loan activity, increased FDIC assessments and credit reserve.  At March 31, 2010 and December 31, 2009, the Company’s investment securities portfolio represented approximately 29% and 31%, respectively, of total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		March 31	December 31,
		2010	2009

Commercial, financial, and agricultural		$14,232	$14,282
Installment		8,664	9,240
Real estate - mortgage		166,454	161,229
Real estate - construction		12,993	19,132
Other		337	594
	Loans receivable	202,680	204,477
Less:	Net deferred loan fees	158	164
	Allowance for loan losses	4,327	4,094

	Loans receivable, net	$198,195	$200,219

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

The financial and credit markets continued to experience difficulty in the first three months of 2010.  Although the economic outlook appears to be stabilizing the local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets.  For the first quarter of 2010, nonperforming assets was relatively flat compared to December 31, 2009, decreasing by a nominal $55,000 to $17,748,000. The Company charged-off $437,000 in nonperforming loans and wrote down foreclosed assets by $26,000 to their estimated fair value during the period.  While real estate acquired through foreclosure (OREO) increased by $820,000 to $11,657,000, it was offset by a decline of $$875,000 in nonaccrual loans.  Nonaccrual loans were $6,091,000 at March 31, 2010 compared to $6,966,000 at December 31, 2009.  At March 31, 2010, nonperforming assets represents 4.29% of total assets compared to 4.59% at December 31, 2009 which represents a 30 basis point improvement.  There were no loans greater than 90 days past due and still accruing interest at the end of the first quarter of 2010 or at December 31, 2009.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$6,091	$6,966
Past-due loans of 90 days or more	—	—
Nonperforming loans	6,091	6,966

Real estate acquired through foreclosure	11,657	10,837
Total nonperforming assets	$17,748	$17,803

Ratios:
Nonperforming loans to loans, net of unearned income	3.01%	3.41%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	8.29%	8.27%

Nonperforming assets to total assets	4.29%	4.59%

Allowance for loan losses to nonperforming loans	71.04%	58.77%

Allowance for loan losses to nonperforming assets	24.38%	23.00%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the first three months of 2010, based on the Company’s evaluation, a provision for loan losses of $630,000 was charged against operating earnings compared to $438,000 for the same period last year.  The increase in the provision for loan losses in 2010 relates to the continued deterioration of liquidity of the borrowers due to job loss and of the collateral value securing the loans due to current economic conditions.

The allowance for loan losses at March 31, 2010 was approximately $4,327,000, representing 2.14% of total loans, net of unearned income compared to approximately $4,930,000 for the same period last year, which represented 2.31% of total loans, net of unearned income.  Approximately $2,590,000 of the allowance for loan losses was allocated to loans management considered impaired at March 31, 2010.

At March 31, 2010, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Also, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches were approximately $42.3 million and $45.5 million at March 31, 2010 and December 31, 2009, respectively, which are generally secured by real estate.

•                  The Company’s loans to area convenience stores were approximately $11.9 million at March 31, 2010 and December 31, 2009, respectively.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels were approximately $18.3 million and $18.4 million at March 31, 2010 and December 31, 2009, respectively, which are generally secured by real estate.

Also, 1—4 family residential mortgage loans secured by first liens were approximately $38 million at March 31, 2010 and December 31, 2009, respectively. The Company has no subprime mortgages in its loan portfolio.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month periods ended March 31, 2010 and 2009 (amount in thousands, except financial ratios):

	2010	2009

Loans, net of unearned income	$202,522	$213,556

Average loans, net of unearned income and the allowance for loan losses	$199,072	$209,365

Allowance for loan losses at the beginning of period	$4,094	$4,659

Loans charged-off:
Commercial, financial, and agricultural	50	—
Real estate - loans	309	46
Installment loans to individuals	78	149
Total loans charged-off	437	195

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	1	2
Real estate - loans	10	4
Installment loans to individuals	29	22
Total loans recovered	40	28

Net loans charged-off	397	167

Additions to allowance for loan losses charged to operating expense	630	438

Allowance for loan losses at period end	$4,327	$4,930

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.20%	0.08%

Ratio of allowance for loan losses to loans, net of unearned income	2.14%	2.31%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at March 31, 2010 increased 8% or $26 million to $352,234,000.  This increase in deposits relates to the continued growth in our deposit base as customers seek banks with a strong capital position and who are financially sound.  The Company meets both of these criteria.   Noninterest-bearing deposits increased by 16% or $9 million and interest-bearing deposits increased by 6% or $17 million when compared to December 31, 2009.

The Company is participating in the Temporary Liquidity Guarantee Program’s (“TLGP”) full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts regardless of dollar amount.  On April 13, 2010, the FDIC extended the TLGP through December 31, 2010 and the Company has elected to stay in the TLGP for the extended period.  In addition, the Company participates in the Certificate of Deposit Account Registry Services (CDARS”), a program that allows each of our customers access to multi-million-dollar FDIC insurance coverage on CD investments.  The Company has deposits in both of these programs from Corporate and Governmental customers who make sizeable deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2010	2009

NOW and money market accounts	$89,798	$84,432
Savings accounts	33,435	33,039
Time deposits of $100,000 or more	106,565	94,553
Other time deposits	54,766	55,587

	$284,564	$267,611

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

The Bank had outstanding advances from the FHLB of $14,491,000 at March 31, 2010 and $14,495,000 at December 31, 2009. These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of March 31, 2010 and December 31, 2009, total loans pledged as collateral was $47,494,000, respectively.

Maturity	Callable	Type	March 31, 2010		December 31, 2009
			(in thousands)
July 2010	Daily	Variable	0.36%	$14,150	0.36%	$14,150
August 2026		(1)	—	341	—	345

Total Principal Outstanding				$14,491		$14,495

Weighted Average Rate at Period End			0.35%		0.35%

(1) Represents an Affordable Housing Program (AHP) award used to subsidized loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At March 31, 2010, the Company had a $77 million line of credit facility at the FHLB of which $34.5 million was outstanding consisting of an advance of $14.5 million and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $22.3 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ending March 31, 2010, net interest income increased by $152,000 or 4% to $3,803,000 compared to $3,651,000 reported for the same period last year.  Total interest income declined by $127,000 compared to the same three month period in 2009 due to a $175,000 decrease in interest income on loans.  The Company continues to experience lower loan volume as well as lower loan yields and higher nonaccruing loans during the period due to the recessionary conditions.  The decrease in interest on loans was partially offset by a $48,000 increase in investment income.    Total interest expense for the period decreased by $279,000 or 28% compared to the same three month period in 2009.  Interest expense on interest-bearing deposits decreased by $253,000 or 27%, as the Company increased its mix of noninterest-bearing deposits and lowered its funding cost of interest-bearing deposits.  Also, interest expense on other borrowings decreased by $26,000 or 65% due to lower balances outstanding and lower interest rates paid on the Company’s advances from the FHLB.  At March 31, 2010, the Company had a net interest margin of 4.12% compared to 4.65% for the same period last year.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the first three months of 2010, the Company recognized a provision for loan losses of $630,000, a $192,000 or 44% increase, compared to $438,000 for the same period in 2009.  This increase was primarily driven by charge-offs, foreclosures and collateral value impairment.  The allowance for loan losses was $4,327,000 at March 31, 2010 compared to $4,930,000 at December 31, 2009.  At March 31, 2010, the allowance for loan losses was 71% of nonperforming loans compared to 59% at December 31, 2009.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  At March 31, 2010, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,756,000 for the three month period ended March 31, 2010, an increase of $451,000 or 35% compared to the same period ended March 31, 2009.  This increase is primarily attributed to a $333,000 gain on the sale of securities which was $310,000 higher than the same period last year.  The Company reduced some of the market risk in its investment portfolio and improved its capital position by selling its corporate bond portfolio and swapped several mortgage-backed securities to position itself for rising interest rates as part of its asset/liability strategy.  For the same period last year, gain realized on the sale of securities totaled $23,000.

Also significant, other operating income increased by $186,000 or 57% to $513,000 compared to the same three month period last year.  This increase is attributed to a $259,000 award the Company received for its participation in the U.S. Department of Treasury Bank Enterprise Award (BEA) which provides financial incentives for lending and investment activities within economically distressed communities.  The Company did not receive the BEA for the same period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Non-interest expense in the first quarter of 2010 was relatively flat compared to the same quarter last year, increasing by a nominal $23,000.  For the three month period ended March 31, 2010, salaries and employee benefits increased by $126,000.  This increase is due to the addition of employees the Company obtained in an acquisition of an in market branch purchased at the end of March 2009.  Also, related to the branch purchase, amortization of core deposits intangible increased by $118,000 compared to the same period last year.  FDIC insurance increased by $71,000 compared to the same period last year due to increased insurance rates and the expiration of a one-time assessment credit that expired during the first quarter of 2009.  Expenses on other real estate owned increased by $94,000 due to real estate taxes, repair cost and upkeep of the various real estate properties and writedowns.

Partially offsetting these higher operating costs was a decline in the Company’s other operating expenses of $415,000.  This decease is partially due to savings initiative implemented by the Company and several one time expenses incurred in the first quarter of 2009 related to legal and advisory services for the Company’s participation in TARP and the acquisition of the Lithonia, Georgia branch.  The Company also incurred additional marketing, data processing and training cost related to the acquisition.  For the same period in 2009 other operating expenses also included a judgment in the amount of $64,000 which was levied against the Company for lender liability in the first quarter of 2009.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2010.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2010.

	Cumulative amounts as of March 31, 2010 Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$46,625	$—	$—	$—	$46,625
Certificates of deposit	—	150	—	—	150
Investments	—	1,124	3,366	115,176	119,666
Loans	54,950	24,578	86,089	36,905	202,522
Total interest-sensitive assets	$101,575	$25,852	$89,455	$152,081	$368,963

Interest-sensitive liabilities:
Deposits (a)	$168,630	$102,358	$13,576	$—	$284,564
Other borrowings	14,150	—	—	341	14,491
Total interest-sensitive liabilities	$182,780	$102,358	$13,576	$341	$299,055

Interest-sensitivity gap	$(81,205)	$(76,506)	$75,879	$151,740	$69,908

Cumulative interest-sensitivity gap to total interest-sensitive assets	(22.01)%	(42.74)%	(22.18)%	18.95%	18.95%

(a) Savings, Now, and money market deposits totaling $123,233 are included in the maturing in 3 months classification.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $430,000 for the three month period ended March 31, 2010.  This increase is primarily due to a $532,000 increase in retained earnings, representing an increase in net income of $625,000, partially offset by a $93,000 preferred dividend accrued to the Treasury under the CPP.  Partially offsetting the increase to retained earnings, the Company’s accumulated other comprehensive income, net of taxes decreased by $118,000 to $654,000.  This decrease is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 17%, 16% and 10% at March 31, 2010 compared to 16%, 15% and 10% at December 31, 2009, respectively.  At March 31, 2010, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended March 31, 2010, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CITIZENS BANCSHARES CORPORATION

Date: May 14, 2010	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: May 14, 2010	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer