Form 10-Q
period 2010-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2010-08-16
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,026,124 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on August 13, 2010.

PART 1.                FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In thousands, except share data)

	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$5,462	$6,461
Interest-bearing deposits with banks	31,925	20,609
Certificates of deposit	150	150
Investment securities available for sale, at fair value	116,296	112,644
Investment securities held to maturity, at cost	3,510	3,909
Other investments	2,257	2,257
Loans receivable, net	193,788	200,219
Premises and equipment, net	7,772	7,825
Cash surrender value of life insurance	10,619	10,465
Foreclosed real estate	8,897	10,837
Other assets	13,353	12,163

Total assets	$394,029	$387,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$53,305	$58,401
Interest-bearing deposits	293,186	267,611

Total deposits	346,491	326,012

Accrued expenses and other liabilities	5,038	4,794
Advances from Federal Home Loan Bank	337	14,495

Total liabilities	351,866	345,301

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series A , 7,462 shares issued and outstanding	7,462	7,462
Common stock - $1 par value; 20,000,000 shares authorized; 2,230,065 shares issued and outstanding	2,230	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(107)	(52)
Additional paid-in capital	7,787	7,707
Retained earnings	25,000	25,834
Treasury stock at cost, 217,531 shares at June 30, 2010 and December 31, 2009	(1,805)	(1,805)
Accumulated other comprehensive income, net of income taxes	1,506	772

Total stockholders’ equity	42,163	42,238

	$394,029	$387,539

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$3,163	$3,509	$6,511	$7,032
Investment securities:
Taxable	645	899	1,326	1,749
Tax-exempt	455	315	910	569
Interest-bearing deposits	21	26	42	31
Total interest income	4,284	4,749	8,789	9,381

Interest expense:
Deposits	667	1,102	1,355	2,043
Other borrowings	3	29	17	69
Total interest expense	670	1,131	1,372	2,112

Net interest income	3,614	3,618	7,417	7,269

Provision for loan losses	860	938	1,490	1,376

Net interest income after provision for loan losses	2,754	2,680	5,927	5,893

Noninterest income:
Service charges on deposits	941	1,012	1,846	1,970
Gain on sales of securities	1	139	334	162
Gain on sales of assets	—	4	4	2
Other operating income	276	335	790	662

Total noninterest income	1,218	1,490	2,974	2,796

Noninterest expense:
Salaries and employee benefits	1,986	1,845	3,949	3,681
Net occupancy and equipment	648	590	1,272	1,185
Amortization of core deposit intangible	122	131	254	145
FDIC insurance	209	187	390	298
Other real estate owned	1,716	180	1,847	216
Other operating expenses	1,232	1,499	2,446	3,130

Total noninterest expense	5,913	4,432	10,158	8,655

Income (loss) before income taxes	(1,941)	(262)	(1,257)	34

Income tax benefit	(837)	(197)	(778)	(185)

Net income (loss)	$(1,104)	$(65)	$(479)	$219
Preferred dividends accrued	94	94	188	121

Net income (loss) available to common shareholders	$(1,198)	$(159)	$(667)	$98

Net income (loss) per common share - basic and diluted	$(0.57)	$(0.08)	$(0.32)	$0.05

Weighted average common outstanding shares - basic and diluted	2,103	2,102	2,103	2,102

Dividends per common share	$0.08	$—	$0.08	$0.19

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited  — In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting			Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2008	—	$—	2,230	$2,230	90	$90	$—	$7,611	$25,465	(220)	$(1,813)	$75	$33,658

Net income	—	—	—	—	—	—	—	—	219	—	—	—	219
Unrealized holding gains on investment securities available for sale—net of taxes of $229,378	—	—	—	—	—	—	—	—	—	—	—	445	445
Less reclassification adjustment for holding gains included in net income—net of taxes of $55,124	—	—	—	—	—	—	—	—	—	—	—	(107)	(107)

Comprehensive income													557

Issuance of preferred stock	7	7,462	—	—	—	—	—	—	—	—	—	—	7,462
Stock based compensation expense	—	—	—	—	—	—	—	30	—	—	—	—	30
Sale of Treasury stock	—	—	—	—	—	—	—	—	—	2	8	—	8
Dividends declared - preferred	—	—	—	—	—	—	—	—	(72)	—	—	—	(72)
Dividends declared - common	—	—	—	—	—	—	—	—	(399)	—	—	—	(399)

Balance—June 30, 2009	7	$7,462	2,230	$2,230	90	$90	$—	$7,641	$25,213	(218)	$(1,805)	$413	$41,244

Balance—December 31, 2009	7	$7,462	2,230	$2,230	90	$90	$(52)	$7,707	$25,834	(218)	$(1,805)	$772	$42,238

Net loss	—	—	—	—	—	—	—	—	(479)	—	—	—	(479)
Unrealized holding gains on investment securities available for sale—net of taxes of $492,134	—	—	—	—	—	—	—	—	—	—	—	955	955
Less reclassification adjustment for holding gains included in net income—net of taxes of $113,626	—	—	—	—	—	—	—	—	—	—	—	(221)	(221)

Comprehensive income													255

Stock based compensation expense	—	—	—	—	—	—	—	13	—	—	—	—	13
Nonvested restricted stock	—	—	—	—	—	—	(55)	67	—	—	—	—	12
Dividends declared - preferred	—	—	—	—	—	—	—	—	(188)	—	—	—	(188)
Dividends declared - common	—	—	—	—	—	—	—	—	(167)	—	—	—	(167)

Balance—June 30, 2010	7	$7,462	2,230	$2,230	90	$90	$(107)	$7,787	$25,000	(218)	$(1,805)	$1,506	$42,163

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(In thousands)

	2010	2009
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(479)	$219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	1,490	1,376
Depreciation	360	395
Amortization and accretion, net	523	315
Provision for deferred income taxes (benefit)	(430)	(226)
Gains on sale of assets and investments	(338)	(164)
Stock based compensation expense	13	30
Restricted stock based compensation plan	12	—
Change in other assets	176	(5,202)
Change in accrued expenses and other liabilities	241	605

Net cash provided by (used in) operating activities	1,568	(2,652)

INVESTING ACTIVITIES:
Net cash and cash equivalents acquired from branch purchase	—	45,431
Net change in certificates of deposit	—	(51)
Proceeds from calls and maturities of investment securities held to maturity	397	133
Proceeds from sales and maturities of investment securities available for sale	23,835	15,327
Purchases of investment securities available for sale	(26,318)	(35,701)
Net change in other investments	—	30
Net change in loans receivable	3,491	(2,937)
Net proceeds from the sale of other real estate owned	1,685	245
Purchases of premises and equipment, net	(307)	(999)

Net cash provided by investing activities	2,783	21,478

FINANCING ACTIVITIES:
Net change in deposits	20,479	(19,566)
Principal payments on debt	—	(240)
Net change in advances from Federal Home Loan Bank	(14,158)	(2,209)
Proceeds from issuance of preferred stock	—	7,462
Sale of treasury stock activity	—	8
Dividends paid - preferred	(188)	(72)
Dividends paid - common	(167)	(399)

Net cash provided by (used in) financing activities	5,966	(15,016)

Net change in cash and cash equivalents	10,317	3,810

Cash and cash equivalents, beginning of period	27,070	16,146

Cash and cash equivalents at end of period	$37,387	$19,956

Supplemental disclosures of cash paid during the period for:
Interest	$1,369	$2,752

Income taxes	$60	$711

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$1,461	7,430

Change in unrealized gain on investment securities available for sale, net of taxes	$734	$338

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2010 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and six month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

In July 2010, the FASB issued Accounting Standard Codification Update No. 2010-20 concerning disclosures about the credit quality of financing receivables and the allowance for credit losses. Update No. 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Update No. 2010-20 requires companies to (1) provide enhanced disclosures around the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) explain how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) explain the changes and reasons for changes in the allowance for credit losses. The provisions of Update No. 2010-20 concerning disclosures for the end of a period are effective for interim and annual periods ending on or after December 15, 2010, or December 31, 2010 for the Company. The provisions of Update No. 2010-20 concerning disclosures about activity that occurs during a reporting period are applicable to the Company for interim and annual periods beginning on or after December 15, 2010, the interim period ending on March 31, 2011. The adoption of Update No. 2010-20 is expected to provide the reader of the Company’s financial statements with expanded and enhanced disclosure surrounding the allowance for credit losses.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$4,000	$9	$—	$4,009
State, county, and municipal securities	43,671	1,067	181	44,557
Mortgage-backed securities	66,343	1,743	356	67,730
Totals	$114,014	$2,819	$537	$116,296

At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$2,999	$1	$—	$3,000
State, county, and municipal securities	43,175	671	379	43,467
Mortgage-backed securities	57,756	1,194	566	58,384
Corporate securities	7,545	248	—	7,793
Totals	$111,475	$2,114	$945	$112,644

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,298	$106	$3	$3,401
Mortgage-backed securities	212	2	—	214

Totals	$3,510	$108	$3	$3,615

At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,585	$96	$13	$3,668
Mortgage-backed securities	324	3	—	327

Totals	$3,909	$99	$13	$3,995

The amortized costs and fair values of investment securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$856	$860	$190	$190
Due after one year through five years	2,809	2,882	915	941
Due after five years through ten years	22,771	23,292	2,405	2,484
Due after ten years	87,578	89,262	—	—

	$114,014	$116,296	$3,510	$3,615

Securities with carrying values of $85,498,000 and $86,127,000 at June 30, 2010 and December 31, 2009 were pledged to secure public deposits, FHLB advances and a $22 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Gross realized gains on securities were $334,000 and $162,000 at June 30, 2010 and 2009, respectively.  There were no gross realized losses on securities at June 30, 2010 and 2009.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At June 30, 2010

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$2,670	$(17)	$3,464	$(339)	$6,134	$(356)

Municipal securities	4,136	(105)	1,133	(76)	5,269	(181)

Total	$6,806	$(122)	$4,597	$(415)	$11,403	$(537)

Securities Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$—	$—	$277	$(3)	$277	$(3)

Total	$—	$—	$277	$(3)	$277	$(3)

At December 31, 2009

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$14,781	$(128)	$4,832	$(438)	$19,613	$(566)

Municipal securities	13,863	(353)	284	(26)	14,147	(379)

Total	$28,644	$(481)	$5,116	$(464)	$33,760	$(945)

Securities Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$—	$—	$267	$(13)	$267	$(13)

Total	$—	$—	$267	$(13)	$267	$(13)

At June 30, 2010 and December 31, 2009, the Company had 8 available-for-sale and held to maturity securities that were in an unrealized loss position for longer than 12 months.  Of the 8 investment securities that were in an unrealized loss position for more than 12 months, 4 were private label collateralized mortgage obligation (CMO) securities.  The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Real Estate Owned—Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company recorded the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2010 and December 31, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are measured for impairment on an annual basis or more frequently if there is a change in circumstances. If the goodwill or other intangibles exceed the fair value, an impairment charge is recorded in an amount equal to the excess. Impairment is tested utilizing accepted valuation techniques utilizing discounted cash flows of the business unit, and implied fair value based on a multiple of earnings and tangible book value for merger transactions. The measurement of these fair values is considered a Level 3 measurement.

The following tables present financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected (in thousands).

	Fair Value Measurements at June 30, 2010
		Quoted Prices
		In Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
Government-sponsored enterprises	$4,009	$—	$4,009	$—
State, county, and municipal securities	44,557	—	44,557	—
Mortgage-backed securities	67,730	—	67,730	—

Nonrecurring Basis:
Assets
Impaired loans	$65,333	$—	$65,333	$—
Other real estate owned	8,897	—	8,897	—
Goodwill	362	—	—	362
Core deposit intangibles	2,714	—	—	2,714

	Fair Value Measurements at December 31, 2009
		Quoted Prices
		In Active
		Markets for	Significant
	Assets/Liabilities	Identical	Other	Significant
	Measured at	Assets/	Observable	Unobservable
	Fair Value	Liabilities	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
Government-sponsored enterprises	$3,000	$—	$3,000	$—
State, county, and municipal securities	43,467	—	43,467	—
Mortgage-backed securities	58,384	—	58,384	—
Corporate securities	7,793	—	7,793	—

Nonrecurring Basis:
Assets
Impaired loans	$47,535	$—	$47,535	$—
Other real estate owned	10,837	—	10,837	—
Goodwill	362	—	—	362
Core deposit intangibles	2,967	—	—	2,967

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$5,462	$5,462	$6,461	$6,461
Interest-bearing deposits with banks	31,925	31,925	20,609	20,609
Cetificates of deposit	150	150	150	150
Investment securities	119,806	119,911	116,553	116,639
Other investments	2,257	2,257	2,257	2,257
Loans—net	193,788	194,853	200,219	201,840
Cash surrender value of life insurance	10,619	10,619	10,465	10,465

Financial liabilities:
Deposits	346,491	339,508	326,012	316,301
Advances from Federal Home Loan Bank	337	337	14,495	14,495

	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$17,720	—	$24,111	—
Commercial letters of credit	2,484	—	3,106	—

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

	June 30,	December 31,
	2010	2009

Balance—beginning of year	$10,837	$3,874
Additions	1,465	8,263
Sales	(1,685)	(1,042)
Write downs	(1,720)	(258)

Balance—end of year	$8,897	$10,837

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

The following table presents information about the Company’s intangible assets at (in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$962	$3,676	$709

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Aggregate amortization expense of core deposit intangibles:	$122	$131	$253	$145

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2010	$490
2011	$472
2012	$472
2013	$472
2014 and thereafter	$1,062

6.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Income (loss)	$(1,104)	$(65)	$(479)	$219

Other comprehensive income (loss)	852	(93)	734	338

Comprehensive income (loss)	$(252)	$(158)	$255	$557

7.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per share available to common and potential common stockholders for the three and six month periods ended June 30, 2010 and 2009 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2010

Basic earnings (loss) per share available to common stockholders	$(1,198)	2,103	$(0.57)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings (loss) per share	$(1,198)	2,103	$(0.57)

Three Months ended June 30, 2009

Basic earnings (loss) per share available to common stockholders	$(159)	2,102	$(0.08)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings (loss) per share	$(159)	2,102	$(0.08)

Six Months ended June 30, 2010

Basic earnings (loss) per share available to common stockholders	$(667)	2,103	$(0.32)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings (loss) per share	$(667)	2,103	$(0.32)

Six Months ended June 30, 2009

Basic earnings (loss) per share available to common stockholders	$98	2,102	$0.05
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings (loss) per share	$98	2,102	$0.05

8.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

On August 13, 2010, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Community Development Capital Initiative, the Company entered into a Letter Agreement, and an Exchange Agreement–Standard Terms (“Exchange Agreement”), with the Treasury, pursuant to which the Company agreed to exchange 7,462 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Shares”), issued on March 6, 2009, pursuant to the Company’s participation in the TARP Capital Purchase Program, for 7,462 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Shares”), both of which have a liquidation preference of $1,000 (the “Exchange Transaction”).  No new monetary consideration was exchanged in connection with the Exchange Transaction.

The Exchange Transaction closed on August 13, 2010 (the “Closing Date”). The issuance of the Series B Preferred Shares was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Series B Preferred Shares qualify as Tier 1 capital and will pay cumulative dividends at a rate of 2% per annum for the first eight years after the Closing Date and 9% per annum thereafter.  The Company may, subject to consultation with the Federal Reserve Bank of Atlanta, redeem the Series B Preferred Shares at any time for its aggregate liquidation amount plus any accrued and unpaid dividends.

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

The following discussion is of the Company’s financial condition as of June 30, 2010 and December 31, 2009, and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2010 and 2009.

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

Other Real Estate Owned - Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings.

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

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

Total assets at June 30, 2010 increased by 2% or $6,490,000 to $394,029,000 compared to $387,539,000 at December 31, 2009.  This increase is primarily due to the Company’s success in the growth of its deposit base during the first quarter of 2010.  Total deposits grew by $20 million or 6% to $346 million.  For the second quarter of 2010, total assets decreased by $20 million.  The decline is primarily due to a $14 million decrease in advances from the FHLB to manage the Company’s net interest margin and liquidity.

The majority of our deposit growth was temporarily invested in interest-bearing deposits with other banks which increased by $11 million for the first six months of the year.  For the second quarter of 2010, interest-bearing deposits with other banks decreased by $15 million as a result of the payoff of $14 million in FHLB advances.  As of June 30, 2010, the investment securities portfolio increased by $3 million compared to December 31, 2009, partially offsetting the decline in net loans receivable.  The Company continues to look for prudent and safe earning assets in which to invest and meet its liquidity and asset/liability requirements.

Loans receivable, net the Company’s largest earning asset, decreased by $6,431,000 or 3% to $193,788,000 at June 30, 2010 compared to December 31, 2009.  While the decline in loan volume has slowed, the Company continues to find new loan demand to be relatively weak due to the continuing recessionary economic conditions.

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

With the economy in a recession resulting in weak loan demand, the Company has grown its investment portfolios to generate earnings to offset the decrease in loan activity and increased FDIC assessments and credit reserve.  At June 30, 2010 and December 31, 2009, respectively, the Company’s investment securities portfolio represented approximately 31% of total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30	December 31,
		2010	2009

Commercial, financial, and agricultural		$13,969	$14,282
Installment		8,274	9,240
Real estate - mortgage		160,980	161,229
Real estate - construction		15,024	19,132
Other		302	594
	Loans receivable	198,549	204,477
Less:	Net deferred loan fees	173	164
	Allowance for loan losses	4,588	4,094

	Loans receivable, net	$193,788	$200,219

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

The financial and credit markets continued to experience difficulty during the first six months of 2010.  Although there appears to be some positive signs of recovery and the economic outlook appears to be stabilizing, our local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets.  For the year, nonperforming assets continues to be relatively flat compared to December 31, 2009, increasing by a nominal $124,000 to $17,927,000. During the first six months of 2010, the Company charged-off $1,081,000 in nonperforming loans.  The Company also recorded a significant decline in the appraised value of two of its foreclosed properties during the period which resulted in a $1,720,000 write-down on other real estate owned (OREO).

OREO decreased by $1,940,000 to $8,897,000 due to the sales of foreclosed properties totaling $1,685,000 and write-downs of $1,720,000, partially offset by additions to OREO of $1,465,000.  The $2,064,000 increase in nonaccrual loans to $9,030,000 was driven by two commercial real estate properties that were placed on nonaccrual status during the second quarter.  At June 30, 2010, nonperforming assets represent 4.55% of total assets compared to 4.59% at December 31, 2009, representing a slight improvement of 4 basis points.  There were no loans greater than 90 days past due and still accruing interest at the end of the second quarter of 2010 or at December 31, 2009.  In addition, there were 32 and 33 loans restructured or otherwise impaired totaling $11,014,000 and $15,380,000 at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, 4 restructured loans totaling $977,000 and 2 restructured loans totaling $863,000 at December 31, 2009 are included in the nonaccrual loans in the table below.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in thousands, except financial ratios)

Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$9,030	$6,966
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	9,030	6,966

Real estate acquired through foreclosure	8,897	10,837
Total nonperforming assets	$17,927	$17,803

Ratios:
Nonperforming loans to loans, net of unearned income	4.55%	3.41%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	8.65%	8.27%

Nonperforming assets to total assets	4.55%	4.59%

Allowance for loan losses to nonperforming loans	50.81%	58.77%

Allowance for loan losses to nonperforming assets	25.60%	23.00%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the second quarter of 2010, based on the Company’s evaluation, the provision for loan losses charged against operating earnings decreased $78,000 to $860,000 compared to $938,000 for the same three month period last year.  For the first six months of 2010, a provision for loan losses of $1,490,000 was charged against operating earnings compared to $1,376,000 for the same period last year. The increase in the provision for loan losses in 2010 relates to the continued deterioration of liquidity of the borrowers due to job loss and declines in the collateral value securing the loans due to current economic conditions.

The allowance for loan losses at June 30, 2010 was approximately $4,588,000, representing 2.31% of total loans, net of unearned income compared to approximately $4,219,000 for the same period last year, which represented 1.99% of total loans, net of unearned income.  Approximately $3,089,000 of the allowance for loan losses was allocated to loans management considered impaired at June 30, 2010.

At June 30, 2010, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Also, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches were approximately $45 million and $46 million at June 30, 2010 and December 31, 2009, which are generally secured by real estate.

•                  The Company’s loans to area convenience stores were approximately $12 million at June 30, 2010 and December 31, 2009.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels were approximately $18 million at June 30, 2010 and December 31, 2009, which are generally secured by real estate.

Also, 1—4 family residential mortgage loans secured by first liens were approximately $37 million at June 30, 2010 and December 31, 2009, respectively. The Company has no subprime mortgages in its loan portfolio.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month periods ended June 30, 2010 and 2009 (amount in thousands, except financial ratios):

	2010	2009

Loans, net of unearned income	$198,376	$212,066

Average loans, net of unearned income and the allowance for loan losses	$197,742	$208,203

Allowance for loan losses at the beginning of period	$4,094	$4,659

Loans charged-off:
Commercial, financial, and agricultural	100	33
Real estate - loans	796	1,523
Installment loans to individuals	185	315
Total loans charged-off	1,081	1,871

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	3	4
Real estate - loans	21	8
Installment loans to individuals	61	43
Total loans recovered	85	55

Net loans charged-off	996	1,816

Additions to allowance for loan losses charged to operating expense	1,490	1,376

Allowance for loan losses at period end	$4,588	$4,219

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.50%	0.87%

Ratio of allowance for loan losses to loans, net of unearned income	2.31%	1.99%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at June 30, 2010 increased 6% or $20 million to $346,491,000.  This increase in deposits relates to the continued growth in our deposit base as customers seek banks with a strong capital position and who are financially sound.  The Company meets both of these criteria.  Noninterest-bearing deposits decreased by 9% or $5 million due to seasonal fluctuations and interest-bearing deposits increased by 8% or $26 million when compared to December 31, 2009.

The Company is participating in the Temporary Liquidity Guarantee Program’s (“TLGP”) full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts regardless of dollar amount.  On April 13, 2010, the FDIC extended the TLGP through December 31, 2010 and the Company has elected to stay in the TLGP for the extended period.  In addition, the Company participates in the Certificate of Deposit Account Registry Services (“CDARS”), a program that allows each of our customers’ access to multi-million-dollar FDIC insurance coverage on CD investments.  The Company has deposits in both of these programs from Corporate and Governmental customers who make sizeable deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	June 30	December 31,
	2010	2009

NOW and money market accounts	$93,969	$84,432
Savings accounts	33,487	33,039
Time deposits of $100,000 or more	112,497	94,553
Other time deposits	53,233	55,587
	$293,186	$267,611

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

The Bank had outstanding advances from the FHLB of $337,000 at June 30, 2010 and $14,495,000 at December 31, 2009. These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of June 30, 2010 and December 31, 2009, total loans pledged as collateral was $43,477,000 and $47,494,000, respectively.

Maturity	Callable	Type	June 30, 2010		December 31, 2009
			(in thousands)

July 2010	Daily	Variable	—%	$—	0.36%	$14,150
August 2026		(1)	—	337	—	345

Total Principal Outstanding				$337		$14,495

Weighted Average Rate at Period End			—%		0.35%

(1)

Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At June 30, 2010, the Company had an $83 million line of credit facility at the FHLB of which $20.3 million was committed consisting of an advance of $337,000 and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $22 million of borrowing capacity at the Federal Reserve Bank discount window.

RESULTS OF OPERATIONS

In summary, the Company’s earnings for the first six months of 2010 was negatively impacted by the significant decline in the appraised value of two of its OREO properties which were the primary cause of $1.7 million in write-downs. For the three and six month periods, as a result of the write downs in OREO values, the Company experienced a net loss of $1,104,000 and $479,000, respectively, compared to a net loss of $65,000 and net income of $219,000 for the same periods last year before preferred dividends. Although there appears to be some positive signs of recovery, our market remains soft and valuations are deeply discounted.  However, our capital position is strong and our core operations remain solid.

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

For the three-month period ended June 30, 2010, net interest income was relatively flat, decreasing by a nominal $4,000 to $3,614,000 compared to $3,618,000 reported for the same period last year.  Total interest income declined by $465,000 compared to the same three month period in 2009 due to a $346,000 decrease in interest income on loans.  The Company continues to experience lower loan volume as well as lower loan yields and higher nonaccrual loans during the period due to the recessionary conditions.  Total interest expense for the period decreased by $461,000 or 41% compared to the same three month period in 2009.  Interest expense on interest-bearing deposits decreased by $435,000 or 39%, as the Company lowered its funding cost of interest-bearing deposits.  Also, interest expense on other borrowings decreased by $26,000 or 90% due to lower balances outstanding and lower interest rates paid on the Company’s advances from the FHLB.

On a year-to-date basis, net interest income increased by $148,000 or 2% to $7,417,000 compared to $7,269,000 for the same period in 2009.  Total interest income for this period decreased by $592,000 or 6% compared to the same six month period in 2009 and the decrease was primarily due to a $521,000 or 7% decrease in interest income on loans.  The same factors in the quarterly year-over-year comparison also contributed to the six month decrease in total interest income.  Total interest expense for the six month period decreased by $740,000 or 35% compared to the same six month period in 2009.  Interest expense on interest-bearing deposits decreased by $688,000 or 34%, as the Company has been successful in lowering rates on its deposit products.  At June 30, 2010, the Company had a net interest margin of 4.17% compared to 4.34% for the same period last year.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the second quarter, the Company’s provision for loan losses increased by $230,000 to $860,000 compared to the first quarter of 2010.  This increase was driven by two commercial real estate properties that were placed on nonaccrual status during the second quarter.  Compared to the same three month period last year, the second quarter 2010 provision for loan losses represents a decrease of $78,000.  For the first six months of 2010, the Company recognized a provision for loan losses of $1,490,000, an $114,000 or 8% increase, compared to $1,376,000 for the same period in 2009.  The allowance for loan losses was $4,588,000 at June 30, 2010 compared to $4,094,000 at December 31, 2009.  At June 30, 2010, the allowance for loan losses was 51% of nonperforming loans compared to 59% at December 31, 2009.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At June 30, 2010, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,218,000 for the three month period ended June 30, 2010, a decrease of $272,000 or 18% compared with the same period last year.  This decrease is primarily attributed to the Company realizing only a $1,000 gain on the sale of securities versus a $139,000 gain on the sale of securities realized for the same three month period last year.  Services charges on deposits also decreased during the three month period by $71,000 to $941,000 compared to $1,012,000 for the same period last year.

Year-to-date, noninterest income increased by $178,000 or 6% to $2,974,000 compared to the same period last year. This increase is also attributed to gains on the sale of securities which totaled $334,000 for the six month period compared to $162,000 last year.  Also significant, other operating income increased by $128,000 or 19% to $790,000 compared to the same six month period last year, partially offset by a decrease of $124,000 in services charges on deposits.  This increase is attributed to a $259,000 award the Company received for its participation in the U.S. Department of Treasury Bank Enterprise Award (BEA) which provides financial incentives for lending and investment activities within economically distressed communities.  The Company did not receive the BEA for the same period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense increased by $1,481,000 or 33% for the second quarter of 2010 compared to the same period last year. This increase is primarily due to $1,694,000 in write downs of OREO values during the three month period due to significant declines in the appraised value of two OREO properties.  For the same period last year, write downs of OREO properties totaled $114,000.  Partially offsetting the higher write downs of OREO property values was a decline in the Company’s other operating expenses of $267,000.  This decrease is partially due to the savings initiative implemented by the Company and several onetime expenses incurred during the first quarter of 2009 related to the legal and advisory services required for the Company’s participation in TARP and the acquisition of its Lithonia, Georgia branch.

For the six month period ended June 30, 2010, noninterest expense increased by $1,503,000 or 17%. The same factors in the quarterly year-over-year comparison also contributed to the six month increase in total noninterest expense.  Total OREO expenses increased by $1,631,000 or 755% due to the significant declines and subsequent write down of the appraised value of two OREO properties.  Other operating expenses decreased by $684,000 or 22% to $2,446,000 on a year-to-date basis due to the same factors stated in the quarterly year-over-year comparison.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at June 30, 2010.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2010.

	Cumulative amounts as of June 30, 2010
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$31,925	$—	$—	$—	$31,925
Certificates of deposit	—	150	—	—	150
Investments	190	860	3,797	114,959	119,806
Loans	46,975	23,566	90,763	37,072	198,376
Total interest-sensitive assets	$79,090	$24,576	$94,560	$152,031	$350,257

Interest-sensitive liabilities:
Deposits (a)	$177,783	$100,147	$15,256	$—	$293,186
Other borrowings	—	—	—	337	337
Total interest-sensitive liabilities	$177,783	$100,147	$15,256	$337	$293,523

Interest-sensitivity gap	$(98,693)	$(75,571)	$79,304	$151,694	$56,734

Cumulative interest-sensitivity gap to total interest-sensitive assets	(28.18)%	(49.75)%	(27.11)%	16.20%	16.20%

(a) Savings, Now, and money market deposits totaling $127,456 are included in the maturing in 3 months classification.

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

Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company’s customers, but also to maintain an appropriate balance between interest-

sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders.  Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

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

CAPITAL RESOURCES

Stockholders’ equity decreased by $75,000 for the six month period ended June 30, 2010. This decrease is primarily due to an $834,000 decrease in retained earnings, representing a net loss of $479,000, an $188,000 preferred dividend accrued to the Treasury under the CPP and a $167,000 dividend paid to common stockholders. Substantially offsetting the decrease to retained earnings, the Company’s accumulated other comprehensive income, net of taxes increased by $734,000 to $1,506,000.  This increase is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 17%, 16% and 9% at June 30, 2010 compared to 16%, 15% and 10% at December 31, 2009, respectively.  At June 30, 2010, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended June 30, 2010, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the additional risk factor regarding the recently enacted Dodd-Frank Reform Act which is set forth below.  You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Compliance with the recently enacted Dodd-Frank Reform Act may adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law.  The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial-services industry.  Major elements in the Dodd-Frank Reform Act include the following:

	•	The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.
	•	Enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them.
	•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.
	•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.
	•	Enhanced supervision of credit-rating agencies through the Office of Credit Ratings within the SEC.

• Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.
• The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.
•

Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

The majority of the provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company or the Bank.  Nonetheless, there are provisions with which we will have to comply now that the Dodd-Frank Reform Bill is signed into law.  As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Reform Act, we will have to work to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.

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

CITIZENS BANCSHARES CORPORATION

Date: August 13, 2010	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: August 13, 2010	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer