Form 10-Q
period 2010-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2010-11-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,015,085 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on November 12, 2010.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In thousands, except share data)

	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$5,800	$6,461
Interest-bearing deposits with banks	26,338	20,609
Certificates of deposit	150	150
Investment securities available for sale, at fair value	123,432	112,644
Investment securities held to maturity, at cost	3,314	3,909
Other investments	2,123	2,257
Loans receivable, net	193,923	200,219
Premises and equipment, net	7,647	7,825
Cash surrender value of life insurance	10,767	10,465
Foreclosed real estate	10,128	10,837
Other assets	12,911	12,163

Total assets	$396,533	$387,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$60,294	$58,401
Interest-bearing deposits	282,542	267,611

Total deposits	342,836	326,012

Accrued expenses and other liabilities	5,571	4,794
Advances from Federal Home Loan Bank	332	14,495

Total liabilities	348,739	345,301

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series A, 7,462 shares issued and outstanding	—	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	—
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	—
Common stock - $1 par value; 20,000,000 shares authorized; 2,232,616 shares issued and outstanding	2,233	2,230
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(107)	(52)
Additional paid-in capital	7,799	7,707
Retained earnings	25,494	25,834
Treasury stock at cost, 217,531 shares at September 30, 2010 and December 31, 2009	(1,805)	(1,805)
Accumulated other comprehensive income, net of income taxes	2,249	772

Total stockholders’ equity	47,794	42,238

	$396,533	$387,539

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  — In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$3,490	$3,623	$10,001	$10,655
Investment securities:
Taxable	616	874	1,942	2,622
Tax-exempt	451	375	1,361	945
Interest-bearing deposits	25	13	67	44
Total interest income	4,582	4,885	13,371	14,266

Interest expense:
Deposits	601	894	1,956	2,937
Other borrowings	—	24	16	93
Total interest expense	601	918	1,972	3,030

Net interest income	3,981	3,967	11,399	11,236

Provision for loan losses	450	771	1,940	2,147

Net interest income after provision for loan losses	3,531	3,196	9,459	9,089

Noninterest income:
Service charges on deposits	974	1,108	2,820	3,078
Gain on sales of securities	211	291	546	454
Gain (loss) on sales of assets	(9)	—	(5)	2
Other operating income	294	281	1,083	942

Total noninterest income	1,470	1,680	4,444	4,476

Noninterest expense:
Salaries and employee benefits	1,928	1,862	5,877	5,543
Net occupancy and equipment	680	646	1,952	1,830
Amortization of core deposit intangible	118	131	372	276
FDIC insurance	200	178	590	476
Other real estate owned	163	230	2,010	447
Other operating expenses	1,289	1,393	3,735	4,523

Total noninterest expense	4,378	4,440	14,536	13,095

Income (loss) before income taxes	623	436	(633)	470

Income tax expense (benefit)	38	14	(739)	(171)

Net income	$585	$422	$106	$641

Preferred dividends accrued	67	95	254	217

Net income (loss) available to common shareholders	$518	$327	$(148)	$424

Net income (loss) per common share - basic	$0.25	$0.16	$(0.07)	$0.20

Net income (loss) per common share - diluted	$0.24	$0.16	$(0.07)	$0.20

Weighted average common outstanding shares - basic	2,105	2,103	2,103	2,102

Weighted average common outstanding shares - diluted	2,126	2,103	2,103	2,102

Dividends per common share	$—	$—	$0.08	$0.19

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited  — In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2008	—	$—	2,230	$2,230	90	$90	$—	$7,611	$25,465	(220)	$(1,813)	$75	$33,658

Net income	—	—	—	—	—	—	—	—	641	—	—	—	641
Unrealized holding gains on investment securities available for sale—net of taxes of $1,133,411	—	—	—	—	—	—	—	—	—	—	—	2,200	2,200
Less reclassification adjustment for holding gains included in net income—net of taxes of $154,095	—	—	—	—	—	—	—	—	—	—	—	(300)	(300)

Comprehensive income													2,541

Issuance of preferred stock	7	7,462	—	—	—	—	—	—	—	—	—	—	7,462
Stock based compensation expense	—	—	—	—	—	—	—	34	—	—	—	—	34
Sale of Treasury stock	—	—	—	—	—	—	—	—	—	2	8	—	8
Dividends declared - preferred	—	—	—	—	—	—	—	—	(165)	—	—	—	(165)
Dividends declared - common	—	—	—	—	—	—	—	—	(399)	—	—	—	(399)

Balance—September 30, 2009	7	$7,462	2,230	$2,230	90	$90	$—	$7,645	$25,542	(218)	$(1,805)	$1,975	$43,139

Balance—December 31, 2009	7	$7,462	2,230	$2,230	90	$90	$(52)	$7,707	$25,834	(218)	$(1,805)	$772	$42,238

Net income	—	—	—	—	—	—	—	—	106	—	—	—	106
Unrealized holding gains on investment securities available for sale—net of taxes of $946,932	—	—	—	—	—	—	—	—	—	—	—	1,837	1,837
Less reclassification adjustment for holding gains included in net income—net of taxes of $185,552	—	—	—	—	—	—	—	—	—	—	—	(360)	(360)

Comprehensive income													1,583

Issuance of preferred stock, net	4	4,379	—	—	—	—	—	—	—	—	—	—	4,379
Issuance of common stock	—	—	3	3	—	—	—	—	—	—	—	—	3
Stock based compensation expense	—	—	—	—	—	—	—	27	—	—	—	—	27
Nonvested restricted stock	—	—	—	—	—	—	(55)	65	—	—	—	—	10
Dividends declared - preferred	—	—	—	—	—	—	—	—	(279)	—	—	—	(279)
Dividends declared - common	—	—	—	—	—	—	—	—	(167)	—	—	—	(167)

Balance—September 30, 2010	11	$11,841	2,233	$2,233	90	$90	$(107)	$7,799	$25,494	(218)	$(1,805)	$2,249	$47,794

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(In thousands)

	2010	2009
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$106	$641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,940	2,147
Depreciation	556	597
Amortization and accretion, net	751	504
Provision for deferred income benefit	(839)	(2,456)
Gains on sale of assets and investments, net	(541)	(456)
Stock based compensation expense	27	34
Restricted stock based compensation plan	13	—
Change in other assets	423	(3,766)
Change in accrued expenses and other liabilities	777	1,407

Net cash provided by (used in) operating activities	3,213	(1,348)

INVESTING ACTIVITIES:
Net cash and cash equivalents acquired from branch purchase	—	45,431
Net change in certificates of deposit	—	195
Proceeds from calls and maturities of investment securities held to maturity	928	201
Proceeds from sales and maturities of investment securities available for sale	39,532	36,744
Purchases of investment securities available for sale	(48,159)	(50,207)
Net change in other investments	—	30
Net change in loans receivable	1,382	(2,494)
Proceeds from the sale of other real estate owned	1,956	245
Purchases of premises and equipment, net	(378)	(1,038)

Net cash provided by (used in) investing activities	(4,739)	29,107

FINANCING ACTIVITIES:
Net change in deposits	16,824	(14,605)
Principal payments on debt	—	(240)
Net change in advances from Federal Home Loan Bank	(14,163)	(8,213)
Proceeds from issuance of preferred stock	4,379	7,462
Sale of treasury stock activity	—	8
Dividends paid - preferred	(279)	(165)
Dividends paid - common	(167)	(399)

Net cash provided by (used in) financing activities	6,594	(16,152)

Net change in cash and cash equivalents	5,068	11,607

Cash and cash equivalents, beginning of period	27,070	16,146

Cash and cash equivalents at end of period	$32,138	$27,753

Supplemental disclosures of cash paid during the period for:
Interest	$2,025	$3,711

Income taxes	$60	$713

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$3,019	5,274

Change in unrealized gain on investment securities available for sale, net of taxes	$1,478	$1,901

Exchange of Preferred Stock, Series A for Preferred Stock Series B with the U. S. Treasury	$7,462	$—

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2010 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Troubled Asset Relief Program

On August 13, 2010, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Community Development Capital Initiative, the Company entered into a Letter Agreement, and an Exchange Agreement—Standard Terms (“Exchange Agreement”), with the Treasury, pursuant to which the Company agreed to exchange 7,462 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Shares”), issued on March 6, 2009, pursuant to the Company’s participation in the TARP Capital Purchase Program, for 7,462 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Shares”), both of which have a liquidation preference of $1,000 (the “Exchange Transaction”).  No new monetary consideration was exchanged in connection with the Exchange Transaction.  The Exchange Transaction closed on August 13, 2010 (the “Closing Date”).

On September 17, 2010, the Company issued 4,379 shares of its Series C Preferred Shares to the Treasury as part of its TARP Community Development Capital Initiative for a total of 11,841 shares of Series B and C Preferred Shares issues to Treasury.  The issuance of the Series B and Series C Preferred Shares was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Series B and Series C Preferred Shares qualify as Tier 1 capital and will pay cumulative dividends at a rate of 2% per annum for the first eight years after the Closing Date and 9% per annum thereafter.  The Company may, subject to consultation with the Federal Reserve Bank of Atlanta, redeem the Series B and Series C Preferred Shares at any time for its aggregate liquidation amount plus any accrued and unpaid dividends.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$2,000	$1	$—	$2,001
State, county, and municipal securities	47,183	2,010	56	49,137
Mortgage-backed securities	66,590	1,778	324	68,044
Corporate securities	4,251	—	1	4,250
Totals	$120,024	$3,789	$381	$123,432

At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises securities	$2,999	$1	$—	$3,000
State, county, and municipal securities	43,175	671	379	43,467
Mortgage-backed securities	57,756	1,194	566	58,384
Corporate securities	7,545	248	—	7,793
Totals	$111,475	$2,114	$945	$112,644

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,295	$139	$—	$3,434
Mortgage-backed securities	19	1	—	20

Totals	$3,314	$140	$—	$3,454

At December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,585	$96	$13	$3,668
Mortgage-backed securities	324	3	—	327

Totals	$3,909	$99	$13	$3,995

The amortized costs and fair values of investment securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$855	$857	$—	$—
Due after one year through five years	5,040	5,134	911	939
Due after five years through ten years	24,157	24,894	2,403	2,515
Due after ten years	89,972	92,547	—	—

	$120,024	$123,432	$3,314	$3,454

Securities with carrying values of $72,110,000 and $86,127,000 at September 30, 2010 and December 31, 2009 were pledged to secure public deposits, FHLB advances and a $22 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Gross realized gains on securities were $546,000 and $464,000 at September 30, 2010 and 2009, respectively.  Gross realized losses on securities were $10,000 at September 30, 2009.  There were no gross realized losses on securities at September 30, 2010.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations, general obligation and revenue municipals and corporate securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At September 30, 2010

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$7,405	$(103)	$3,405	$(221)	$10,810	$(324)

Municipal securities	4,429	(44)	444	(12)	4,873	(56)

Corporate	4,250	(1)	—	—	4,250	(1)

Total	$16,084	$(148)	$3,849	$(233)	$19,933	$(381)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position greater than 12 months at September 30, 2010.

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

At September 30, 2010 the Company had 7 available for sale securities that were in an unrealized loss position for longer than 12 months.  At December 31, 2009, 8 available for sale and held to maturity securities were in an unrealized loss position for longer than 12 months.  The investment securities in an unrealized loss position for more than 12 months at September 30, 2010 and December 31, 2009 consisted of 4 private label collateralized mortgage obligation (CMO) securities.  The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2010 and December 31, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

	Fair Value Measurements at September 30, 2010
		Quoted Prices
		In Active
		Markets for	Significant
		Identical	Other	Significant
	Assets/Liabilities	Assets/	Observable	Unobservable
	Measured at	Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
Government-sponsored enterprises	$2,001	$—	$2,001	$—
State, county, and municipal securities	49,137	—	49,137	—
Mortgage-backed securities	68,044	—	68,044	—
Corporate securities	4,250	—	4,250	—

Nonrecurring Basis:
Assets
Impaired loans	$27,056	$—	$27,056	$—
Other real estate owned	10,128	—	10,128	—
Goodwill	362	—	—	362
Core deposit intangibles	2,595	—	—	2,595

	Fair Value Measurements at December 31, 2009
		Quoted Prices
		In Active
		Markets for	Significant
		Identical	Other	Significant
	Assets/Liabilities	Assets/	Observable	Unobservable
	Measured at	Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
Government-sponsored enterprises	$3,000	$—	$3,000	$—
State, county, and municipal securities	43,467	—	43,467	—
Mortgage-backed securities	58,384	—	58,384	—
Corporate securities	7,793	—	7,793	—

Nonrecurring Basis:
Assets
Impaired loans	$47,535	$—	$47,535	$—
Other real estate owned	10,837	—	10,837	—
Goodwill	362	—	—	362
Core deposit intangibles	2,967	—	—	2,967

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$5,800	$5,800	$6,461	$6,461
Interest-bearing deposits with banks	26,338	26,338	20,609	20,609
Cetificates of deposit	150	150	150	150
Investment securities	126,746	126,886	116,553	116,639
Other investments	2,123	2,123	2,257	2,257
Loans—net	193,923	194,671	200,219	201,840
Cash surrender value of life insurance	10,767	10,767	10,465	10,465

Financial liabilities:
Deposits	342,836	337,745	326,012	316,301
Advances from Federal Home Loan Bank	332	332	14,495	14,495

	Notional amount	Estimated fair value	Notional amount	Estimated fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$24,048	—	$24,111	—
Commercial letters of credit	2,484	—	3,106	—

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

	September 30,	December 31,
	2010	2009

Balance—beginning of period	$10,837	$3,874
Additions	3,019	8,263
Sales	(1,956)	(1,042)
Write downs	(1,772)	(258)

Balance—end of period	$10,128	$10,837

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

The following table presents information about the Company’s intangible assets at (in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset: Goodwill	$362	$—	$362	$—

Amortized intangible assets: Core deposit intangibles	$3,676	$1,081	$3,676	$709

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Aggregate amortization expense of core deposit intangibles:	$118	$131	$372	$276

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2010	$490
2011	$472
2012	$472
2013	$472
2014 and thereafter	$1,062

6.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Income	$585	$422	$106	$641

Other comprehensive income	743	1,563	1,477	1,901

Comprehensive income	$1,328	$1,985	$1,583	$2,542

7.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per share available to common and potential common stockholders for the three and nine month periods ended September 30, 2010 and 2009 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2010

Basic earnings per share available to common stockholders	$518	2,105	$0.25
Nonvested restricted stock grant	—	21	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$518	2,126	$0.24

Three Months ended September 30, 2009

Basic earnings per share available to common stockholders	$327	2,103	$0.16
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$327	2,103	$0.16

Nine Months ended September 30, 2010

Basic loss per share available to common stockholders	$(148)	2,103	$(0.07)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(148)	2,103	$(0.07)

Nine Months ended September 30, 2009

Basic earnings per share available to common stockholders	$424	2,102	$0.20
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$424	2,102	$0.20

8.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

9.  RECLASSIFICATIONS

Certain 2009 amounts have been reclassified to conform to the 2010 presentation. The reclassifications did not impact net income or stockholder’s equity.

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

The following discussion is of the Company’s financial condition as of September 30, 2010 and December 31, 2009, and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2010 and 2009.

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

Allowance for Loan Losses - The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs.  These estimates for losses are based, not only on individual assets and their related cash flow forecasts, sales values, and independent appraisals, but also on the volatility of certain real estate markets, and the concern for disposing of real estate in distressed markets.  For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses.  Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates.  The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors.  On a semi-annual basis an independent comprehensive review of the methodology and allocation of the allowance for loan losses is performed.  This assessment is made in the context of historical losses as well as existing economic conditions, and individual concentrations of credit.  Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.

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

FINANCIAL CONDITION

Total assets at September 30, 2010 increased by 2% or $8,994,000 to $396,533,000 compared to $387,539,000 at December 31, 2009.  This increase is primarily due to the Company’s success in the growth of its deposit base.  Total deposits grew by $16,824,000 or 5% to $343 million for the first nine months of the year.

To manage the Company’s net interest margin and liquidity, the majority of our deposit growth was used to pay off $14 million in FHLB advances.  Also, loan balances continued to contract from pay offs and paydowns generating additional liquidity that must be reinvested.  As a result, the Company’s investment securities portfolio increased by $10 million and interest-bearing deposits with other banks increased by $6 million for the first nine months of the year.  These increases were partially offsetting a $6 million decline in net loans receivable.  The Company continues to look for prudent and safe earning assets in which to invest and meet its liquidity and asset/liability requirements.

Loans receivable, net, the Company’s largest earning asset, decreased by $6,296,000 or 3% to $193,923,000 at September 30, 2010 compared to December 31, 2009.  While the decline in loan volume has slowed, the Company continues to find loan demand to be relatively weak due to the continuing recessionary economic conditions

The Company’s asset/liability management program, which monitors the Company’s interest rate sensitivity as well as volume and mix changes in earning assets and interest bearing liabilities, may impact the growth of the Company’s balance sheet as it seeks to maximize net interest income.

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

With the economy in a recession resulting in weak loan demand, the Company has grown its investment portfolios to generate earnings to offset the decrease in loan activity and increased FDIC assessments and credit reserve.  At September 30, 2010 and December 31, 2009, the investment securities portfolio represented approximately 33% and 31% of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		September 30	December 31,
		2010	2009

Commercial, financial, and agricultural		$17,525	$14,282
Installment		8,863	9,240
Real estate - mortgage		154,855	161,229
Real estate - construction		17,383	19,132
Other		323	594
	Loans receivable	198,949	204,477
Less:	Net deferred loan fees	191	164
	Allowance for loan losses	4,835	4,094

	Loans receivable, net	$193,923	$200,219

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

The financial and credit markets continued to experience difficulty during the first nine months of 2010.  Although there appears to be some positive signs of recovery and the economic outlook appears to be stabilizing, our local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets.  For the year, nonperforming assets increased by $1,212,000 to $19,015,000. During the first nine months of 2010, the Company charged-off $1,315,000 in nonperforming loans, an improvement over the $2,399,000 charged-off for the same period last year. OREO decreased by a nominal $709,000 to $10,128,000 due to the sales of foreclosed properties totaling $1,956,000 and write-downs of $1,772,000, partially offset by additions to OREO of $3,019,000.  The $1,921,000 increase in nonaccrual loans to $8,887,000 was driven by two commercial real estate properties that were placed on nonaccrual status during the second quarter of 2010.  At September 30, 2010, nonperforming assets represent 4.80% of total assets compared to 4.59% at December 31, 2009.  There were no loans greater than 90 days past due and still accruing interest at the end of the third quarter of 2010 or at December 31, 2009.  In addition, there were 22 and 33 loans restructured or otherwise impaired totaling $9,329,000 and $15,380,000 at

September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, eight restructured loans totaling $869,000 and two restructured loans totaling $863,000 at December 31, 2009 are included in nonaccrual loans in the table below.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$8,887	$6,966
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	8,887	6,966

Real estate acquired through foreclosure	10,128	10,837
Total nonperforming assets	$19,015	$17,803

Ratios:
Nonperforming loans to loans, net of unearned income	4.47%	3.41%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	9.10%	8.27%

Nonperforming assets to total assets	4.80%	4.59%

Allowance for loan losses to nonperforming loans	54.41%	58.77%

Allowance for loan losses to nonperforming assets	25.43%	23.00%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the first nine months of 2010, a provision for loan losses of $1,940,000 was charged against operating earnings compared to $2,147,000 for the same period last year. The decrease in the provision for loan losses in

2010 relates to provisioning improvement experienced in the third quarter of 2010.  For the third quarter of 2010, based on the Company’s evaluation, the provision for loan losses charged against operating earnings decreased $321,000 to $450,000 compared to $771,000 for the same three month period last year.

The allowance for loan losses at September 30, 2010 was approximately $4,835,000, representing 2.43% of total loans, net of unearned income compared to approximately $4,638,000 for the same period last year, which represented 2.21% of total loans, net of unearned income.  Approximately $3,348,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2010.

At September 30, 2010, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Also, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches were approximately $44 million and $46 million at September 30, 2010 and December 31, 2009, respectively, which are generally secured by real estate.

•                  The Company’s loans to area convenience stores were approximately $12 million at September 30, 2010 and December 31, 2009.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels were approximately $20 Million and $18 million at September 30, 2010 and December 31, 2009, respectively, which are generally secured by real estate.

Also, 1—4 family residential mortgage loans secured by first liens were approximately $36 million at September 30, 2010 and December 31, 2009. The Company has no subprime mortgages in its loan portfolio.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month periods ended September 30, 2010 and 2009 (amount in thousands, except financial ratios):

	2010	2009

Loans, net of unearned income	$198,758	$209,952

Average loans, net of unearned income and the allowance for loan losses	$196,143	$207,489

Allowance for loan losses at the beginning of period	$4,094	$4,659

Loans charged-off:
Commercial, financial, and agricultural	100	68
Real estate - loans	932	1,798
Installment loans to individuals	283	533
Total loans charged-off	1,315	2,399

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	4	6
Real estate - loans	23	153
Installment loans to individuals	89	72
Total loans recovered	116	231

Net loans charged-off	1,199	2,168

Additions to allowance for loan losses charged to operating expense	1,940	2,147

Allowance for loan losses at period end	$4,835	$4,638

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.61%	1.04%

Ratio of allowance for loan losses to loans, net of unearned income	2.43	2.21%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at September 30, 2010 increased 5% or $17 million to $342,836,000 compared to December 31, 2009.  This increase in deposits relates to the continued growth in our deposit base as customers seek banks with a strong capital position and who are financially sound.  The Company meets both of these criteria.  Noninterest-bearing deposits increased by 3% or $2 million due to seasonal fluctuations and interest-bearing deposits increased by 6% or $15 million compared to December 31, 2009.

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

The following is a summary of interest-bearing deposits (in thousands):

	September	December 31,
	2010	2009

NOW and money market accounts	$95,869	$84,432
Savings accounts	32,495	33,039
Time deposits of $100,000 or more	102,083	94,553
Other time deposits	52,095	55,587
	$282,542	$267,611

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

The Bank had outstanding advances from the FHLB of $332,000 at September 30, 2010 and $14,495,000 at December 31, 2009. These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of September 30, 2010 and December 31, 2009, total loans pledged as collateral was $43,477,000 and $47,494,000, respectively.

Maturity	Callable	Type	September 30, 2010		December 31, 2009
			(in thousands)

July 2011	Daily	Variable	—%	$—	0.36%	$14,150
August 2026		(1)	—	332	—	345

Total Principal Outstanding				$332		$14,495
Weighted Average Rate at Period End			—%		0.35%

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At September 30, 2010, the Company had a $79 million line of credit facility at the FHLB of which $20.3 million was committed consisting of an advance of $332,000 and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $22 million of borrowing capacity at the Federal Reserve Bank discount window.

RESULTS OF OPERATIONS

In summary, the Company’s earnings for the first nine months of 2010 were negatively impacted by a significant decline in the appraised value of two OREO properties resulting in a $1.7 million write-down of their invested value in the second quarter of 2010.  The Company was very conservative in its write downs of the two properties and hopefully will recover some of the value when the properties are sold.  For the three and nine month periods ending September 30, 2010, the Company had net income of $585,000 and $106,000, respectively, compared to a net income of $422,000 and $641,000 for the same periods last year before preferred dividends.

We have positioned ourselves to not only withstand the current economic cycle but prospectively benefit from opportunities created during this economic cycle. Our core operations remain strong as the Company’s emphasis on core funding and a diversified revenue stream has created an enviable funding mix and complementary fee income sources, which support the Company’s resumption of sustained, longer-term profitability.  Without further declines in market valuations which are beyond our control, we are optimistic for maintaining positive earnings for the year with a strong capital position and solid core operations.

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

Net interest income was essentially flat for the third quarter of 2010, increasing by a nominal $14,000 to $3,981,000 compared to $3,967,000 reported for the same period last year.  Total interest income declined by $303,000 for the three month period ended September 30, 2010 compared to the same period in 2009.  Interest income on loans decreased by $133,000 primarily due to weak loan demand and lower loan yields. Similarly, Interest income on investment securities declined by $182,000 compared to the third quarter of 2009.  While the Company experienced growth in its investment portfolio, this increase has been in lower yielding investment securities.  Total interest expense for the period decreased by $317,000 or 35% compared to the same three month period in 2009.  Interest expense on interest-bearing deposits decreased by $293,000 or 33% as the Company lowered its funding cost of interest-bearing deposits and improved its deposit mix.  Also, interest expense on other borrowings decreased by $24,000 or 100% as the Company had no outstanding interest bearing advances from the FHLB during the third quarter of 2010.

On a year-to-date basis, net interest income increased by $163,000 or 1% to $11,399,000 compared to $11,236,000 for the same period in 2009.  Total interest income for this period decreased by $895,000 or 6% compared to the same nine month period in 2009 and the decrease was primarily due to a $654,000 or 6% decline in interest income on loans.  Similarly, Interest income on investment securities declined by $264,000 or 7% compared to the same nine month period in 2009.  The same factors in the quarterly year-over-year comparison also contributed to the nine month decrease in total interest income.  Total interest expense for the nine month period decreased by $1,058,000 or 35%

compared to the same nine month period in 2009.  Interest expense on interest-bearing deposits decreased by $981,000 or 33% due to lower rates paid on deposit products and an improved deposit mix.  At September 30, 2010, the Company had a net interest margin of 4.29% compared to 4.45% for the same period last year.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the third quarter, the Company’s provision for loan losses decreased by $410,000 to $450,000 compared to the second quarter of 2010.  The increase in the second quarter of 2010 provision for loan losses was driven by two commercial real estate properties that were placed on nonaccrual status during the period.  Compared to the same three month period last year, the third quarter of 2010 provision for loan losses represents a decrease of $321,000.  For the first nine months of 2010, the Company recognized a provision for loan losses of $1,940,000, a $207,000 or 10% decline, compared to $2,147,000 for the same period in 2009.  The allowance for loan losses was $4,835,000 at September 30, 2010 compared to $4,638,000 at December 31, 2009.  At September 30, 2010, the allowance for loan losses was 54% of nonperforming loans compared to 59% at December 31, 2009.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2010, the Company considered its allowance for loan losses to be adequate.  Please also see discussion of Allowance For Loan Losses.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,470,000 for the three month period ended September 30, 2010, a decrease of $210,000 or 13% compared with the same period last year.  This is an improvement over the second quarter 2010 results of a $272,000 or 18% decrease compared with the same period last year.  The decline in the third quarter of 2010 is primarily attributed to services charges on deposits decreasing by $134,000 to $974,000 compared to $1,108,000 for the same period last year.  Also, the Company realized gains on the sale of securities totaling $211,000 versus $291,000 for the same three month period last year, representing a year- over-year decline of $80,000.

Year-to-date, noninterest income was essentially flat, decreasing by a nominal $32,000 to $4,444,000 compared to $4,476,000 reported for the same period last year.  Service charges on deposits for the nine month period decreased by $258,000, or 8%, to $2,820,000 compared to $3,078,000 last year.  Partially offsetting the decrease in service charges on deposits was a $92,000 increase in gains on the sale of securities and a $141,000 increase in other operating income compared to last year.  The increase in other operating income is attributed to a $259,000 award the Company received for its participation in the U.S. Department of Treasury Bank Enterprise Award (BEA) which provides financial incentives for lending and investment activities within economically distressed communities.  The Company did not receive the BEA for the same period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Noninterest expense decreased by $62,000 for the third quarter of 2010 compared to the same period last year.  The Company’s other operating expenses declined by $104,000 partially due to the savings initiative implemented by the Company.  OREO write downs and related expenses also decreased during the three month period, declining by $67,000 compared to the same period last year.  Offsetting these declines were a $66,000 increase in salaries and employee benefits cost due to higher medical costs and a $34,000 increase in net occupancy and equipment cost due to higher real estate taxes, maintenance and insurance costs.

For the nine month period ended September 30, 2010, noninterest expense increased by $1,441,000 or 11% as compared to the same period last year. Total OREO expenses increased by $1,563,000 or 350% due to the significant declines and subsequent write down of the appraised value of two OREO properties in the second quarter of 2010.  Salaries and employee benefits also increased by $334,000 for the year primarily due to higher medical costs and the addition of employees obtained from the Company’s acquisition of a Lithonia, Georgia branch.  Partially offsetting these increases was a decline in other operating expenses of $788,000 or 17% to $3,735,000 on a year-to-date basis. This decrease is partially due to the savings initiative implemented by the Company and several onetime expenses incurred during the first quarter of 2009 related to the legal and advisory services required for the Company’s participation in TARP and the acquisition of its Lithonia, Georgia branch.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2010.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2010.

	Cumulative amounts as of September 30, 2010
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$26,338	$—	$—	$—	$26,338
Certificates of deposit	—	150	—	—	150
Investments	355	502	6,045	119,844	126,746
Loans	43,434	27,940	91,198	36,377	198,949
Total interest-sensitive assets	$70,127	$28,592	$97,243	$156,221	$352,183

Interest-sensitive liabilities:
Deposits (a)	$186,676	$79,126	$16,740	$—	$282,542
Other borrowings	—	—	—	332	332
Total interest-sensitive liabilities	$186,676	$79,126	$16,740	$332	$282,874

Interest-sensitivity gap	$(116,549)	$(50,534)	$80,503	$155,889	$69,309

Cumulative interest-sensitivity gap to total interest-sensitive assets	(33.09)%	(47.44)%	(24.58)%	19.68%	19.68%

(a) Savings, Now, and money market deposits totaling $128,364 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets and on March 6, 2009, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Department of the Treasury (“Treasury”) under the TARP Program for an investment of $7,462,000.  During the third quarter of 2010, the Company exchanged the outstanding 7,462 shares of Series A Preferred Stock for 7,462 shares of Series B Preferred Stock.  The Company also issued 4,379 shares of Series C Preferred Stock to the Treasury for an investment of $4,379,000.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as the Company’s payment of dividends to its stockholders.  The Georgia Department of Banking and Finance regulates the Bank’s dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement by federal agencies to maintain adequate capital above regulatory guidelines and that bank holding companies and insured banks pay dividends out of current earnings. Currently, the Bank must receive approval from the Georgia Department of Banking and Finance and the Company must receive approval from the Federal Reserve Bank of Atlanta prior to the payment of dividends.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $5,556,000 for the nine month period ended September 30, 2010. This increase is primarily due to an additional $4,379,000 investment by the Treasury on September 17, 2010 under the TARP Program. In exchange for this investment, the Company issued 4,379 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a $1,000 per share liquidation value. Also, accumulated other comprehensive income, net of taxes positively impacted the Company’s capital, increasing by $1,477,000 to $2,249,000. This increase is attributed to the rapid movements in the Treasury markets, wild swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.  Retained earnings decreased by $340,000 due to a $279,000 preferred dividend paid to the Treasury and a $167,000 dividend paid to common stockholders, offset by net income of $106,000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 19%, 17% and 11% at September 30, 2010 compared to 16%, 15% and 10% at December 31, 2009, respectively.  At September 30, 2010, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating

Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended September 30, 2010, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 4.     REMOVED AND RESERVED

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

CITIZENS BANCSHARES CORPORATION

Date: November 15, 2010	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: November 15, 2010	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer