Form 10-K
period 2010-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2011-03-31
CIK 813640

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No.

         The number of shares outstanding for each of the registrant's classes of common stock as of March 28, 2011 was: 2,020,837 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $4.49 per share on June 30, 2010, was approximately $5,748,134.

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated : (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Proxy Statement for 2011 Annual Meeting of Shareholders

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

        The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see "Risk Factors" on page 20.

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

Investments

        As of December 31, 2010, investment securities comprised approximately 34% of the Bank's assets, with loans (net of loan loss reserves) comprising 50% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United

States, government-sponsored enterprises securities, general obligation municipals and other taxable securities.

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

Employees

        As of December 31, 2010, the Bank had 115 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

  •
  the bank holding company has registered securities under Section 12 of the Securities Act of 1934, as amended; or

  •
  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

        Our common stock is registered under Section 12 of the Securities Act of 1934, as amended. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        Support of Subsidiary Institutions.    Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street and Consumer Protection Act (the "Dodd-Frank Act"), the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve policy or the impending rules, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        Federal Reserve Debt Restrictions.    The Company must receive the prior written approval of the Federal Reserve before it incurs additional debt. These restrictions also prohibit us from paying dividends or redeeming or repurchasing shares of our capital stock without the prior written approval of the Federal Reserve.

        Non-Bank Subsidiary Examination and Enforcement.    As a result of the Dodd-Frank Act, all non-bank subsidiaries not currently regulated by a state or federal agency will now be subject to examination by the Federal Reserve Board in the same manner and with the same frequency as if its activities were conducted by the lead bank subsidiary. These examinations will consider the activities engaged in by the non-bank subsidiary pose a material threat to the safety and soundness of its insured depository institution affiliates, are subject to appropriate monitoring and control, and comply with applicable laws. Pursuant to this authority, the Federal Reserve Board may also take enforcement action against non-bank subsidiaries.

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

        Branching.    Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the DBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. Prior to enactment of the Dodd-Frank Act, the Bank and any other national or state-chartered bank were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, permitted branching across state lines through interstate mergers. However, interstate branching is now permitted for all national- and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

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

        As of December 31, 2010, the Bank was considered well-capitalized.

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

        An "adequately capitalized" bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%. A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC. Institutions that are not well-capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC. In addition, all institutions are generally prohibited from making capital distributions and paying management fees to controlling persons if, subsequent to such distribution or payment, the institution would be undercapitalized. Finally, an adequately capitalized bank may be forced to comply with certain operating restrictions similar to those placed on undercapitalized banks.

        An "undercapitalized" bank fails to meet the required minimum level for any relevant capital measure. A bank that reaches the undercapitalized level is likely subject to a consent order and other formal supervisory sanctions. An undercapitalized bank is not only subject to the restrictions placed on adequately capitalized banks, but also becomes subject to the following operating and management restrictions:

  •
  prohibit capital distributions;

  •
  prohibit payment of management fees to a controlling person;

  •
  require the bank to submit a capital restoration plan within 45 days of becoming undercapitalized;

  •
  require close monitoring of compliance with capital restoration plans, requirements and restrictions by the primary federal regulator;

  •
  restrict asset growth by requiring the bank to restrict its average total assets to the amount attained in the preceding calendar quarter;

  •
  require prior approval by the primary federal regulator for acquisitions, branching and new lines of business; and

  •
  prohibit any material changes in accounting methods.

        Finally, an undercapitalized institution may be required to comply with operating restrictions similar to those placed on significantly-undercapitalized institutions.

        A "significantly-undercapitalized" bank has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital less than 3%, and a Tier 1 leverage ratio less than 3%. In addition to being subject to the restrictions applicable to undercapitalized institutions, significantly undercapitalized banks become subject to the following additional restrictions, which:

  •
  require the sale of enough securities so that the bank is adequately capitalized or, if grounds for conservatorship or receivership exist, the merger or acquisition of the bank;

  •
  restrict affiliate transactions;

  •
  further restrict growth, including a requirement that the bank reduce its total assets;

  •
  restrict or prohibit all activities that are determined to pose an excessive risk to the bank;

  •
  require the bank to elect new directors, dismiss directors or senior executive officers, or employ qualified senior executive officers to improve management;

  •
  prohibit the acceptance of deposits from correspondent banks, including renewals and rollovers of prior deposits;

  •
  require prior approval of capital distributions by holding companies;

  •
  require holding company divestiture of the financial institution, bank divestiture of subsidiaries and/or holding company divestiture of other affiliates; and

  •
  require the bank to take any other action the federal regulator determines will "better achieve" prompt corrective action objectives.

        Finally, without prior regulatory approval, a significantly undercapitalized institution must restrict the compensation paid to its senior executive officers, including the payment of bonuses and compensation that exceeds the officer's average rate of compensation during the 12 calendar months preceding the calendar month in which the bank became undercapitalized.

        A "critically undercapitalized" bank has a Tier 1 leverage ratio that is equal to or less than 2%. A critically undercapitalized bank, in addition to the appointment of a receiver within 90 days and being subject to the restrictions applicable to undercapitalized and significantly undercapitalized institutions, is further prohibited from doing any of the following without the prior written regulatory approval:

  •
  entering into any material transaction other than in the ordinary course of business;

  •
  extending credit for any highly leveraged transaction;

  •
  amending the institution's charter or bylaws, except to the extent necessary to carry out any other requirements of law, regulation or order;

  •
  making any material change in accounting methods;

  •
  engaging in certain types of transactions with affiliates;

  •
  paying excessive compensation or bonuses, including golden parachutes;

  •
  paying interest on new or renewed liabilities at a rate that would increase the institution's weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors; and

  •
  making any principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized;

        In addition, a bank's primary federal regulatory may impose additional restrictions on critically undercapitalized institutions consistent with the intent of the prompt corrective action regulations. Once an institution has become critically undercapitalized, the federal banking regulators will, subject to certain narrow exceptions such as a material capital remediation, initiate the resolution of the institution.

        FDIC Insurance Assessments.    The Bank's deposits are insured by the Deposit Insurance Fund (the "DIF") of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. The Bank is thus subject to FDIC deposit premium assessments.

        Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings. For institutions assigned to the lowest risk category, the annual assessment rate ranges between 7 and 16 cents per $100 of domestic deposits. For institutions assigned to higher risk categories, assessment rates range from 17 to 77.5 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

        On September 29, 2009, the FDIC announced a uniform 3 basis points increase effective January 1, 2011, and on November 12, 2009, adopted a rule requiring nearly all FDIC-insured depository institutions, including the Bank, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009. At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

        Pursuant to the Dodd-Frank Act, the FDIC issued proposed regulations, which are anticipated to become effective April 1, 2011, that amend current regulations to redefine the "assessment base" used for calculating deposit insurance assessments. Rather than the current system, whereby the assessment base is calculated by using an insured depository institution's domestic deposits less a few allowable exclusions, the new assessment base will be calculated using the average consolidated total assets of an insured depository institution less the average tangible equity of such institution. In the proposed regulations, the FDIC defines tangible equity as Tier 1 capital. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in the case of institutions outside the lowest risk category, brokered deposits. The proposed rules eliminate adjustments for secured liabilities.

        The proposed rules retain the FDIC Board's flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC proposes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. As proposed, if the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

        The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation ("FICO"). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2010 ranged from 1.06 cents to 1.04 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        FDIC Temporary Liquidity Guarantee Program.    On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent "systemic risk" in the U.S. banking system, approved the Temporary Liquidity Guarantee Program ("TLGP"). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity to opt-out of either or both components of the TLGP.

        The Debt Guarantee Program:    Under the Temporary Liquidity Guarantee Program, the FDIC guaranteed certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC assessed to guarantee the senior unsecured debt varied by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee was 50 basis points; for debt with a maturity between 181 days and 364 days, the fee was 75 basis points, and for debt with a maturity of 365 days or longer, the fee was 100 basis points. The Company and the Bank are participating in the Debt Guarantee component of the TLGP.

        The Transaction Account Guarantee Program:    Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally set to expire on June 30, 2009, but was subsequently extended to December 31, 2010. Pursuant to the Dodd-Frank Act, beginning on the scheduled termination date for the Transaction Account Guarantee Program, or TAGP, and continuing through December 31, 2012, unlimited insurance coverage will be provided for funds held in non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts (IOLTAs). During the TAGP extension period, the FDIC imposed a surcharge between 15 and 25 basis points on the daily average balance in excess of $250,000 held in non-interest bearing transaction accounts. Pursuant to the Dodd-Frank Act, however, institutions are no longer separately assessed for the additional coverage, and the unlimited insurance is included in assessments for the overall insurance program. One distinction from this new insurance and the TAGP, is the exclusion of minimal interest-bearing NOW accounts, which were previously covered under the TAGP.

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

        Enforcement Powers.    The Financial Institution Reform Recovery and Enforcement Act ("FIRREA") expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,100,000 per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

        Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue regulatory orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

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

        The Consumer Financial Protection Bureau.    The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the "Bureau") within the Federal Reserve Board. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

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

        Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, noncontrolling interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2010, our ratio of total capital to risk-weighted assets was 18% and our ratio of Tier 1 Capital to risk-weighted assets was 17%.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2010, the Company's leverage ratio was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

        Provisions of the Dodd-Frank Act commonly referred to as the "Collins Amendment" established new minimum leverage and risk-based capital requirements on bank holding companies and eliminated the inclusion of "hybrid capital" instruments in Tier 1 capital by certain institutions.

        The Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010. However, preferred shares issued to the U.S. Department of the Treasury (the "Treasury") pursuant to the TARP Capital Purchase Program ("TARP CPP") or TARP Community Development Capital Initiative are exempt from the Collins Amendment and are permanently includable in Tier 1 capital.

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

        The Federal Reserve Board, and the FDIC have authority to compel or restrict certain actions if the Bank's capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.

        Generally, the regulatory capital framework under which the Company and the Bank operate is in a period of change with likely legislation or regulation that will continue to revise the current standards and very likely increase capital requirements for the entire banking industry. Pursuant to the Dodd-Frank Act, bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies and systematically important non-bank financial companies. The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.

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

        Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve Board prior to dividend declarations, and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that CPP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

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

        The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of "covered transactions" and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

        Within one year of enactment of the Dodd-Frank Act, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, has been approved by a majority of the disinterested directors.

Limitations on Senior Executive Compensation

        In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermined the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

  •
  Incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

  •
  Incentive compensation arrangements should be compatible with effective controls and risk management; and

  •
  Incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

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

The Dodd-Frank Act

        The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the OCC and the FDIC.

        Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions' operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

        With most of our loans concentrated in metro Atlanta, Georgia and Birmingham, Alabama, a further decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

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

        At December 31, 2008, we had a total of $3.9 million of OREO. At December 31, 2009, we had a total of $10.8 million of OREO, reflecting a $6.9 million increase, or 176%, from 2008 to 2009. At December 31, 2010, we had a total of $9.1 million of OREO, reflecting a $1.7 million decrease, or 16%, from 2009 to 2010. This decrease in OREO is primarily due to sales and write-downs of OREO market valuations which exceeded additions to OREO in 2010. Due to the on-going economic crisis, the amount of OREO may increase in 2011. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise will increase. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

        Since January 2008, in response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets, the Federal Reserve has taken action on seven occasions to reduce interest rates by a total of 400 to 425 basis points, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2011, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

We are subject to extensive regulation, including the recently enacted Dodd-Frank Reform Act, that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

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

        On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Reform Act") into law. The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Major elements in the Dodd-Frank Reform Act include the following:

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

        On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution's assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution's assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. There can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future. If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A further downgrade in our regulatory condition could also cause our assessment to materially increase. During 2010, the Company expensed $796,000 in FDIC premiums.

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

        We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the Troubled Assets Relief Program Capital Purchase Program and the Troubled Assets Relief Program Community Development Capital Initiative. As of December 31, 2010, we had outstanding preferred stock issued to the Treasury totaling $11.8 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common stockholders. Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

Our agreement with the United States Department of the Treasury under the Troubled Assets Relief Program Community Development Capital Initiative ("TARP CDCI") is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

        Under the TARP CDCI, the Treasury may unilaterally amend the terms of its agreement with us in order to comply with any changes in federal law. We cannot predict the effects of any of these changes and of the associated amendments.

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

        In addition, because we have participated in the United States Department of the Treasury's Troubled Assets Relief Program Community Development Capital Initiative ("TARP CDCI"), our ability to pay dividends on common stock is further limited. Specifically, we may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CDCI. The TARP CDCI also restricts our ability to increase the amount of dividends we may pay on common stock, which potentially could impact the market value of our common stock.

The Emergency Economic Stabilization Act of 2008 ("EESA"), the Dodd-Frank Reform Act or other governmental actions may not stabilize the financial services industry.

        The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs are being developed and implemented under EESA. In addition, the Dodd-Frank Reform Act has overhauled many aspects of the regulation of the financial industry. These laws, however, may not have the intended effect, and as a result, the condition of the financial services industry could decline instead of improve. The failure of the EESA and the Dodd-Frank Reform Act to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

        We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several previously favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

ITEM 3.    LEGAL PROCEEDINGS

        On May 20, 2010, Citizens Trust Bank filed suit (Citizens Trust Bank v. Atlanta International R.M.I., Inc; Kathleen W. Carlson, and Group Resources Incorporated, in the Superior Court of Fulton County, State of Georgia, Civil Action File No. 2010-cv-185932) against its former insurance brokers and the third party administrator of the Bank's medical insurance plan. The lawsuit alleges negligent misrepresentation, breach of fiduciary duty, fraud, and civil conspiracy against the defendants based on allegations that the defendants misrepresented the coverage provided under the Bank's 2009 and 2010 medical insurance plan and concealed the actual coverage to induce the Bank to continue with the same plan. Citizens Trust Bank seeks compensatory damages in the amount of at least $268,013.15, punitive damages, and reimbursement of its attorney's fees. One of the defendants has filed a counterclaim alleging indemnification and abusive litigation and is seeking its attorney's fees. Discovery is set to expire on April 28, 2011, and the case is set for trial on the court's August 2011 jury trial calendar.

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

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2009. The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
Fiscal year ended December 31, 2009
March 31, 2009	$4.76	$2.51
June 30, 2009	$5.70	$3.10
September 30, 2009	$5.75	$4.75
December 31, 2009	$5.01	$3.01
Fiscal year ended December 31, 2010
March 31, 2010	$4.00	$2.75
June 30, 2010	$4.75	$3.15
September 30, 2010	$4.75	$2.75
December 31, 2010	$4.60	$2.91

        As of March 15, 2011, there were approximately 1,319 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

        The Company paid an annual cash dividend of $0.08 per share in 2010 and $0.19 per share in 2009. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. Further, the Company must receive the prior regulatory approval before declaring or paying any dividend to its shareholders. See "Description of Business—Bank Regulation."

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

        Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part I of this report and include risks discussed in this section of the Annual Report and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions have adversely affected our industry; current levels of market volatility are unprecedented; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation, or any proposed federal programs, will stabilize the U.S. financial system, and such legislation and programs may adversely affect us; the impact on us of recently enacted legislation, in particular the EESA and its implementing regulations, and actions by the FDIC, cannot be predicted at this time; credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; as a financial services company, adverse changes in general business or economic conditions could have a material adverse affect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse affect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; negative public opinion could damage our reputation and adversely impact our business and revenues; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

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

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). The Company had no investment securities classified as trading securities during 2010, 2009, or 2008.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. The Company has 4 private label collateralized mortgage obligation (CMO) securities which have been in a loss position for twelve months or more. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2010, 2009, or 2008.

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

        The Company considers its accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. The level of the allowance for loan losses reflects the Company's continuing evaluation of specific lending risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Additionally, these estimates for loan losses are based on individual assets and their related cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses. Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit.

        Loans are charged-off against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

        We believe that the allowance for loan losses at December 31, 2010 is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company's Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company's business, financial condition, results of operations, and cash flows.

        See Item 1A. Risk Factors contained herein for discussion regarding the material risks and uncertainties that we believe impact our allowance for loan losses.

        Other Real Estate Owned—The value of other real estate owned represents another accounting estimate that depends heavily on current economic conditions. Other real estate owned is initially recorded at fair value less estimated selling costs, establishing a new cost basis. Fair value of such real estate is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell. Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of other real estate owned are charged against income. Costs relating to the development and improvement of such properties are capitalized.

        The fair value of properties in the other real estate owned portfolio is generally determined from appraisals obtained from independent appraisers. We review the appraisal assumptions for reasonableness and may make adjustments when necessary to reflect current market conditions. Such assumptions may not prove to be valid. Moreover, no assurance can be given that changing economic conditions and other relevant factors impacting our foreclosed real estate portfolio will not cause actual occurrences to differ from underlying assumptions thus adversely impacting our business, financial condition, results of operations, and cash flows.

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

	Years ended December 31,
	2010	2009	2008
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$15,066	$15,132	$13,555

Provision for loan losses	$2,465	$2,960	$2,489

Net income	$629	$1,027	$1,023

Net income available to common shareholders	$316	$715	$1,023

Per share data:
Net income per common share	$0.15	$0.34	$0.49

Book value per common share	$16.13	$16.54	$16.03

Cash dividends declared per common share	$0.08	$0.19	$0.19

Balance sheet data:
Loans, net of unearned income	$196,182	$204,313	$214,964

Deposits	$337,604	$326,012	$281,913

Notes payable	$—	$—	$240

Advances from Federal Home Loan Bank	$328	$14,495	$28,713

Total assets	$387,806	$387,540	$348,095

Average stockholders' equity	$43,804	$40,350	$33,128

Average assets	$399,277	$378,049	$342,853

Ratios:
Net income available to common shareholders to average assets	0.08%	0.19%	0.30%
Net income available to common shareholders to average stockholders' equity	0.72%	1.77%	3.09%
Dividend payout ratio per common share	53.57%	55.86%	38.90%
Average stockholders' equity to average assets	10.97%	10.67%	9.66%

        In 2010, the Company reported net income available to common shareholders of $316,000, a 56 percent decrease over net income available to common shareholders of $715,000 reported in 2009, which represented a 30 percent decrease over 2008 net income per common share. The year over year decrease in 2010 net income per common share is attributed to a $2,052,000 or 442 percent increase in net other real estate owned related expenses and write-downs. During 2010, due to the deteriorating real estate values in the Company's market areas, approximately $1,978,000 in write-downs were charged against income to reflect the fair value less estimated selling costs of the Company's OREO portfolio. Also, the Company accrued $314,000 and $312,000 in preferred dividends due to the U.S. Department of the Treasury related to the TARP CPP in which the Company is a participant. There were no preferred dividends accrued in 2008. Basic and diluted earnings per common share were $0.15 and $0.34 for 2010 and 2009, respectively. Pretax income for 2010 decreased by $1,125,000 compared to 2009, representing a 132 percent decline to a net loss of $274,000. The Company recognized an income tax benefit of $903,000 and $175,000 in 2010 and 2009, respectively. The increase in the income tax benefit recognized for 2010 is due to a $438,000 or 32 percent increase in tax-exempt interest income and a $1,851,000 decrease in taxable interest income compared to 2009.

        The Company has maintained its strong capital position during this unprecedented financial crisis that has affected the banking system and financial markets. The ratio of average stockholders' equity to average assets is one measure used to determine capital strength. The Company's average stockholders' equity to average assets ratio for 2010, 2009 and 2008 was 10.97 percent, 10.67 percent and 9.66 percent, respectively. Another key capital ratio, the Company's 2010 net income to average stockholders' equity (return on equity), was 0.72 percent in a year where many financial institutions reported negative returns on equity. The Company's return on equity in previous years was 1.77 percent and 3.09 percent in 2009 and 2008, respectively.

        The following statistical information is provided for the Company for the years ended December 31, 2010, 2009 and 2008. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K. Some of the financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report (amounts in thousands).

	2010			2009			2008
	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Loans, net(a)	$194,996	$13,084	6.71%	$206,469	$14,106	6.83%	$218,956	$15,878	7.25%
Investment securities:
Taxable	76,817	2,547	3.32%	73,817	3,398	4.60%	66,039	3,232	4.89%
Tax-exempt(b)	47,608	2,765	5.81%	35,536	2,102	5.91%	18,746	1,119	5.97%
Interest bearing deposits	33,212	86	0.26%	23,087	63	0.27%	6,399	133	2.07%

Total interest-earning assets	352,633	$18,482	5.24%	338,909	$19,669	5.80%	310,140	$20,362	6.57%
Other non-interest earning assets	46,644			39,140			32,713

Total Assets	$399,277			$378,049			$342,853

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand and savings	$125,709	$604	0.48%	$110,243	$861	0.78%	$101,854	$1,607	1.58%
Time	157,413	1,855	1.18%	138,433	2,854	2.06%	132,462	4,537	3.43%
Other borrowings	4,368	16	0.37%	22,733	107	0.47%	11,394	282	2.47%

Total interest bearing liabilities	$287,490	$2,475	0.86%	$271,409	$3,822	1.41%	$245,710	$6,426	2.62%
Other non-interest bearing liabilities	67,983			66,290			64,015
Stockholders' equity(c)	43,804			40,350			33,128

Total liabilities and stockholders' equity	$399,277			$378,049			$342,853

Excess of interest-earning assets over Interest-bearing liabilities	$65,143			$67,500			$64,430

Ratio of interest-earning assets to Interest-bearing liabilities	122.66%			124.87%			126.22%

Net interest income (tax equivalent)		$16,007			$15,847			$13,936

Net interest spread			4.38%			4.39%			3.95%

Net interest yield on interest earning assets			4.54%			4.68%			4.49%

(a)
Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are also included.

(b)
Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(c)
Includes voting and non-voting common stock and preferred stock

Average Balance Sheets, Interest Rate, and Interest Differential

        The following table sets forth, for the year ended December 31, 2010, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

				Due to Change in(a)
	December 31,
			Increase (decrease)
	2010	2009		Volume	Rate
Interest earned on:
Loans, net	$13,084	$14,106	$(1,022)	$(777)	$(245)
Taxable investment securities	2,547	3,398	(851)	119	(970)
Tax-exempt investment securities(b)	2,765	2,102	663	708	(45)
Interest bearing deposits	86	63	23	27	(4)

Total interest income	18,482	19,669	(1,187)	77	(1,264)

Interest paid on:
Savings and interest-bearing demand deposits	604	861	(257)	98	(355)
Time deposits	1,855	2,854	(999)	307	(1,306)
Other borrowed funds	16	107	(91)	(77)	(14)

Total interest expense	2,475	3,822	(1,347)	328	(1,675)

Net interest income (tax equivalent)	$16,007	$15,847	$160	$(251)	$411

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

Average Balance Sheets, Interest Rate, and Interest Differential

        The following table sets forth, for the year ended December 31, 2009, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

				Due to Change in(a)
	December 31,
			Increase (decrease)
	2009	2008		Volume	Rate
Interest earned on:
Loans, net	$14,106	$15,878	$(1,772)	$(879)	$(893)
Taxable investment securities	3,398	3,232	166	369	(203)
Tax-exempt investment securities(b)	2,102	1,119	983	998	(15)
Interest bearing deposits	63	133	(70)	196	(266)

Total interest income	19,669	20,362	(693)	684	(1,377)

Interest paid on:
Savings and interest-bearing demand deposits	861	1,607	(746)	99	(845)
Time deposits	2,854	4,537	(1,683)	164	(1,847)
Other borrowed funds	107	282	(175)	167	(342)

Total interest expense	3,822	6,426	(2,604)	430	(3,034)

Net interest income (tax equivalent)	$15,847	$13,936	$1,911	$254	$1,657

(a)
The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)
Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Financial Condition

        At December 31, 2010, the Company had total assets of $387,806,000 which was consistent with last year. Total assets primarily consisted principally of $130,666,000 in investments and $191,994,000 in net loans representing 34 percent and 50 percent of total assets, respectively, at December 31, 2010. For the same period last year, investments and net loans represented 31 percent and 52 percent, respectively, of total assets.

        Interest-bearing deposits with banks decreased by $1,575,000 to $19,033,000 at December 31, 2010 compared to last year. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company's liquidity position. The Company monitors it short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

        Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company's assets. Average loans, net for the years ended December 31, 2010 and 2009 were $194,996,000 and $206,469,000, respectively. Loans, net outstanding at December 31, 2010 and 2009 were $191,994,000 and $200,219,000, respectively. The declines are attributed to weak loan demand as a result of the challenging economic environment of the past two years. High unemployment and declining property values have customers focusing on capital preservation and debt reduction. The Company remains focused on extending credit to qualified borrowers as businesses and consumers work through the current economic downturn.

        At December 31, 2010, other real estate owned decreased by $1,727,000 to $9,110,000 compared to December 31, 2009. The decrease is due to total sales and write-downs of $3,089,000 and $1,978,000, respectively, exceeding the $3,340,000 added to OREO during 2010. The Company realized a loss on the sale of OREO of $120,000 in 2010 compared to a gain of $123,000 in 2009.

        Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $383,000 or 4 percent to $10,848,000 at December 31, 2010. The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

        The Company's liabilities at December 31, 2010 totaled $341,989,000 and consisted primarily of $337,604,000 in deposits. Average deposits for the years ended December 31, 2010 and 2009 were $351,105,000 and $314,966,000, respectively. Total deposits outstanding at December 31, 2010 and 2009 were $337,604,000 and $326,012,000, respectively. During 2010, the Company used the excess liquidity provided by the increase in deposits to reduce its dependence on wholesale funding. FHLB advances at December 31, 2010 totaled $328,000 compared to $14,495,000 at December 31, 2009.

        Stockholders' equity was $45,817,000, representing an 8 percent increase over last year. Book value per common share increased to $16.13 at December 31, 2010 compared to $16.54 at December 31, 2009.

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

        The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2010	2009	2008
	(amounts in thousands)
Available for Sale:
Government-sponsored enterprises securities	$—	$3,000	$—
State, county, and municipal securities	45,904	43,467	21,365
Mortgage-backed securities	72,969	58,384	66,596
Corporate securities	8,482	7,793	—

Totals	$127,355	$112,644	$87,961

	December 31,
	2010	2009	2008
	(amounts in thousands)
Held to Maturity:
State, county, and municipal securities	$3,294	$3,585	$4,003
Mortgage-backed securities	17	324	580

Totals	$3,311	$3,909	$4,583

        At December 31, 2010 and 2009, investment securities comprised approximately 34 percent and 31 percent of the Company's assets, respectively. The investment portfolio had a fair market value of $130,748,000 and an amortized cost of $130,989,000, resulting in a net unrealized loss of $241,000 at December 31, 2010. For the same period in 2009, the investment portfolio had a fair market value of $116,639,000 and an amortized cost of $115,385,000, resulting in a net unrealized gain of $1,254,000.

        Total investments classified as available for sale had a fair value of $127,355,000 ($127,678,000 amortized cost) at December 31, 2010, compared to a fair value of $112,644,000 ($111,475,000 amortized cost) at December 31, 2009. Investments classified as held to maturity at December 31, 2010 had an amortized cost of $3,311,000 ($3,393,000 estimated fair value), compared to an amortized cost of $3,909,000 ($3,995,000 estimated fair value) at December 31, 2009.

        The following table shows the contractual maturities of all investment securities at December 31, 2010 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities(a)	$12,448	2.44%	$53,558	3.19%	$6,980	2.67%	$—	—%
State, county, and municipal securities	1,774	3.93%	7,346	6.04%	15,195	5.84%	24,883	5.71%
Corporate securities	—	—%	1,982	2.50%	6,500	2.75%	—	—%

Totals	$14,222		$62,886		$28,675		$24,883

(a)
Mortgage-backed securities have been categorized at their average life according to their projected speed. Principal repayments will occur at varying dates throughout the terms of the mortgages.

        Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and at the FRB it is 6 percent of the par value of the bank's common stock outstanding and paid-in-capital. These investments are carried at cost and decreased by $199,000 to $2,058,000 in 2010 compared to 2009.

Loans

        The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan:

	December 31,
	2010	2009	2008	2007	2006
Commercial, financial, and agricultural	$16,985,802	$14,282,223	$15,826,477	$9,317,218	$15,485,542
Installment	7,538,253	9,239,846	10,581,978	12,232,440	12,244,005
Real estate—mortgage	156,557,785	161,229,479	164,822,039	182,120,221	162,091,528
Real estate—construction	14,248,148	19,131,784	21,526,282	32,452,957	29,386,206
Other	1,036,266	593,957	2,399,891	2,387,070	2,229,200

	196,366,254	204,477,289	215,156,667	238,509,906	221,436,481
Less: Net deferred loan fees	184,426	163,819	192,550	298,744	324,682
Allowance for loan losses	4,188,022	4,094,258	4,658,608	2,847,651	3,108,590

	$191,993,806	$200,219,212	$210,305,509	$235,363,511	$218,003,209

        The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

        The largest component of loans in the Company's loan portfolio is real estate mortgage loans. At December 31, 2010 and 2009, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties, totaled $156.6 million and $161.2 million, respectively and represented 79.8 percent and 78.9 percent, respectively of the loans, net of unearned income.

        The Company's loans to area churches were approximately $43.7 million at December 31, 2010 and $45.5 million at 2009, respectively. Loans to local area convenience stores totaled approximately $11.3 million and $11.9 million in 2010 and 2009, respectively. The Company also has approximately $20.9 million and $18.4 million in loans to area hotels at December 31, 2010 and 2009, respectively. These loans are generally secured by real estate. The balance of churches, convenience stores and hotel loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

        The following table sets forth certain information at December 31, 2010, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans (amounts in thousands):

	Due after
	One year or less	Between one and five years	After five years	Total
Commercial, financial, and agricultural	$6,403	$10,571	$12	$16,986
Installment	3,949	3,552	37	7,538
Real estate—mortgage	50,558	69,492	36,508	156,558
Real estate—construction	9,471	4,723	54	14,248
Other	1,028	8	—	1,036

	$71,409	$88,346	$36,611	$196,366

Loans due after one year:
Having predetermined interest rates				$95,114
Having floating interest rates				29,843

Total				$124,957

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

        Our primary local markets continue to experience increased job loss. The Georgia Department of Labor reported that Georgia's unemployment rate grew to 10.2 percent in December 2010, as the number of long-term unemployed also jumped. December 2010 marked the 39th consecutive month the state had a higher unemployment rate than the national unemployment rate of 9.4 percent. Borrowers that had previously satisfactorily maintained their credit positions began to have difficulty with the repayment of their obligations. As an institution concentrating in real estate lending, the slow down in the residential and commercial real estate activities coupled with the sharp decline in the stock market and real estate values deteriorated the liquidity position of many of the Company's borrowers.

        The Company's nonperforming assets totaled $22,350,000 as of December 31, 2010, an increase of $4,547,000, or 26 percent, from December 31, 2009. Nonperforming loans as of December 31, 2010 were $13,240,000, an increase of $6,274,000, or 90 percent, from December 31, 2009. The increase in nonperforming loans is primarily due to three real estate loans totaling $5,000,000. These properties are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. As a result, loan charge-offs were recorded prior to or upon foreclosure to write down the loans to fair value less estimated costs to sell. For the year ended December 31, 2010, the Company has charged-off $2,522,000 of nonperforming loans and wrote down foreclosed assets by $1,978,000 to their estimated fair value based on third party appraisal. There were no loans greater than 90 days past due and still accruing interest at December 31, 2010 and 2009. In addition, there were 37 and 33 loans restructured or otherwise impaired totaling $9,799,000 and $15,380,000 at December 31, 2010 and 2009, respectively. At December 31, 2010, 11 restructured loans totaling $2,757,000 and 2 restructured loans totaling $863,000 at December 31, 2009 are included in nonaccrual loans in the table below.

        The Company is working aggressively to resolve and reduce nonperforming assets including restructured loans, requesting additional collateral, demanding payment from guarantors, sale of the loans if possible, or foreclosure and sale of the collateral.

        The table below presents a summary of the Company's nonperforming assets:

	December 31,
	2010	2009	2008	2007	2006
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$13,240	$6,966	$16,178	$5,261	$3,718
Past-due loans of 90 days or more and still accruing	—	—	—	—	—

Nonperforming loans	13,240	6,966	16,178	5,261	3,718
Real estate acquired through foreclosure	9,110	10,837	3,874	2,423	130

Total nonperforming assets	$22,350	$17,803	$20,052	$7,684	$3,848

Ratios:
Nonperforming loans to loans, net of unearned income	6.75%	3.41%	7.53%	2.21%	1.68%

Nonperforming assets to loans, net of unearned income and real estate acquired through foreclosure	10.89%	8.27%	9.16%	3.19%	1.74%

Nonperforming assets to total assets	5.76%	4.59%	5.76%	2.27%	1.15%

Allowance for loan losses to nonperforming loans	31.63%	58.77%	28.80%	54.12%	83.61%

Allowance for loan losses to nonperforming assets	18.74%	23.00%	23.23%	37.06%	80.78%

Potential Problem Loans

        Potential problem loans include loans or industries about which management has become aware of information regarding possible credit issues for borrowers within that industry that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2010 and December 31, 2009, the Company had identified $30.8 million and $36.3 million, respectively, of potential problem loans through its internal review procedures. Potential problem loans are loans on the Company's internal watch list and criticized and classified loans that are not impaired. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses.

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

        Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates and management's judgment. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a semi-annual basis an independent review of the adequacy of the allowance for loan losses is performed. This assessment is made in the context of evaluation of impaired loans historical losses as well as existing economic conditions and individual concentrations of credit.

        Reviews of nonperforming loans, designed to identify potential charges to the reserve for possible loan losses, as well as to determine the adequacy of the reserve, are made on a continuous basis during the year. These reviews are conducted by the responsible lending officers, credit risk manager, a separate independent review process, and the internal audit division. They consider such factors as trends in portfolio volume, quality, maturity and composition; industry concentrations; lending policies; new products; adequacy of collateral; historical loss experience; the status and amount of nonperforming and past-due loans; specific known risks; and current, as well as anticipated specific and general economic factors that may affect certain borrowers. The conclusions are reviewed and approved by senior management. When a loan, or a portion thereof, is considered by management to be uncollectible, it is charged against the reserve after receiving approval by the Board of Directors. Any recoveries on loans previously charged-off are added to the reserve.

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

        Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. In 2010, based on the Company's evaluation, a provision for loan losses of $2,465,000 was charged against operating earnings compared to $2,960,000 for the same period last year. The decrease in the provision for loan losses in 2010 relates to a stabilizing but weak real estate values of certain collateral securing loans and a decrease in foreclosure activity. Foreclosures totaled $3,340,000 during 2010 compared to $8,263,000 during 2009.

        The Company's allowance for loan losses was approximately $4,188,000 or 2.13 percent of loans receivable, net of unearned income at December 31, 2010, and $4,094,000 or 2.00 percent of loans receivable, net of unearned income at December 31, 2009. Management believes that the allowance for loan losses at December 31, 2010 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

        The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

	December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except financial ratios)
Loans, net of unearned income	$196,182	$204,313	$214,964	$238,211	$221,112

Average loans, net of unearned income, discounts and the allowance for loan losses	$200,370	$206,464	$218,660	$223,687	$215,002

Allowance for loan losses at the beginning of period	$4,094	$4,659	$2,848	$3,109	$3,327
Loans charged-off:
Commercial, financial, and agricultural	100	72	118	53	144
Real estate—loans	1,918	3,055	204	242	161
Installment loans to individuals	504	676	470	238	224

Total loans charged-off	2,522	3,803	792	533	529

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	4	7	24	70	118
Real estate—loans	29	171	41	130	93
Installment loans to individuals	118	100	49	72	70

Total loans recovered	151	278	114	272	281

Net loans charged-off	2,371	3,525	678	261	248
Additions to allowance for loan losses charged to operating expense	2,465	2,960	2,489	—	30

Allowance for loan losses at period end	$4,188	$4,094	$4,659	$2,848	$3,109

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	1.18%	1.71%	0.31%	0.12%	0.12%

Ratio of allowance for loan losses to loans, net of unearned income	2.13%	2.00%	2.17%	1.20%	1.41%

Deposits

        Deposits are the Company's primary source of funding loan growth. Total deposits at December 31, 2010 increased by $11,592,000 or 4 percent, to $337,604,000. The bank has a stable core deposit base with a high percentage of noninterest-bearing deposits. Average noninterest-bearing deposits were consistent at $62,799,000 in 2010 compared to the $62,514,000 reported in 2009. Average interest-bearing deposits increased by $34,446,000 to $283,122,000 in 2010 compared to 2009. As a result of the high level of core deposits, the bank maintained a net interest margin of 4.54 percent on a tax equivalent basis compared to 4.68% reported last year, which is well above its internal and FDIC peer group.

        The Company is participating in the Temporary Liquidity Guarantee Program's full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 25 basis points) regardless of dollar amount through December 31, 2010. In addition, the Company participates in Certificate of Deposit Account Registry Services ("CDARS"), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments. At December 31, 2010 and 2009, the Company had $14,813,000 and $8,112,000 in CDARS deposits. Participation in these programs has enhanced the Company's ability to retain customer deposits.

        The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2010:

3 months or less	$29,644
Over 3 months through 6 months	23,379
Over 6 months through 12 months	31,854
Over 12 months	9,695

Total	$94,572

        For additional information about the Company's deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

        While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2010, the Company's average borrowed funds decreased by $18,365,000 to $4,368,000 from $22,733,000 in 2009. The average interest rate on other borrowings was 0.37 percent in 2010 and 0.47 percent in 2009. Other borrowings consist of Federal Reserve Bank discount window borrowings of which none were drawed upon, short-term borrowings and Federal Home Loan Bank (the "FHLB") advances. The Bank had an average outstanding advance from the FHLB of $4,368,000 in 2010 and $22,537,000 in 2009. The maximum balance outstanding as of any month-end was $4,494,000 in 2010 and $28,211,000 in 2009. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 and multi-family mortgages and certain commercial real estate loans and investment securities.

        For additional information regarding the Company's other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

        The following tables identify the Company's aggregated information about contractual obligations and loan commitments at December 31, 2010.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
FHLB advances	$—	$—	$—	$327,836	$327,836
Operating leases	498,025	1,039,389	974,103	365,269	2,876,786

	$498,025	$1,039,389	$974,103	$693,105	$3,204,622

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Commitments to extend credit	$17,394,934	$1,905,171	$149,583	$622,430	$20,072,118
Commercial letters of credit	2,498,717	—	—	—	2,498,717

	$19,893,651	$1,905,171	$149,583	$622,430	$22,570,835

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

        Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Citizens Trust Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. Through the Asset Liability Committee ("ALCO"), the CFO is responsible for planning and executing the funding activities and strategy.

        The Company has access to various capital markets and on March 6, 2009, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Department of the Treasury ("Treasury") under the TARP Program for an investment of $7,462,000. During the third quarter of 2010, the Company exchanged the outstanding 7,462 shares of Series A Preferred Stock for 7,462 shares of Series B Preferred Stock. The Company also issued 4,379 shares of Series C Preferred Stock to the Treasury for an investment of $4,379,000. However, the primary source of liquidity for the Company is dividends from its bank subsidiary. The Georgia Department of Banking and Finance regulates the dividend payments and must approve dividend payments that exceed 50 percent of the Bank's prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Currently, the Company must request Federal Reserve and the Georgia Department of Banking and Finance approval before paying dividends to its shareholders. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

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

        The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest-bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company's incremental borrowing capacity. At December 31, 2010, the Company has a $79.3 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $328,000 and a letter of credit to secure public deposits in the amount of $20 million. The Company also had $17.6 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

        Regarding the Temporary Liquidity Guarantee Programs offered by the FDIC, the Company opted into the program providing full coverage (regardless of dollar amount) of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 25 basis points) through December 31, 2013. This program will further stabilize and strengthen our liquidity position.

Capital Resources

        Stockholders' equity increased by $3,579,000 or 8 percent during 2010. This increase is primarily due to an additional $4,379,000 investment by the Treasury on September 17, 2010 under the TARP Program. In exchange for this investment, the Company issued 4,379 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series C, with a $1,000 per share liquidation value. Partially offsetting this increase accumulated other comprehensive income, net of income taxes decreased by $984,000 to a loss of $213,000 due to the rapid movements of credit spreads and the volatility in the bond market during the fourth quarter of 2010. Retained earnings decreased by $130,000 due to a $330,000 preferred dividend paid to the Treasury and a $169,000 dividend paid to common stockholders, offset by net income of $629,000.

        The annual dividend payout rate was $0.08 and $0.19 per common share in 2010 and 2009, respectively. The dividend payout ratio was 54 percent and 56 percent for 2010 and 2009, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. As discussed above, regulatory approval is needed prior to the payment of any dividends.

        A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders' equity to average assets for 2010 was 10.97 percent compared with 10.67 percent in 2009.

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

        At December 31, 2010, our ratio of total capital to risk-weighted assets was 18 percent, our ratio of Tier 1 Capital to risk-weighted assets was 17 percent and our leverage ratio was 11 percent. The Company met all capital adequacy requirements to which it is subject and is considered to be "well capitalized" under regulatory standards.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income is the difference between interest income earned on earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for us. The net interest margin measures how effectively we manage the difference between the interest income earned on earning assets and the interest expense paid for funds to support those assets. Fluctuations in interest rates as well as volume and mix changes in earnings assets and interest-bearing liabilities can materially impact net interest income.

        Net interest income, on a fully tax-equivalent basis, accounted for 72 percent of total revenues in 2010, 2009 and 2008. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company's Asset/Liability Management Committee ("ALCO") is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates strategies that are intended to implement objectives set forth in the asset/liability management policy to appropriately to ensure it is properly positioned to react to changing interest rates and inflationary trends.

        The following table represents the Company's net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2010, 2009, 2008 (amount in thousands).

	Years ended December 31,
	2010	2009	2008
Interest Income	$17,542	$18,954	$19,982
Tax-equivalent adjustment	940	715	380

Interest income, tax-equivalent basis	18,482	19,669	20,362
Interest expense	(2,475)	(3,822)	(6,426)

Net interest income, tax equivalent basis	16,007	15,847	13,936
Provision for loan losses	(2,465)	(2,960)	(2,489)
Noninterest income	6,228	6,029	5,342
Noninterest expense	(19,103)	(17,349)	(15,346)

Income before income taxes	667	1,567	1,443

Income tax benefit (expense)	903	175	(40)
Tax-equivalent adjustment	(940)	(715)	(380)

Income tax expense, tax-equivalant basis	(37)	(540)	(420)

Net income	$630	$1,027	$1,023

        Net interest income on a tax-equivalent basis increased by a nominal $160,000 in 2010 compared to an increase of $1,911,000 in 2009. These increases are primarily due to the Company's stable core deposit base which has a high percentage of noninterest-bearing deposits. The Company also benefited from lowering the rates it paid on interest-bearing products while maintaining its core deposit base. However, due to the relationship between the declining yields earned on interest earning asset and the more slowly declining interest liability expenses has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also be impacted by continued deterioration of assets resulting in further interest income adjustments. As a result, the Company's net interest yield on a tax-equivalent basis in 2010 declined slightly by 14 basis points to 4.54 percent from the 4.68 percent reported in 2009. The net interest yield on a tax-equivalent basis was 4.49 percent in 2008.

        Total interest income on a tax equivalent basis decreased by $1,187,000, or 6 percent, in 2010 and $693,000, or 3 percent, in 2009. Overall, interest income continues to be negatively impacted by the continued low interest rate environment as yields on interest earning assets decreased to 5.24 percent in 2010 from 5.80 percent in 2009. Yields on interest earning assets were 6.57 percent in 2008.

        Total interest expense on a tax equivalent basis decreased by $1,347,000, or 35 percent, in 2010 and $2,604,000 or 41 percent in 2009 due to the repricing of interest-bearing liabilities in a lower rate environment. In 2008, total interest expense on a tax equivalent basis decreased by $1,962,000 or 23 percent.

Noninterest Income

        Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income increased by $198,000, or 3 percent, to $6,228,000 in 2010 compared to $6,029,000 in 2009.

        Service charges on deposit accounts, the major component of noninterest income, decreased by $400,000 or 10% in 2010 and $132,000 or 3 percent in 2009. The decreases in service charges on deposit accounts are primarily due to a reduction in overdraft fees. In 2010, net overdraft fees totaled $2,685,000, a decrease of $372,000 compared to the same period last year. The large decrease in overdraft fees on a year over year basis is believed to be a result of a change in customer behavior from their increased awareness of overdraft fees such that the number of transactions that would otherwise result in overdrafts has been reduced, and the customers with historical overdraft transactions who did not opt-in to overdraft protection in accordance with Regulation E. In 2009, net overdraft fees totaled $3,056,000, a decrease of $71,000 compared to 2008. Overdrafts fees, due to their nature, fluctuate monthly based on the short-term loan needs of the customers.

        The Company experienced gains on the sale of securities of $590,000, $676,000 and $45,532 in 2010, 2009 and 2008, respectively. As part of its asset/liability strategy, the Company will reposition its investment portfolio to manage its duration, its sensitivity to changing interest rates and to improve liquidity.

        Other operating income increased by $685,000, or 55 percent, compared to 2009. In 2010, the Company received $859,000 from the Bank Enterprise Award ("BEA") Program for its increased lending, investment, and service activities within economically distressed communities compared to $30,000 received in 2009. No BEA funds were received in 2008. The 2010 increase was partially offset by decreases in various components of other operating income such as commitment fees to extend credit, life insurance income and miscellaneous income. In 2009, other operating income increased by $185,000 or 18 percent.

Noninterest Expense

        Noninterest expense increased by $1,753,000, or 10 percent, in 2010 compared to 2009 primarily due to an increase in OREO related expenses of $2,515,000. In 2009, noninterest expense increased by $2,004,000, or 13 percent, compared to 2008. The year over year increase in noninterest expense is due in part to the expenses the Company incurred in legal and advisory services costs related to the Company participation in the TARP and the acquisition of its Lithonia, Georgia branch and higher FDIC insurance assessments.

        Salaries and employee benefits expense increased by $391,000, or 5 percent, in 2010 primarily due to a $526,000 increase in medical cost. At December 31, 2010, the Company terminated its fully self- insured medical plan and beginning January 1, 2011 instituted a fully managed medical plan and increased the employee cost participation to control and reduce medical costs. In 2009, salaries and employee benefits expense increased by $447,000, or 6 percent, due to an increase in the Company's full-time employees (FTE) as a result of a branch acquisition.

        Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company's premises and equipment. Occupancy and equipment expense was flat at $2,537,000 in 2010 and 2009, respectively. Occupancy and equipment expense increased $146,000 in 2009 compared to 2008 due to higher than anticipated equipment maintenance cost and the additional operating cost of a branch acquired in 2009.

        Other real estate related expenses were $2,515,000 and $464,000 in 2010 and 2009, respectively. Due to the current economic conditions and the deterioration in real estate values in the Company's market area, the Company continues to experience increases in OREO activity. In 2010, write-downs of OREO properties to their approximate market values increased by $1,720,000 to $1,978,000 compared to 2009. In 2009, write-downs of OREO properties decreased by $167,000 to $258,000. The Company realized a loss of $ 120,000 on the sale of foreclosed properties in 2010 compared to gains of $123,000 and $26,000 in 2009 and 2008, respectively.

        Other operating expenses decreased by $689,000, or 10 percent, in 2010 compared to 2009. On a year over year basis, debit card expenses decreased by $164,000 due to a change in vendor in 2009, other losses decreased by $125,000, benefit expense associated with retirement plans decreased by $116,000, postage cost decreased by $51,000 as more customers chose to receive their statements electronically, and legal and advisory services associated with a branch purchase in 2009 decreased by $308,000. These decreases were partially offset by increases in various components of other operating expenses such as FDIC insurance and collection costs.

        In 2009, other operating expenses increased by $1,504,000, or 28 percent, compared to 2008. On a year over year basis, FDIC insurance increased by $544,000 due to increased insurance rates, the expiration of a one-time assessment credit and a special one-time assessment fee. Amortization of core deposits intangible and legal and advisory services associated with the branch purchase increased by $354,000 and $198,000, respectively, compared to the same period last year. Benefit expenses associated with retirement plans increased by $343,000.

Income Taxes

        Income tax benefit increased by $727,635 and $215,000 in 2010 and 2009, respectively, as the Company recorded a tax benefit of $903,000 and $175,000 for the years ended December 31, 2010 and 2009. The effective tax rate as a percentage of pretax income (loss) was a negative 330 percent and 21 percent in 2010 and 2009, respectively. The effective tax rate as a percentage of pretax income was 4 percent in 2008. The statutory federal rate was 34 percent during 2010, 2009 and 2008. The decrease in the effective tax rate in 2010, 2009 and 2008 were primarily due to tax-exempt interest income from investment securities and life insurance policies. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, notes thereon, and independent auditors report are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2010.

        This Annual Report on Form 10-K does not include an attestation report of the Company's independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only management's report in this annual report.

Changes in Internal Controls

        There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The responses to this Item are included in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, under the headings "Election of Directors," "Executive Officers," "Beneficial Ownership of Common Stock," "Information About the Board and its Committees" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and are incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The responses to this Item are included in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders under the heading "Executive Compensation" and "Election of Directors" and are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The responses to this item are included in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders under the heading "Beneficial Ownership of Common Stock" and are incorporated herein by reference.

        The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2010

	Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	99,553 shares	$10.20	217,433 shares
Equity compensation plans not approved by security holders	10,500 shares	$9.88	None
Total	110,053 shares	$10.17	217,433 shares

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The responses to this Item are included in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders under the heading, "Certain Transactions" and "Director Independence" and are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to the Company's independent accountants is set forth in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders under the heading "Accounting Matters" and are incorporated herein by reference.

Citizens Bancshares Corporation
and Subsidiary

Consolidated Financial Statements as of
December 31, 2010 and 2009 and for Each of the
Three Years in the Period Ended December 31, 2010

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles.

                      /s/ Elliott Davis, LLC

Greenville, South Carolina
March 31, 2011

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Cash and due from banks, including reserve requirements of $300,000 at December 31, 2010 and 2009, respectively	$4,764,094	$6,461,413
Interest-bearing deposits with banks	19,033,404	20,608,698
Certificates of deposit	150,000	150,000
Investment securities available for sale, at fair value (amortized cost of $127,677,864 and $111,475,160 at December 31, 2010 and 2009, respectively)	127,355,175	112,644,032
Investment securities held to maturity, at cost (estimated fair value of $3,392,691 and $3,995,271 at December 31, 2010 and 2009, respectively)	3,311,029	3,909,369
Other investments	2,057,850	2,257,350
Loans receivable—net	191,993,806	200,219,212
Premises and equipment—net	7,520,240	7,824,566
Cash surrender value of life insurance	10,848,093	10,465,296
Other real estate owned	9,109,603	10,836,771
Other assets	11,662,665	12,162,806

	$387,805,959	$387,539,513

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Noninterest-bearing deposits	$58,543,297	$58,400,979
Interest-bearing deposits	279,060,901	267,611,275

Total deposits	337,604,198	326,012,254
Accrued expenses and other liabilities	4,057,004	4,793,528
Advances from Federal Home Loan Bank	327,836	14,495,372

Total liabilities	341,989,038	345,301,154

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock—No par value; 10,000,000 shares authorized; Series A, 7,462 shares issued and outstanding at December 31, 2009	—	7,462,000
Preferred stock—No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding at December 31, 2010	7,462,000	—
Preferred stock—No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding at December 31, 2010	4,379,000	—
Common stock—$1 par value; 20,000,000 shares authorized; 2,233,278 and 2,230,065 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,233,278	2,230,065
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding at December 31, 2010 and 2009	90,000	90,000
Nonvested restricted common stock	(106,851)	(51,532)
Additional paid-in capital	7,812,939	7,706,990
Retained earnings	25,964,469	25,834,325
Treasury stock, at cost, 217,531 shares at December 31, 2010 and 2009	(1,804,941)	(1,804,941)
Accumulated other comprehensive income (loss), net of income taxes	(212,973)	771,452

Total stockholders' equity	45,816,921	42,238,359

	$387,805,959	$387,539,513

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
Interest income:
Loans, including fees	$13,083,935	$14,105,571	$15,877,899
Investment securities:
Taxable	2,518,661	3,380,591	3,158,524
Tax-exempt	1,825,118	1,387,110	738,335
Dividends	28,275	17,633	73,839
Interest-bearing deposits	85,531	63,230	132,742

Total interest income	17,541,520	18,954,135	19,981,339

Interest expense:
Deposits	2,458,854	3,715,472	6,144,341
Other borrowings	16,288	106,876	281,749

Total interest expense	2,475,142	3,822,348	6,426,090

Net interest income	15,066,378	15,131,787	13,555,249
Provision for loan losses	2,465,000	2,960,237	2,489,000

Net interest income after provision for loan losses	12,601,378	12,171,550	11,066,249

Noninterest income:
Service charges on deposits	3,714,924	4,115,027	4,246,533
Gains (losses) on sales of securities	590,129	676,425	42,532
Other operating income	1,922,566	1,237,825	1,052,905

Total noninterest income	6,227,619	6,029,277	5,341,970

Noninterest expense:
Salaries and employee benefits	7,851,648	7,460,661	7,013,296
Occupancy and equipment	2,536,703	2,536,700	2,390,647
Other real estate owned, net	2,515,448	463,899	557,601
Other operating expenses	6,198,751	6,888,116	5,383,959

Total noninterest expense	19,102,550	17,349,376	15,345,503

Income (loss) before income taxes	(273,553)	851,451	1,062,716
Income tax expense (benefit)	(902,749)	(175,114)	39,564

Net income	629,196	1,026,565	1,023,152
Preferred dividends accrued	313,624	311,953	—

Net income available to common stockholders	$315,572	$714,612	$1,023,152

Net income per common share—basic and diluted	$0.15	$0.34	$0.49

Weighted average outstanding shares:
Basic	2,107,619	2,102,677	2,095,753
Diluted	2,126,497	2,114,002	2,095,753

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

					Nonvoting Common Stock
	Preferred Stock		Common Stock							Treasury Stock		Accumulated Other Comprehensive Income (Loss)
							Restricted Stock	Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance—December 31, 2007	—	$—	2,230,065	$2,230,065	90,000	$90,000	$—	$7,553,588	$25,071,250	(227,517)	$(1,858,839)	$47,135	$33,133,199
Net income	—	—	—	—	—	—	—	—	1,023,152	—	—	—	1,023,152
Unrealized holding gains on investment securities available for sale—net of taxes of $28,689	—	—	—	—	—	—	—	—	—	—	—	55,690	55,690
Less reclassification adjustment for holding gains included in net income—net of taxes of $14,461	—	—	—	—	—	—	—	—	—	—	—	(28,071)	(28,071)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	1,050,771

Cumulative effect of adoption of EITF 06-4, net of taxes of $119,210	—	—	—	—	—	—	—	—	(231,409)	—	—	—	(231,409)
Stock based compensation expense	—	—	—	—	—	—	—	57,860	—	—	—	—	57,860
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(6,393)	(44,088)	—	(44,088)
Sale of treasury stock	—	—	—	—	—	—	—	(43)	—	13,997	89,847	—	89,804
Dividends declared—$0.19 per share	—	—	—	—	—	—	—	—	(397,981)	—	—	—	(397,981)

Balance—December 31, 2008	—	$—	2,230,065	$2,230,065	90,000	$90,000	$—	$7,611,405	$25,465,012	(219,913)	$(1,813,080)	$74,754	$33,658,156
Net income	—	—	—	—	—	—	—	—	1,026,565	—	—	—	1,026,565
Unrealized holding gains on investment securities available for sale—net of taxes of $588,890	—	—	—	—	—	—	—	—	—	—	—	1,143,139	1,143,139
Less reclassification adjustment for holding gains included in net income—net of taxes of $229,984	—	—	—	—	—	—	—	—	—	—	—	(446,441)	(446,441)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	1,723,263

Stock based compensation expense	—	—	—	—	—	—	—	33,751	—	—	—	—	33,751
Nonvested restricted stock	—	—	—	—	—	—	(51,532)	61,834	—	—	—	—	10,302
Issuance preferred stock	7,462	7,462,000	—	—	—	—	—	—	—	—	—	—	7,462,000
Sale of treasury stock	—	—	—	—	—	—	—	—	—	2,382	8,139	—	8,139
Dividends declared on preferred stock—$34.583 per share	—	—	—	—	—	—	—	—	(258,061)	—	—	—	(258,061)
Dividends declared on common stock—$0.19 per share	—	—	—	—	—	—	—	—	(399,191)	—	—	—	(399,191)

Balance—December 31, 2009	7,462	7,462,000	2,230,065	$2,230,065	90,000	$90,000	$(51,532)	$7,706,990	$25,834,325	(217,531)	$(1,804,941)	$771,452	$42,238,359

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

					Nonvoting Common Stock
	Preferred Stock		Common Stock							Treasury Stock		Accumulated Other Comprehensive Income (Loss)
							Restricted Stock	Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount		Total
Net income	—	—	—	—	—	—	—	—	629,196	—	—	—	629,196
Unrealized holding losses on investment securities available for sale—net of taxes of $306,484	—	—	—	—	—	—	—	—	—	—	—	(594,940)	(594,940)
Less reclassification adjustment for holding gains included in net income—net of taxes of $200,644	—	—	—	—	—	—	—	—	—	—	—	(389,485)	(389,485)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(355,229)

Stock based compensation expense	—	—	—	—	—	—	—	41,662	—	—	—	—	41,662
Nonvested restricted stock, net	—	—	—	—	—	—	(55,319)	57,830	—	—	—	—	2,511
Issuance and exchange of preferred stock, net	4,379	4,379,000	—	—	—	—	—	—	—	—	—	—	4,379,000
Issuance of common stock	—	—	3,213	3,213	—	—	—	6,457	—	—	—	—	9,670
Dividends declared on preferred stock—$27.87 per share	—	—	—	—	—	—	—	—	(330,001)	—	—	—	(330,001)
Dividends declared on common stock—$0.08 per share	—	—	—	—	—	—	—	—	(169,051)	—	—	—	(169,051)

Balance—December 31, 2010	11,841	$11,841,000	2,233,278	$2,233,278	90,000	$90,000	$(106,851)	$7,812,939	$25,964,469	(217,531)	$(1,804,941)	$(212,973)	$45,816,921

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$629,196	$1,026,565	$1,023,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,465,000	2,960,237	2,489,000
Depreciation	722,618	787,946	802,833
Amortization and accretion—net	1,053,547	657,824	172,403
Provision (benefit) for deferred income taxes	407,800	(1,861,536)	(38,247)
Gains on sales of securities	(590,129)	(676,425)	(42,532)
Stock based compensation plan	41,662	33,751	57,860
Restricted stock based compensation plan	2,511	10,302	—
Decrease in carrying value of other real estate owned	1,978,031	258,336	425,388
Changes in assets and liabilities, net of acquisition:
Change in other assets	(272,993)	(6,475,774)	17,059
Change in accrued expenses and other liabilities	(736,522)	1,221,223	(1,026,329)

Net cash provided by (used in) operating activities	5,700,721	(2,057,551)	3,880,587

INVESTING ACTIVITIES:
Net cash and cash equivalents acquired from branch purchase	—	45,430,851	—
Net change in certificates of deposit	—	195,000	(245,000)
Proceeds from the sales and maturities of securities available for sale	49,137,806	44,262,111	30,437,070
Proceed from the maturities of securities held to maturity	594,523	668,207	2,783,467
Purchases of securities available for sale	(65,324,143)	(67,392,061)	(58,734,948)
Net change in other investments	199,500	30,100	(445,900)
Net change in loans	2,434,082	(1,203,756)	20,254,524
Purchases of premises and equipment	(418,292)	(1,075,810)	(547,830)
Net proceeds from sale of other real estate owned	3,089,164	1,042,478	425,000

Net cash provided by (used in) investing activities	(10,287,360)	21,957,120	(6,073,617)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
FINANCING ACTIVITIES:
Net change in deposits	$11,591,944	$(1,331,360)	$2,313,574
Increase (decrease) in Federal Funds Purchased	—	—	(2,000,000)
Principal payments on note payable	—	(239,647)	(100,000)
Net increase (decrease) in Federal Home Loan Bank advances	(14,167,536)	(14,217,188)	9,768,152
Common stock dividend paid	(169,051)	(399,191)	(397,981)
Preferred stock dividend paid	(330,001)	(258,061)	—
Net sale (purchase) of treasury stock	—	8,139	45,716
Proceeds from issuance of preferred stock	4,379,000	7,462,000	—
Proceeds from issuance of common stock	9,670	—	—

Net cash provided by (used in) financing activities	1,314,026	(8,975,308)	9,629,461

Net change in cash and cash equivalents	(3,272,613)	10,924,261	7,436,431
CASH AND CASH EQUIVALENTS
Beginning of year	27,070,111	16,145,850	8,709,419

End of year	$23,797,498	$27,070,111	$16,145,850

Supplemental disclosures of cash paid during the year for:
Interest	$2,640,531	$4,504,692	$6,978,506
Income taxes	59,500	726,057	1,108,000
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	3,340,027	8,263,447	2,301,661
Change in unrealized gain (loss) on investment securities available for sale—net of tax	(984,425)	696,698	27,619
Cumulative effect of adoption of fair value option	—	—	231,409

The accompanying notes are an integral part of these consolidated financial statements.

(Concluded)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

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

        Basis of Presentation—The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term are the allowance for loan losses, the valuation of allowances associated with the recognition of deferred tax assets and the value of foreclosed real estate and intangible assets.

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

        Troubled Asset Relief Program—On August 13, 2010, as part of the U.S. Department of the Treasury (the "Treasury") Troubled Asset Relief Program ("TARP") Community Development Capital Initiative, the Company entered into a Letter Agreement, and an Exchange Agreement—Standard Terms ("Exchange Agreement"), with the Treasury, pursuant to which the Company agreed to exchange 7,462 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Shares"), issued on March 6, 2009, pursuant to the Company's participation in the TARP Capital Purchase Program, for 7,462 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Shares"), both of which have a liquidation preference of $1,000 (the "Exchange Transaction"). No new monetary consideration was exchanged in connection with the Exchange Transaction. The Exchange Transaction closed on August 13, 2010 (the "Closing Date").

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

thereafter. The Company may, subject to consultation with the Federal Reserve Bank of Atlanta, redeem the Series B and Series C Preferred Shares at any time for its aggregate liquidation amount plus any accrued and unpaid dividends.

        Cash and Cash Equivalents—Cash and cash equivalents includes cash on hand and amounts due from banks, interest-bearing deposits with banks and federal funds sold. The Federal Reserve Bank (the "FRB") requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company's daily average balance with the FRB. This reserve requirement represents 3% of the Company's daily average demand deposit balance between $10.7 million and $58.8 million and 10% of the Company's daily average demand deposit balance above $58.8 million.

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

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). The Company had no investment securities classified as trading securities during 2010, 2009, or 2008.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts are presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2010, 2009 or 2008.

        Loans Receivable and Allowance for Loan Losses—Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is recognized on a level yield basis. Loan fees and certain direct origination costs are deferred and

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Real Estate Owned—Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings. Transactions in other real estate owned for the years ended December 31, 2010 and 2009 are summarized below:

	Years Ended December 31,
	2010	2009
Balance—beginning of year	$10,836,771	$3,874,138
Additions	3,340,027	8,263,447
Sales	(3,089,164)	(1,042,478)
Write downs	(1,978,031)	(258,336)

Balance—end of year	$9,109,603	$10,836,771

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

        The following table presents information about our intangible assets:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$3,676,106	$1,198,536	$3,676,106	$708,871

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2010	2009	2008
Aggregate amortization expense of core deposit intangibles	$489,665	$407,178	$53,240

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2011	$471,918
2012	$471,918
2013	$471,918
2014	$471,918
2015 and thereafter	$589,898

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

        Net Income Available to Common Stockholders—Basic net income per common share ("EPS") is computed based on net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income available to common stockholders divided by the weighted average number of common and potential common shares. The only potential common share equivalents are those related to stock options and nonvested restricted stock grants. Common share equivalents which are anti-dilutive are excluded from the calculation of diluted EPS.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

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

        There were no options granted in 2010 and 2009. The Company granted options of 31,000 in 2008. The fair value of these options granted during 2008 was $54,000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2008
Expected stock price volatility	36.36%
Expected dividend yield	1.97
Risk-free interest rate (weighted average)	3.93
Expected life of options	6 years

        On May 28, 2009, the stockholders of the Company approved the Long Term Incentive Plan which provides for the issuance of restricted common stock for performance compensation. In 2009, 13,590 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.55. The 2009 restricted common stock vests at a rate of 33.3% per year, commencing on May 28, 2009. At December 31, 2009, 2,265 restricted shares of common stock were vested.

        In 2010, 15,000 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.50. The 2010 restricted common stock will vest 100% (Cliff vesting) on January 1, 2013.

        Recently Issued Accounting Standards—In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in the Fair Value footnote. These amendments had no impact on the Company's financial statements.

        In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which significantly changes the regulation of

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

        In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to "minority interest" and added references to "controlling" and "noncontrolling interests(s)". The updates were effective upon issuance but had no impact on the Company's financial statements.

        In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment is effective for the Company beginning January 1, 2011. Early adoption is not permitted.

        Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted. The Company does not expect the amendment to have any impact on the financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Reclassifications—Certain prior year amounts have been reclassified to conform to the 2010 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2. INVESTMENT SECURITIES

        Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010:
State, county, and municipal securities	$46,806,735	$438,879	$1,341,400	$45,904,214
Mortgage-backed securities	72,342,879	1,256,807	630,606	72,969,080
Corporate securities	8,528,250	30,435	76,804	8,481,881

Totals	$127,677,864	$1,726,121	$2,048,810	$127,355,175

At December 31, 2009:
Government-sponsored enterprises securities	$2,999,065	$935	$—	$3,000,000
State, county, and municipal securities	43,175,233	670,561	378,892	43,466,902
Mortgage-backed securities	57,755,438	1,194,125	565,603	58,383,960
Corporate securities	7,545,424	247,746	—	7,793,170

Totals	$111,475,160	$2,113,367	$944,495	$112,644,032

        Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010:
State, county, and municipal securities	$3,294,356	$85,669	$4,735	$3,375,290
Mortgage-backed securities	16,673	728	—	17,401

Totals	$3,311,029	$86,397	$4,735	$3,392,691

At December 31, 2009:
State, county, and municipal securities	$3,585,183	$95,958	$13,244	$3,667,897
Mortgage-backed securities	324,186	3,188	—	327,374

Totals	$3,909,369	$99,146	$13,244	$3,995,271

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

2. INVESTMENT SECURITIES (Continued)

        The amortized costs and fair values of investment securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$603,374	$608,524
Due after one year through five years	908,322	925,591	3,379,980	3,380,666
Due after five years through ten years	2,402,707	2,467,100	31,310,887	31,517,325
Due after ten years	—	—	92,383,623	91,848,660

	$3,311,029	$3,392,691	$127,677,864	$127,355,175

        Gross realized gains on securities were $590,129, $687,305, and $96,267 in 2010, 2009, and 2008, respectively. Gross realized losses on securities were $10,880 and $53,735 in 2009 and 2008, respectively. There were no realized losses in 2010.

        Investment securities with carrying values of approximately $70,239,000 and $86,127,000 at December 31, 2010 and 2009, respectively, were pledged to secure public funds on deposit and for other purposes as required by law, FHLB advances and a $17.6 million line of credit at the Federal Reserve Bank discount window.

        Those investment securities held to maturity and available for sale which have an unrealized loss position at December 31, 2010 and 2009 are detailed below:

At December 31, 2010:

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	$29,020,594	$(1,309,720)	$424,292	$(31,680)	$29,444,886	$(1,341,400)
Mortgage-backed securities	23,830,317	(437,141)	3,286,680	(193,465)	27,116,997	(630,606)
Corporate securities	6,184,320	(76,804)	—	—	6,184,320	(76,804)

Total	$59,035,231	$(1,823,665)	$3,710,972	$(225,145)	$62,746,203	$(2,048,810)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	$275,265	$(4,735)	$—	$—	$275,265	$(4,735)

Total	$275,265	$(4,735)	$—	$—	$275,265	$(4,735)

At December 31, 2009:

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	$13,863,922	$(352,714)	$283,435	$(26,178)	$14,147,357	$(378,892)
Mortgage-backed securities	14,780,531	(128,034)	4,832,261	(437,569)	19,612,792	(565,603)

Total	$28,644,453	$(480,748)	$5,115,696	$(463,747)	$33,760,149	$(944,495)

Securities Held to Maturity

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	$—	$—	$266,756	$(13,244)	$266,756	$(13,244)

Total	$—	$—	$266,756	$(13,244)	$266,756	$(13,244)

        Securities classified as available for sale are recorded at fair market value and held to maturity securities are recorded at amortized cost. At December 31, 2010 and 2009, the Company had 7 and 9 investment securities, respectively, that were in an unrealized loss position for more than 12 months. For those investment securities that were in an unrealized loss position for more than 12 months in 2010 and 2009, 4 were private label collateralized mortgage obligation (CMO) securities. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

2. INVESTMENT SECURITIES (Continued)

        We use prices from third party pricing services and, to a lesser extent, indicative (non-binding) quotes from third party brokers, to measure fair value of our investment securities. Fair values of the investment securities portfolio could decline in the future if the underlying performance of the collateral for collateralized mortgage obligations or other securities deteriorate and the levels do not provide sufficient protection for contractual principal and interest. As a result, there is risk that an other-than-temporary impairment may occur in the future particularly in light of the current economic environment.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans outstanding, by classification, are summarized as follows:

	December 31,
	2010	2009
Commercial, financial, and agricultural	$16,985,802	$14,282,223
Installment	7,538,253	9,239,846
Real estate—mortgage	156,557,785	161,229,479
Real estate—construction	14,248,148	19,131,784
Other	1,036,266	593,957

	196,366,254	204,477,289
Less: Net deferred loan fees	184,426	163,819
Allowance for loan losses	4,188,022	4,094,258

	$191,993,806	$200,219,212

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

  •
  The Company's loans to area churches were approximately $43.7 million and $45.5 million at December 31, 2010 and 2009, respectively, which are generally secured by real estate.

  •
  The Company's loans to area convenience stores were approximately $11.3 million and $11.9 million at December 31, 2010 and 2009, respectively. Loans to convenience stores are generally secured by real estate.

  •
  The Company's loans to area hotels were approximately $20.9 million and $18.4 million at December 31, 2010 and 2009, respectively, which are generally secured by real estate.

        Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$4,094,258	$4,658,608	$2,847,651
Provision for loan losses	2,465,000	2,960,237	2,489,000
Loans charged off	(2,521,994)	(3,802,909)	(792,085)
Recoveries on loans previously charged off	150,758	278,322	114,042

Balance—end of year	$4,188,022	$4,094,258	$4,658,608

        The allocation of the allowance for loan losses by portfolio segment at December 31, 2010 was as follows (amounts in thousands):

	Commercial	Commercial Real Estate	Single family Residential	Construction & Development	Consumer	Other	Unallocated	Total
Specific reserves:
Impaired loans	$257	$2,129	$—	$301	$—	$—	—	$2,687

Total specific reserves	257	2,129	—	301	—	—	—	2,687
General reserves	—	489	518	115	140	—	239	1,501

Total	$257	$2,618	$518	$416	$140	$—	$239	$4,188

Loans individually evaluated for impairment	$257	$28,645	$—	$1,649	$—	$—	—	$30,551
Loans collectively evaluated for impairment	16,729	89,740	39,833	10,755	7,538	1,036	—	165,631

Total	$16,986	$118,385	$39,833	$12,404	$7,538	$1,036	—	$196,182

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010 (amounts in thousands):

	Impaired Loans-With Allowance			Impaired Loans-With no Allowance
			Allowance for Loan Losses Allocated
	Unpaid Principal	Recorded Investment		Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC's and equity	—	—	—	—	—	—	—
Commercial
Unsecured	257	257	257	—	—	301	18
Commercial Real Estate:
Owner occupied	4,097	4,097	509	11,781	11,657	14,456	1,419
Non-owner occupied	10,484	10,484	1,620	1,872	1,111	11,726	110
Multi-family	—	—		412	412	311	181
Construction and Development
Construction	1,649	1,649	301	—	—	1,564	95
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—

Total	$16,487	$16,487	$2,687	$14,065	$13,180	$28,358	$1,823

        In addition, there were 37 and 33 loans restructured or otherwise impaired totaling $9,799,000 and $15,380,000 with a valuation allowance of $271,000 and $1,147,000, respectively, at December 31, 2010 and 2009, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following is an aging analysis of our loan portfolio (amounts in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$4,243	$1,325	$2,234	$7,802	$22,123	$29,925	$—	$3,185
HELOC's and equity	227	26	88	341	9,567	9,908	—	648
Commercial
Secured-non real estate	—	—	—	—	16,664	16,664	—	142
Unsecured	—	—	15	15	308	323	—	—
Commercial Real Estate:
Owner occupied	1,119	2,661	5,753	9,533	92,861	102,394	—	8,503
Non-owner occupied	4,503	326	2,268	7,097	2,741	9,838	—	—
Multi-family	—	—	—	—	6,152	6,152	—	397
Construction and Development
Construction	—	—	—	—	10,761	10,761	—	136
Improved Land	—	146	136	282	1,361	1,643	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	117	48	455	620	7,954	8,574	—	229

Total	$10,209	$4,532	$10,949	$25,690	$170,492	$196,182	$—	$13,240

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if appropriately classified and impairment, if any. All other loan relationships greater than $750,000 are reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well if a loan becomes past due, the Company will evaluate the loan grade.

        Loans excluded from the scope of the annual review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

    Special Mention Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

    Substandard Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

    Doubtful Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

(Amounts in thousands)	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$29,925	$26,066	$234	$3,625	$—
HELOC's and equity	9,908	8,305	41	1,562	—
Commercial
Secured-non real estate	16,664	15,902	336	426	—
Unsecured	322	—	—	322	—
Commercial Real Estate:
Owner occupied	102,394	88,923	4,861	8,610	—
Non-owner occupied	9,839	—	184	9,655	—
Multi-family	6,152	5,741	411	—	—
Construction and Development
Construction	10,761	5,724	—	5,037	—
Improved land	1,643	1,480	—	163	—
Unimproved land	—	—	—	—	—
Consumer and other	8,574	8,174	27	373	—

Total	$196,182	$160,315	$6,094	$29,773	$—

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2010	2009
Land	$2,250,250	$2,250,250
Buildings and improvements	7,425,633	7,421,693
Furniture and equipment	8,353,942	7,941,979

	18,029,825	17,613,922
Less accumulated depreciation	10,509,585	9,789,356

	$7,520,240	$7,824,566

        On March 27, 2009, as part of a branch acquisition, the Company acquired the branch office and related real estate and certain personal property valued at $340,000, 410,000 and $64,000, respectively. Depreciation expense amounted to $723,000, $788,000 and $803,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

5. DEPOSITS

        The following is a summary of interest-bearing deposits:

	December 31,
	2010	2009
Demand deposit and money market accounts	$96,412,271	$84,431,824
Savings accounts	31,840,525	33,038,960
Time deposits of $100,000 or more	94,572,336	94,553,102
Other time deposits	56,235,769	55,587,389

	$279,060,901	$267,611,275

        The Company participates in the Certificate of Deposit Account Registry Services ("CDARS"), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. The Company had $14,813,000 and 8,112,000 in CDARS deposits at December 31, 2010 and 2009, respectively.

        At December 31, 2010, maturities of time deposits are approximately as follows:

2011	$132,865,618
2012	4,752,185
2013	9,084,447
2014	447,116
2015 and thereafter	3,658,739

$150,808,105

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

6. OTHER BORROWINGS

        Federal Home Loan Bank Advances—At December 31, 2009, the Company had variable rate advances of approximately $14.2 million outstanding with a weighted average interest rate of 0.36%. The variable rate advances outstanding fluctuate daily depending on the liquidity needs of the Company. There were no variable rate advances outstanding at December 31, 2010. In August 2006, the Company received an AHP Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2010 and 2009 had a remaining balance of approximately $328,000 and 348,000, respectively. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages and certain commercial real estate loans and investment securities. As of December 31, 2010 and 2009, total loans pledged as collateral were $42,044,000 and $47,494,000, respectively.

        As of December 31, 2010 and 2009, maturities of the Company's Federal Home Loan Bank Advances are approximately as follows:

		December 31,
Maturity	Rate	2010	2009
July-2011	Variable (0.36% at December 31, 2009)	$—	$14,150,000
August-2026(1)	N/A	327,836	345,372

		$327,836	$14,495,372

(1)
Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

        At December 31, 2010, the Company has a $79.3 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $328,000 and a letter of credit to secure public deposits in the amount of $20 million. The Company also had $17.6 million of borrowing capacity at the Federal Reserve Bank discount window.

7. INCOME TAXES

        The components of income tax expense consist of:

	2010	2009	2008
Current tax expense (benefit)	$(227,637)	$(319,787)	$1,169,578
Deferred tax expense (benefit)	(675,112)	144,673	(1,130,014)

Total income tax expense (benefit)	$(902,749)	$(175,114)	$39,564

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

7. INCOME TAXES (Continued)

        Income tax expense for the years ended December 31, 2010, 2009, and 2008 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2010	2009	2008
Income tax expense at statutory rate	$(93,008)	$289,493	$361,323
Tax-exempt interest income—net of disallowed interest expense	(600,841)	(447,184)	(227,184)
Nondeductible expenses	14,165	11,737	21,878
Cash surrender value of life insurance income	(130,151)	(130,866)	(114,072)
Other—net	(92,914)	101,706	(2,381)

Income tax expense (benefit)	$(902,749)	$(175,114)	$39,564

        The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2010	2009
Deferred tax assets:
Net operating losses and credits	$563,278	$348,670
Net unrealized loss on securities available for sale	109,714	—
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,403,616	1,371,853
Nonaccrual loan interest	189,800	455,520
Postretirement benefit accrual, deferred compensation	1,017,693	789,824
Other real estate owned	563,904	149,677
Other	327,306	218,335

Gross deferred tax asset	4,175,311	3,333,879
Valuation allowance	(128,643)	(128,643)

Total deferred tax assets	4,046,668	3,205,236

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	397,415
Purchased loan discount	136,832	171,041
Premises and equipment	285,419	242,211
Other	207,926	160,319

Total deferred tax liabilities	630,177	970,986

Net deferred tax assets	$3,416,491	$2,234,250

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

7. INCOME TAXES (Continued)

        The Company has, at December 31, 2010, net operating loss carryforwards of approximately $3,496,000 for state income tax purposes, which expire in years 2011 through 2030. The Company also has certain state income tax credits of $268,000 at December 31, 2010 which expire in years 2012 through 2015. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $129,000 valuation allowance has been provided against state tax carryforwards totaling $3,249,000.

        The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

8. EMPLOYEE BENEFITS

        Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2010 and 2009, the Company recognized $93,000 in expenses related to this plan. In 2008, the Company recognized $94,000 in expenses related to the 401(k) plan.

        The Bank previously had Post Retirement Benefit Plans to provide retirement benefits to certain officers, board members, certain former officers and former board members. The Bank also has a Life Insurance Endorsement Method Split Dollar Plan ("Split Dollar Life Insurance Plan") for the same participants which provide death benefits for their designated beneficiaries through an endorsement of a portion of the death benefit otherwise payable to the Bank. Under the Post Retirement Benefit and Split Dollar Life Insurance Plans ("The Plans"), the Board purchased life insurance contracts on certain participants. During 2008, the Bank discontinued participation in The Plans and converted certain key officers and active board members into a defined Supplemental Retirement Benefit Plans ("SERP") and certain key officers into a Life Insurance Bonus Plan. Certain other participants were paid-out with eight participants remaining in The Plans.

        The increase in cash surrender value for the contracts on those participants remaining in the Post Retirement Benefit Plan, less the Bank's premiums, constitutes the Bank's contribution to the Post Retirement Benefit Plans each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the Post Retirement Benefit Plan. At December 31, 2010 and 2009, the cash surrender value of these insurance contracts was $10,848,000 and $10,465,000, respectively.

        During 2009, the Company converted the Post Retirement Benefit Plan for its key officers and active Board members into the SERP. For the SERP and the Post Retirement Benefit Plans, the Company recognized $606,000, $723,000, and $379,000 in 2010, 2009 and 2008, respectively, in noninterest expenses. The Company recognized $379,000, $385,000 and $336,000 in 2010, 2009 and 2008, respectively, in noninterest income related to the insurance contacts. Upon completion of the conversion, most key officers and active Board members participating in the Split Dollar Life Insurance Plan surrendered their interest in the death benefit portion of the plan. In exchange for relinquishing the postretirement death benefit, the Company implemented a Life Insurance Bonus Plan ("The Bonus

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

8. EMPLOYEE BENEFITS (Continued)

Plan") for most key officers to provide death benefits for their designated beneficiaries. The Company pays the participating officers an annual compensation amount, which, in the past has been grossed-up for income tax purposes, to pay the annual premiums on the insurance policies. However, as of 2009, under stipulations of TARP, the Company did not gross-up the annual amount for income tax purposes. The Company incurred $75,000 in expenses related to the Bonus Plan in 2010 and 2009. In 2008, the Company incurred $111,000 in expenses related to the Bonus Plan.

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

	Approximate Contractual Amount
	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$20,072,000	$24,111,000
Commercial letters of credit	2,499,000	3,106,000

        Leases—The Company leases its main office and a branch location. The main office lease commenced on October 26, 2006 and has a 10 year term. The lease requires monthly payments stating at $29,466 for the first year, increasing 3% per year thereafter. The lease is renewable at the bank's option for one five year term. The branch lease commenced on June 1, 2007 and has a 7 year term.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

9. COMMITMENTS AND CONTINGENCIES (Continued)

The lease requires monthly payments of $5,500 for four years and monthly lease payments of $6,000 for three years. The lease is renewable at the bank's option for two five year terms.

        As of December 31, 2010, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2011	$498,025
2012	513,114
2013	526,275
2014	497,872
2015 and Thereafter	841,500

$2,876,786

        Rent expense in 2010, 2009, and 2008 was approximately $484,000, $497,000, and $479,000, respectively.

        Legal—During 2007, legal fees were awarded in the amount of $200,000 related to a case brought to conclusion in 2006 in which a $100,000 judgment was levied against the Company. The Company has accrued for these losses in the respective year of the judgments. On March 14, 2008, the Court of Appeals of Georgia reversed the trial court and granted the Company a new trial on the compensatory damages. A date for the new trial on the compensatory damages has not been scheduled by the Court at March 31, 2011. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's Consolidated Financial Statements.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

10. STOCK OPTIONS (Continued)

        A summary of the status of the Company's stock options as of December 31, 2010, 2009, and 2008, and changes during the years ended on those dates is presented below:

	2010				2009		2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	123,503	$10.16	5.84		127,003	$10.80	107,676	$10.80
Granted	—	—			—	—	31,000	8.50
Exercised	—	—			—	—	—	—
Expired/Terminated	(13,450)	10.08			(3,500)	9.88	(11,673)	11.65

Outstanding—end of year	110,053	$10.17	4.86	$—	123,503	$10.16	127,003	$10.80

Options exercisable at year-end	101,220	$10.32	4.63	$—	92,836	$10.50	71,927	$10.63

Shares available for grant	203,434				203,434		203,434

        The following table summarizes information about stock options outstanding under the Company's plan at December 31, 2010:

	Shares	Weighted Average Grant Day Fair Value
Non-vested—beginning of year	30,667	$3.17
Granted	—	$—
Vested	(18,001)	$2.60
Expired/Terminated	(3,833)	$2.97

Non-vested—at year-end	8,833	$2.89

        The total fair value of options vested during 2010, 2009 and 2008 was $60,000, $79,000 and $67,000 respectively. As of December 31, 2010 there were no unrecognized stock-based compensation expense related to the 1999 Stock Incentive Plan. Total compensation cost recognized during 2010, 2009 and 2008 was approximately $42,000, 34,000, and $58,000 respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2010, 2009, 2008.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2010
Basic earnings per share available to common stockholders	$315,572	2,107,619	$0.15
Nonvested restricted stock grant	—	18,878	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$315,572	2,126,497	$0.15

Year ended December 31, 2009
Basic earnings per share available to common stockholders	$714,612	2,102,677	$0.34
Nonvested restricted stock grant	—	11,325	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$714,612	2,114,002	$0.34

Year ended December 31, 2008
Basic earnings per share available to common stockholders	$1,023,152	2,095,753	$0.49
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,023,152	2,095,753	$0.49

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.

	Fair Value Measurements at December 31, 2010
	Assets/Liabilities Measured at Fair Value December 31, 2010	Quoted Prices In Active Market for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	45,904,214	—	45,904,214	—
Mortgage-backed securities	72,969,080	—	72,969,080	—
Corporate securities	8,481,881	—	8,481,881	—
Nonrecurring Basis:
Assets
Impaired loans	$27,864,186	$—	$27,864,186	$—
Other real estate owned	9,109,603	—	9,109,603	—
Goodwill	362,139	—	—	362,139
Core deposit intangibles	2,477,570	—	—	2,477,570

	Fair Value Measurements at December 31, 2009
	Assets/Liabilities Measured at Fair Value December 31, 2009	Quoted Prices In Active Market for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale:
Government-sponsored enterprises	$3,000,000	$—	$3,000,000	$—
State, county, and municipal securities	43,466,902	—	43,466,902	—
Mortgage-backed securities	58,383,960	—	58,383,960	—
Corporate securities	7,793,170	—	7,793,170	—
Nonrecurring Basis:
Assets
Impaired loans	$20,693,535	$—	$20,693,535	$—
Other real estate owned	10,836,771	—	10,836,771	—
Goodwill	362,139	—	—	362,139
Core deposit intangibles	2,967,235	—	—	2,967,235

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

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

        Investment Securities—Fair value of investment securities are based on quoted market prices if available.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$4,764	$4,764	$6,461	$6,461
Interest-bearing deposits with banks	19,033	19,033	20,609	20,609
Certificates of deposit	150	150	150	150
Investment securities	130,666	130,748	116,553	116,639
Other investments	2,058	2,058	2,257	2,257
Loans—net	191,994	192,893	200,219	201,840
Cash surrender value of life insurance	10,848	10,848	10,465	10,465
Financial liabilities:
Deposits	337,604	325,744	326,012	316,301
Advances from Federal Home Loan Bank	328	328	14,495	14,495
	Notional amount	Estimated fair value	Notional amount	Estimated fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$20,072	—	$24,111	—
Commercial letters of credit	2,499	—	3,106	—

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

13. STOCKHOLDERS' EQUITY

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 2010, the most recent notification from the various regulators categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk weighted assets):
Consolidated	$45,293	18%	$19,768	8%	N/A	N/A
Bank	43,920	18%	19,822	8%	$24,778	10%
Tier I capital (to risk weighted assets):
Consolidated	42,190	17%	9,884	4%	N/A	N/A
Bank	40,809	16%	9,911	4%	14,867	6%
Tier I capital (to average assets):
Consolidated	42,190	11%	15,697	4%	N/A	N/A
Bank	40,809	10%	15,653	4%	19,566	5%
As of December 31, 2009
Total capital (to risk weighted assets):
Consolidated	$41,300	16%	$20,164	8%	N/A	N/A
Bank	40,397	16%	20,853	8%	$26,067	10%
Tier I capital (to risk weighted assets):
Consolidated	38,138	15%	10,082	4%	N/A	N/A
Bank	37,240	14%	10,427	4%	15,640	6%
Tier I capital (to average assets):
Consolidated	38,138	10%	15,395	4%	N/A	N/A
Bank	37,240	10%	15,379	4%	19,224	5%

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

13. STOCKHOLDERS' EQUITY (Continued)

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

        When the Company received a capital investment from the United States Department of the Treasury in exchange for Series A Preferred Stock under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on March 6, 2009, which were subsequently exchanged for the Series B Preferred Stock on August 12, 2010 and the issuance of the Series C Preferred Stock on September 17, 2010, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that for as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company's common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury's consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock.

        The Company paid dividends of $169,000 and $399,000 on its common stock in 2010 and 2009, respectively. The annual dividend payout rate was $0.08 per common share in 2010 and $0.19 per common share in 2009. In addition, the Company paid cash dividends totaling $330,000 and $258,000 on its preferred stock issued to the Treasury.

14. RELATED-PARTY TRANSACTIONS

        Certain of the Company's directors, officers, principal stockholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2010. Some of the Company's directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2010.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

14. RELATED-PARTY TRANSACTIONS (Continued)

        The following table summarizes the activity in these loans during 2010 and 2009:

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$4,688,707	$5,001,585
New loans	5,440,424	1,540,408
Repayments	(219,122)	(1,853,286)

Balance—end of year	$9,910,009	$4,688,707

        Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $6,202,000 and $4,946,000 at December 31, 2010 and 2009, respectively.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

        Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2010	2009	2008
Professional services—legal	$467,698	$450,080	$396,779
Professional services—other	592,338	918,228	745,391
Stationery and supplies	233,329	249,459	182,314
Advertising	241,279	277,408	326,763
Data processing	539,046	543,463	608,122
ATM charges	286,412	450,516	427,665
Postage	166,005	217,131	232,727
Telephone	292,670	325,323	343,689
FDIC insurance premium	795,558	656,000	111,598
Amortization of core deposit intangible	489,665	407,179	53,240
Security and protection expense	392,737	374,379	356,558
Other benefit expenses	606,377	722,511	379,187
Other losses	141,114	265,739	100,811
Other miscellaneous expenses	954,523	1,030,700	1,119,115

	$6,198,751	$6,888,116	$5,383,959

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2010	December 31, 2009
Balance Sheets
Assets:
Cash	$1,366,667	$545,004
Investment in Bank	44,435,640	41,339,887
Other assets	64,044	397,154

	$45,866,351	$42,282,045

Liabilities and stockholders' equity:
Other liabilities	$49,430	43,686

Total liabilities	49,430	43,686
Stockholders' equity	45,816,921	42,238,359

	$45,866,351	$42,282,045

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	For the Years Ended December 31,
	2010	2009	2008
Statements of Income and Comprehensive Income
Dividends from subsidiaries	$—	$—	$529,686
Other revenue	—	—	36

Total revenue	—	—	529,722

Interest expense	—	2,109	14,074
Other expense	217,873	316,254	261,560

Total expenses	217,873	318,363	275,634

Income (loss) before income tax benefit and equity in undistributed earnings of the subsidiaries	(217,873)	(318,363)	254,088
Income tax benefit	66,890	62,459	91,978

Income (loss) before equity in undistributed earnings of the subsidiaries	(150,983)	(255,904)	346,066
Equity in undistributed earnings of the subsidiaries	780,179	1,282,469	677,086

Net income	629,196	1,026,565	1,023,152
Change in other comprehensive income	(984,425)	696,698	27,619

Comprehensive income	$(355,229)	$1,723,263	$1,050,771

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	Years Ended December 31,
	2010	2009	2008
Statements of Cash Flows
Cash flows from operating activities—
Net income	$629,196	$1,026,565	$1,023,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the subsidiaries	(780,179)	(1,282,469)	(1,206,772)
Stock based compensation plan	41,662	33,751	57,860
Restricted stock based compensation plan	2,511	10,302	—
Change in other assets	342,780	(62,460)	(91,979)
Change in other liabilities	5,745	16,071	(9,875)

Net cash provided by (used in) operating activities	241,715	(258,240)	(227,614)

Cash flows from investing activities:
Investment in subsidiaries	(3,300,000)	(6,000,000)	—
Dividends from subsidiaries	—	—	529,686

Net cash provided by (used in) investing activities	(3,300,000)	(6,000,000)	529,686

Cash flows from financing activities:
Payment on note payable	—	(239,647)	(100,000)
Common stock dividend paid	(169,051)	(399,191)	(397,981)
Preferred stock dividend paid	(330,001)	(258,061)	—
Net sale (purchase) of treasury stock	—	8,139	45,716
Proceeds from issuance of preferred stock	4,379,000	7,462,000	—

Net cash provided by (used in) financing activities	3,879,948	6,573,240	(452,265)

Net change in cash	821,663	315,000	(150,193)
Cash:
Beginning of year	545,004	230,004	380,197

End of year	$1,366,667	$545,004	$230,004

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$2,109	$14,074
Income taxes	$59,500	$726,057	$1,108,000
Noncash investing activity:
Change in Bank's unrealized gain (loss) on investment securities available for sale—net of tax	$(984,425)	$696,698	$27,619

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents the Company's quarterly financial data for the years ended December 31, 2010 and 2009 (amounts in thousands, except per share amounts):

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Interest Income	$4,505	$4,284	$4,582	$4,171
Interest expense	702	670	601	502

Net Interest income	3,803	3,614	3,981	3,669
Provision for loan losses	630	860	450	525
Non-interest income	1,752	1,218	1,479	1,659
Non-interest expense	4,241	5,913	4,387	4,442

Income (loss) before income taxes	684	(1,941)	623	361
Income tax expense (benefit)	59	(837)	38	(163)

Net income (loss)	625	(1,104)	585	524
Preferred dividends accrued	93	94	67	60

Net income (loss) available to common stockholders	$532	$(1,198)	$518	$464

Net income per common share—basic and diluted	$0.25	$(0.57)	$0.25	$0.22

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
Interest Income	$4,632	$4,749	$4,885	$4,688
Interest expense	981	1,131	918	792

Net Interest income	3,651	3,618	3,967	3,896
Provision for loan losses	438	938	771	813
Non-interest income	1,307	1,486	1,680	1,680
Non-interest expense	4,224	4,428	4,440	4,381

Income (loss) before income taxes	296	(262)	436	382
Income tax expense (benefit)	12	(197)	14	(4)

Net income (loss)	284	(65)	422	386
Preferred dividends accrued	27	94	95	96

Net income (loss) available to common stockholders	$257	$(159)	$327	$290

Net income per common share—basic and diluted	$0.12	$(0.08)	$0.16	$0.14

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2010

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The list of all financial statements is included at Item 8.
(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.
(a)(3)	Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Amendment to the Articles of Incorporation.(2)
3.3	Bylaws.(3)
4.1	Instruments Defining the Rights of Security Holders.(4)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and Citizens Bancshares Corporation.(5)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(5)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(5)
10.5	Stock Purchase Agreement by and between Citizens Bancshares Corporation and Fannie Mae dated September 10, 1999 and amended as of October 12, 1999.(6)
10.6	Stock Exchange Agreement between Citizens Bancshares Corporation and Fannie Mae dated November 10, 1999.(6)
10.7*	Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation(7)
10.8*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation(7)
10.9*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation(7)
10.10*	Form of Director Supplemental Executive Retirement Plan(8)
10.11*	Senior Officer Supplemental Executive Retirement Plan(9)
10.12*	Supplemental Executive Retirement Plan Joinder Agreement for James S. Young(10)
10.13*	Supplemental Executive Retirement Plan Joinder Agreement for Cynthia N. Day(11)
10.14*	Supplemental Executive Retirement Plan Joinder Agreement for Samuel J. Cox(12)
10.15*	First Amendment to Employment Agreement by and between James E. Young and Citizens Bancshares Corporation.(13)
10.16*	First Amendment to Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation.(14)
10.17*	First Amendment to Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation.(15)

Exhibit Number	Exhibit
10.18*	First Amendment to Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation.(16)
10.19
Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.(17)
10.20	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, regarding the American Recovery and Reinvestment Act of 2009.(18)
10.21	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, pursuant to Section 113(d)(3) of the Emergency Economic Stabilization Act of 2008.(19)
10.22	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury.(20)
10.23	Form of Waiver.(21)
10.24	Letter Agreement, dated August 13, 2010, including Exchange Agreement—Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury.(22)
10.25	Form of Waiver.(23)
10.26
Letter Agreement, dated September 17, 2010, including Securities Purchase Agreement—Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury.(24)
10.27	Form of Waiver.(25)
10.28	TARP Recipient Second Fiscal Year Principal Executive Officer, Principal Operating Officer and Principal Financial Officer Certification
21.1	List of subsidiaries.(26)
23.1	Consent of Elliott Davis, LLC.
24.1	Power of Attorney (appears on the signature page of this Annual Report on Form 10-K)
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Operating Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Chief Executive Officer, Chief Operating Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*
Compensatory plan or arrangement.

(1)
Incorporated by reference to exhibit of same number in the Company's Form 10-QSB for the quarter ending September 30, 2001.

(2)
Incorporated by reference to Exhibits 3.1 and 3.2 of the Company's Form 8-K dated March 6, 2009, Exhibit 3.1 of the Company's Form 8-K dated August 12, 2010, and Exhibit 3.1 of the Company's Form 8-K dated September 16, 2010.

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

(11)
Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated August 7, 2008.

(12)
Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated August 7, 2008.

(13)
Incorporated by reference to Exhibit 10.18 of the Company's Form 10-K dated March 30, 2010.

(14)
Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K dated March 30, 2010.

(15)
Incorporated by reference to Exhibit 10.20 of the Company's Form 10-K dated March 30, 2010.

(16)
Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K dated March 30, 2010.

(17)
Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 6, 2009.

(18)
Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated March 6, 2009.

(19)
Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated March 6, 2009.

(20)
Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K dated March 6, 2009.

(21)
Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated March 6, 2009.

(22)
Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated August 12, 2010.

(23)
Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated August 12, 2010.

(24)
Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated September 16, 2010.

(25)
Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated September 16, 2010.

(26)
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
Date: March 31, 2011

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

Signature	Title	Date

/s/ RAY ROBINSON Ray Robinson	Chairman of the Board	March 31, 2011
/s/ ROBERT L. BROWN Robert L. Brown	Director	March 31, 2011
/s/ STEPHEN ELMORE Stephen Elmore	Director	March 31, 2011
/s/ C. DAVID MOODY C. David Moody	Director	March 31, 2011

Signature	Title	Date

/s/ MERCY P. OWENS Mercy P. Owens	Director	March 31, 2011
/s/ DONALD RATAJCZAK Donald Ratajczak	Director	March 31, 2011
/s/ H. JEROME RUSSELL H. Jerome Russell	Director	March 31, 2011
/s/ JAMES E. WILLIAMS James E. Williams	Director	March 31, 2011
/s/ JAMES E. YOUNG James E. Young	Director, President and Chief Executive Officer*	March 31, 2011
/s/ CYNTHIA N. DAY Cynthia N. Day	Senior Executive Vice President and Chief Operating Officer**	March 31, 2011
/s/ SAMUEL J. COX Samuel J. Cox	Senior Vice President and Chief Financial Officer***	March 31, 2011

*
Principal executive officer

**
Principal operating officer

***
Principal accounting and financial officer