Form 10-Q
period 2011-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2011-05-16
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,018,284 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on May 10, 2011.

PART 1.                FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010

(In thousands, except share data)

	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$6,021	$4,764
Interest-bearing deposits with banks	29,390	19,033
Certificates of deposit	100	150
Investment securities available for sale, at fair value	122,560	127,355
Investment securities held to maturity, at cost	3,309	3,311
Other investments	2,058	2,058
Loans receivable, net	188,289	191,994
Premises and equipment, net	7,371	7,520
Cash surrender value of life insurance	10,925	10,848
Foreclosed real estate	12,180	9,110
Other assets	10,991	11,663

Total assets	$393,194	$387,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$68,207	$58,543
Interest-bearing deposits	274,046	279,061

Total deposits	342,253	337,604

Accrued expenses and other liabilities	4,012	4,057
Advances from Federal Home Loan Bank	323	328

Total liabilities	346,588	341,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,237,356 shares issued and outstanding	2,237	2,233
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(96)	(107)
Additional paid-in capital	7,793	7,813
Retained earnings	26,123	25,965
Treasury stock at cost, 219,072 and 217,531 shares at March 31, 2011 and December 31, 2010, respectively	(1,810)	(1,805)
Accumulated other comprehensive income (loss), net of income taxes	428	(213)

Total stockholders’ equity	46,606	45,817

	$393,194	$387,806

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  — In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$2,928	$3,348
Investment securities:
Taxable	615	681
Tax-exempt	454	455
Interest-bearing deposits	14	21
Total interest income	4,011	4,505

Interest expense:
Deposits	438	688
Other borrowings	—	14
Total interest expense	438	702

Net interest income	3,573	3,803

Provision for loan losses	475	630

Net interest income after provision for loan losses	3,098	3,173

Noninterest income:
Service charges on deposits	863	906
Gain on sales of securities	63	333
Gain on sales of assets	6	—
Other operating income	309	513

Total noninterest income	1,241	1,752

Noninterest expense:
Salaries and employee benefits	1,825	1,962
Net occupancy and equipment	584	624
Amortization of core deposit intangible	118	131
FDIC insurance	198	182
Other real estate owned, net	330	127
Other operating expenses	1,197	1,215

Total noninterest expense	4,252	4,241

Income before income taxes	87	684

Income tax expense (benefit)	(130)	59

Net income	$217	$625
Preferred dividends accrued	59	93

Net income available to common shareholders	$158	$532

Net income per common share - basic	$0.08	$0.25

Net income per common share - diluted	$0.07	$0.25

Weighted average common outstanding shares - basic	2,105	2,103

Weighted average common outstanding shares - diluted	2,120	2,113

Dividends per common share	$—	$—

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited  — In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2009	7	$7,462	2,230	$2,230	90	$90	$(52)	$7,707	$25,834	(218)	$(1,805)	$772	$42,238

Net income	—	—	—	—	—	—	—	—	625	—	—	—	625
Unrealized holding gains on investment securities available for sale—net of taxes of $52,765	—	—	—	—	—	—	—	—	—	—	—	102	102
Less reclassification adjustment for holding gains included in net income—net of taxes of $113,323	—	—	—	—	—	—	—	—	—	—	—	(220)	(220)

Comprehensive income													507

Stock based compensation expense	—	—	—	—	—	—	—	15	—	—	—	—	15
Nonvested restricted stock	—	—	—	—	—	—	1	—	—	—	—	—	1
Dividends declared - preferred	—	—	—	—	—	—	—	—	(93)	—	—	—	(93)

Balance—March 31, 2010	7	$7,462	2,230	$2,230	90	$90	$(51)	$7,722	$26,366	(218)	$(1,805)	$654	$42,668

Balance—December 31, 2010	12	$11,841	2,233	$2,233	90	$90	$(107)	$7,813	$25,965	(218)	$(1,805)	$(213)	$45,817

Net income	—	—	—	—	—	—	—	—	217	—	—	—	217
Unrealized holding gains on investment securities available for sale—net of taxes of $351,649	—	—	—	—	—	—	—	—	—	—	—	683	683
Less reclassification adjustment for holding gains included in net income—net of taxes of $21,434	—	—	—	—	—	—	—	—	—	—	—	(42)	(42)

Comprehensive income													858

Issuance of common stock	—	—	4	4	—	—	—	12	—	—	—	—	16
Nonvested restricted stock	—	—	—	—	—	—	11	(32)	—	—	—	—	(21)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(5)	—	(5)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)

Balance—March 31, 2011	12	$11,841	2,237	$2,237	90	$90	$(96)	$7,793	$26,123	(219)	$(1,810)	$428	$46,606

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(In thousands)

	2011	2010
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$217	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	475	630
Depreciation	170	176
Amortization and accretion, net	288	271
Provision for deferred income tax benefit	(99)	35
Gains on sale of assets and investments, net	(49)	(337)
Stock based compensation expense	—	15
Restricted stock based compensation plan	11	1
Decrease in carrying value of other real estate owned	284	—
Change in other assets	212	182
Change in accrued expenses and other liabilities	(45)	(425)

Net cash provided by operating activities	1,464	1,173

INVESTING ACTIVITIES:
Net change in certificates of deposit	50	—
Proceeds from calls and maturities of investment securities held to maturity	2	39
Proceeds from sales and maturities of investment securities available for sale	7,661	16,637
Purchases of investment securities available for sale	(2,000)	(19,761)
Net change in loans receivable	(256)	456
Proceeds from the sale of premises and equipment	6	—
Proceeds from the sale of other real estate owned	117	83
Purchases of premises and equipment, net	(27)	(147)

Net cash provided by investing activities	5,553	(2,693)

FINANCING ACTIVITIES:
Net change in deposits	4,649	26,222
Net change in advances from Federal Home Loan Bank	(4)	(4)
Proceeds from issuance of common stock	16	—
Purchase of treasury stock	(5)	—
Dividends paid - preferred	(59)	(93)

Net cash provided by (used in) financing activities	4,597	26,125

Net change in cash and cash equivalents	11,614	24,605

Cash and cash equivalents, beginning of period	23,797	27,070

Cash and cash equivalents at end of period	$35,411	$51,675

Supplemental disclosures of cash paid during the period for:
Interest	$502	$700

Income taxes	$8	$15

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$3,471	929

Change in unrealized gain on investment securities available for sale, net of taxes	$641	$(118)

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2011 fiscal year.

The consolidated financial statements of the Company for the three month ended March 31, 2011 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

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

On September 17, 2010, the Company issued 4,379 shares of its Series C Preferred Shares to the Treasury as part of its TARP Community Development Capital Initiative for a total of 11,841 shares of Series B and C Preferred Shares issued to Treasury.  The issuance of the Series B and Series C Preferred Shares was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment was effective for the Company beginning January 1, 2011.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$46,345	$664	$848	$46,161
Mortgage-backed securities	65,020	1,081	354	65,747
Corporate securities	10,547	171	66	10,652
Totals	$121,912	$1,916	$1,268	$122,560

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$46,807	$439	$1,342	$45,904
Mortgage-backed securities	72,343	1,257	631	72,969
Corporate securities	8,528	30	76	8,482
Totals	$127,678	$1,726	$2,049	$127,355

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,294	$73	$7	$3,360
Mortgage-backed securities	15	—	—	15
Totals	$3,309	$73	$7	$3,375

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,294	$86	$5	$3,375
Mortgage-backed securities	17	1	—	18
Totals	$3,311	$87	$5	$3,393

The amortized costs and fair values of investment securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$545	$549	$—	$—
Due after one year through five years	4,985	4,937	906	919
Due after five years through ten years	31,506	31,988	2,403	2,456
Due after ten years	84,876	85,086	—	—

	$121,912	$122,560	$3,309	$3,375

Securities with carrying values of $70,741,000 and $70,239,000 at March 31, 2011 and December 31, 2010 were pledged to secure public deposits, FHLB advances and an $18 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Gross realized gains on securities were $68,000 and $333,000 at March 31, 2011 and 2010, respectively.  Gross realized losses on securities were $5,000 at March 31, 2011.  There were no gross realized losses on securities at March 31, 2010.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At March 31, 2011

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$18,145	$(186)	$3,122	$(168)	$21,267	$(354)

Municipal securities	22,967	(833)	175	(15)	23,142	(848)

Corporate	5,934	(66)	—	—	5,934	(66)

Total	$47,046	$(1,085)	$3,297	$(183)	$50,343	$(1,268)

Securities Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$273	$(7)	$—	$—	$273	$(7)

Total	$273	$(7)	$—	$—	$273	$(7)

At December 31, 2010

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$23,830	$(437)	$3,287	$(193)	$27,117	$(630)

Municipal securities	29,021	(1,310)	424	(32)	29,445	(1,342)

Corporate	6,184	(77)	—	—	6,184	(77)

Total	$59,035	$(1,824)	$3,711	$(225)	$62,746	$(2,049)

Securities Held to Maturity

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$275	$(5)	$—	$—	$275	$(5)

Total	$275	$(5)	$—	$—	$275	$(5)

The Company’s available for sale portfolio had 5 investment securities at March 31, 2011 and 7 investment securities at December 31, 2010 that were in an unrealized loss position for longer than 12 months.  The investment securities in an unrealized loss position for more than 12 months at March 31, 2011 and December 31, 2010 consisted of 4 private label collateralized mortgage obligation (CMO) securities.  The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		March 31,	December 31,
		2011	2010

Commercial, financial, and agricultural		$20,009	$16,986
Installment		7,202	7,538
Real estate - mortgage		153,532	158,402
Real estate - construction		10,397	12,404
Other		1,154	1,036
	Loans receivable	192,294	196,366
Less:	Net deferred loan fees	164	184
	Allowance for loan losses	3,841	4,188

	Loans receivable, net	$188,289	$191,994

The classification Real estate — mortgage consists of home equity loans, mortgages on 1—4 family residential, multifamily residential, and nonfarm nonresidential properties such as churches, hotels, and convenience stores.

Activity in the allowance for loan losses is summarized as follows:

	March 31,	December 31,
	2011	2010

Balance at beginning of year	$4,188	$4,094
Provision for loan losses	475	2,465
Loans charged off	(858)	(2,522)
Recoveries on loans previously charged off	36	151

Balance—end of year	$3,841	$4,188

The allocation of the allowance for loan losses by portfolio segment was as follows (amounts in thousands):

	At March 31, 2011
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Other	Unallocated	Total
Specific Reserves:
Impaired loans	$127	$2,218	$—	$302	$—	$—	$—	$2,647
Total specific reserves	127	2,218	—	302	—	—	—	2,647
General reserves	—	373	254	18	245	—	304	1,194
Total	$127	$2,591	$254	$320	$245	$—	$304	$3,841

Loans individually evaluated for impairment	$736	$17,009	$—	$2,376	$—	$—	$—	$20,121
Loans collectively evaluated for impairment	19,273	98,316	38,043	8,021	7,202	1,154	—	172,009
Total	$20,009	$115,325	$38,043	$10,397	$7,202	$1,154	$—	$192,130

	At December 31, 2010
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Other	Unallocated	Total
Specific Reserves:
Impaired loans	$257	$2,129	$—	$301	$—	$—	$—	$2,687
Total specific reserves	257	2,129	—	301	—	—	—	2,687
General reserves	—	489	518	115	140	—	239	1,501
Total	$257	$2,618	$518	$416	$140	$—	$239	$4,188

Loans individually evaluated for impairment	$257	$28,645	$—	$1,649	$—	$—	$—	$30,551
Loans collectively evaluated for impairment	16,729	89,740	39,833	10,755	7,538	1,036	—	165,631
Total	$16,986	$118,385	$39,833	$12,404	$7,538	$1,036	$—	$196,182

The following table presents loans individually evaluated for impairment by class of loan (amounts in thousands):

	At March 31, 2011
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	484	484	509	6
Unsecured	252	252	127	—	—	338	—
Commercial Real Estate:
Owner occupied	2,413	2,413	898	4,498	4,180	7,425	1
Non-owner occupied	9,699	9,699	1,320	157	51	9,772	252
Multi-family	—	—	—	808	667	732	10
Construction and Development
Construction	1,565	1,565	223	493	386	1,879	16
Improved Land	146	146	79	559	278	564	12
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$14,075	$14,075	$2,647	$6,999	$6,046	$21,219	$297

	At December 31, 2010
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	257	257	257	—	—	301	18
Commercial Real Estate:
Owner occupied	4,097	4,097	509	11,781	11,657	14,456	1,419
Non-owner occupied	10,484	10,484	1,620	1,872	1,111	11,726	110
Multi-family	—	—	—	412	412	311	181
Construction and Development
Construction	1,649	1,649	301	—	—	1,564	95
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$16,487	$16,487	$2,687	$14,065	$13,180	$28,358	$1,823

In addition, there were 32 and 37 loans restructured or otherwise impaired totaling $7,290,000 and $9,799,000 with a valuation allowance of $468,000 and $271,000 at March 31, 2011 and December 31, 2010, respectively.

The following table is an aging analysis of our loan portfolio (amounts in thousands):

	At March 31, 2011
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$4,455	$262	$2,849	$7,566	$21,679	$29,245	$—	$5,209
HELOC’s and equity	198	100	275	573	8,224	8,797	—	381
Commercial:
Secured	175	—	358	533	19,225	19,758	—	357
Unsecured	—	—	—	—	252	252	—	—
Commercial Real Estate:
Owner occupied	444	—	1,701	2,145	81,164	83,309	—	6,299
Non-owner occupied	1,500	—	3,413	4,913	20,903	25,816	—	—
Multi-family	—	—	259	259	6,105	6,364	—	259
Construction and Development:
Construction	215	—	136	351	9,598	9,949	—	136
Improved Land	—	—	—	—	448	448	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	119	37	246	402	7,790	8,192	—	217
Total	$7,106	$399	$9,237	$16,742	$175,388	$192,130	$—	$12,858

	At December 31, 2010
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$4,243	$1,325	$2,234	$7,802	$22,123	$29,925	$—	$3,185
HELOC’s and equity	227	26	88	341	9,567	9,908	—	648
Commercial:
Secured	—	—	—	—	16,664	16,664	—	142
Unsecured	—	—	15	15	308	323	—	—
Commercial Real Estate:
Owner occupied	1,119	2,661	5,753	9,533	92,861	102,394	—	8,503
Non-owner occupied	4,503	326	2,268	7,097	2,741	9,838	—	—
Multi-family	—	—	—	—	6,152	6,152	—	397
Construction and Development:
Construction	—	—	—	—	10,761	10,761	—	136
Improved Land	—	146	136	282	1,361	1,643	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	117	48	455	620	7,954	8,574	—	229
Total	$10,209	$4,532	$10,949	$25,690	$170,492	$196,182	$—	$13,240

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if appropriately classified and impairment, if any. All other loan relationships greater than $750,000 are reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will evaluate the loan grade.

Loans excluded from the scope of the annual review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

Special Mention Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

The following table presents our loan portfolio by risk rating (amounts in thousands):

	At March 31, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$29,245	$25,158	$818	$3,269	$—
HELOC’s and equity	8,797	7,576	153	1,068	—
Commercial:
Secured	19,758	19,176	96	486	—
Unsecured	252	—	—	252	—
Commercial Real Estate:
Owner occupied	83,309	72,258	1,254	9,797	—
Non-owner occupied	25,816	17,462	181	6,883	1,290
Multi-family	6,364	5,689	409	266	—
Construction and Development:
Construction	9,949	8,120	—	1,829	—
Improved Land	448	170	—	278	—
Unimproved Land	—	—	—	—	—
Consumer and Other	8,192	6,765	7	1,401	19
Total	$192,130	$162,374	$2,918	$25,529	$1,309

	At December 31, 2010
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$29,925	$26,066	$234	$3,625	$—
HELOC’s and equity	9,908	8,305	41	1,562	—
Commercial:
Secured	16,664	15,902	336	426	—
Unsecured	322	—	—	322	—
Commercial Real Estate:
Owner occupied	102,394	88,923	4,861	8,610	—
Non-owner occupied	9,839	—	184	9,655	—
Multi-family	6,152	5,741	411	—	—
Construction and Development:
Construction	10,761	5,724	—	5,037	—
Improved Land	1,643	1,480	—	163	—
Unimproved Land	—	—	—	—	—
Consumer and Other	8,574	8,174	27	373	—
Total	$196,182	$160,315	$6,094	$29,773	$—

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  There were no financial liabilities measured at fair value for the periods being reported (in thousands).

	Fair Value Measurements at March 31, 2011
		Quoted Prices
		In Active
		Markets for	Significant
		Identical	Other	Significant
	Assets/Liabilities	Assets/	Observable	Unobservable
	Measured at	Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$46,161	$—	$46,161	$—
Mortgage-backed securities	65,747	—	65,747	—
Corporate securities	10,652	—	10,652	—

Nonrecurring Basis:
Assets
Impaired loans	$17,475	$—	$17,475	$—
Other real estate owned	12,180	—	12,180	—

	Fair Value Measurements at December 31, 2010
		Quoted Prices
		In Active
		Markets for	Significant
		Identical	Other	Significant
	Assets/Liabilities	Assets/	Observable	Unobservable
	Measured at	Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,904	$—	$45,904	$—
Mortgage-backed securities	72,969	—	72,969	—
Corporate securities	8,482	—	8,482	—

Nonrecurring Basis:
Assets
Impaired loans	$27,864	$—	$27,864	$—
Other real estate owned	9,110	—	9,110	—

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

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$6,021	$6,021	$4,764	$4,764
Interest-bearing deposits with banks	29,390	29,390	19,033	19,033
Cetificates of deposit	100	100	150	150
Investment securities	125,869	126,886	130,666	130,748
Other investments	2,058	2,058	2,058	2,058
Loans—net	188,289	189,544	191,994	192,893
Cash surrender value of life insurance	10,925	10,925	10,848	10,848

Financial liabilities:
Deposits	342,253	329,007	337,604	325,744
Advances from Federal Home Loan Bank	323	323	328	328

	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$19,759	—	$20,072	—
Commercial letters of credit	2,388	—	2,499	—

5.  OTHER REAL ESTATE OWNED

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

	March 31,	December 31,
	2011	2010

Balance—beginning of period	$9,110	$10,837
Additions	3,471	3,340
Sales	(117)	(3,089)
Write downs	(284)	(1,978)

Balance—end of period	$12,180	$9,110

6.  INTANGIBLE ASSETS

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

The following table presents information about the Company’s intangible assets at (in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$1,317	$3,676	$1,199

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended March 31, 2011
	2011	2010
Aggregate amortization expense of core deposit intangibles:	$118	$131

Estimated aggregate amortization expense of core deposit intangibles for the years ending March 31:

2011	$472
2012	$472
2013	$472
2014	$472
2015 and thereafter	$471

7.  COMPREHENSIVE INCOME

Comprehensive income includes: (1) reported net income and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended March 31,
	2011	2010

Net Income	$217	$625

Other comprehensive income (loss)	641	(118)

Comprehensive income	$858	$507

8.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three month period ended March 31, 2011 and 2010 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended March 31, 2011

Basic earnings per share available to common stockholders	$158	2,105	$0.08
Nonvested restricted stock grant	—	15	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$158	2,120	$0.07

Three Months ended March 31, 2010

Basic earnings per share available to common stockholders	$532	2,103	$0.25
Nonvested restricted stock grant	—	10	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$532	2,113	$0.25

9.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

10.  RECLASSIFICATIONS

Certain 2010 amounts have been reclassified to conform to the 2011 presentation. The reclassifications did not impact net income or stockholder’s equity.

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

The following discussion is of the Company’s financial condition as of March 31, 2011 and December 31, 2010, and the changes in the financial condition and results of operations for the three month periods ended March 31, 2011 and 2010.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2011 or 2010.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At March 31, 2011, the Company had total assets of $393,194,000 compared to $387,806,000 at December 31, 2010.  Total assets primarily consisted principally of $125,869,000 in investments securities and $188,289,000 in net loans representing 33% and 48% of total assets, respectively.  Investment securities and net loans represented 34% and 50% of total assets at December 31, 2010.

Interest-bearing deposits with banks increased by $10,357,000 to $29,390,000 for the three month period ended March 31, 2011 compared to December 31, 2010.  Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB).  These funds fluctuate daily and are used to manage the Company’s liquidity position.  The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets.  Net loan receivables declined by $3,705,000 for the three month period due to weak loan demand due to the ongoing challenging economic conditions and high unemployment.  However, the Company continues to focus on extending credit to qualified borrowers as businesses and consumers work through the current economic downturn.

At March 31, 2011, other real estate owned increased by $3,070,000 to $12,180,000 compared to the year-end of 2010. The increase is primarily due to the addition of two commercial properties totaling $3,116,000 to OREO during the three month period, partially offset by other OREO activities.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $77,000 to $10,925,000 at March 31, 2011.  The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at March 31, 2011 totaled $346,588,000 and consisted primarily of $342,253,000 in deposits, representing an increase of $4,649,000 compared to total deposits of $337,604,000 at December 31, 2010.  The remaining liabilities were FHLB advances totaling $323,000 at March 31, 2011 compared to $328,000 at December 31, 2010.

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

At March 31, 2011 and December 31, 2010, the investment securities portfolio represented approximately 33% and 34% of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010

Commercial, financial, and agricultural	$20,009	$16,986
Installment	7,202	7,538
Real estate - mortgage	153,532	158,402
Real estate - construction	10,397	12,404
Other	1,154	1,036
Loans receivable	192,294	196,366
Less: Net deferred loan fees	164	184
Allowance for loan losses	3,841	4,188

Loans receivable, net	$188,289	$191,994

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate mortgage loans.  At March 31, 2011 and December 31, 2010, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties, totaled $154 million and $158 million, respectively, and represented 80% and 81% of loans, net of unearned income for the periods reported.

A substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches were approximately $43 million and $44 million at March 31, 2011 and December 31, 2010, respectively, which are generally secured by real estate.

•                  The Company’s loans to area convenience stores were approximately $11 million and $12 million at March 31, 2011 and December 31, 2010, respectively.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels were approximately $22 Million and $21 million at March 31, 2011 and December 31, 2010, respectively, which are generally secured by real estate.

In addition, 1—4 family residential mortgage loans secured by first liens were approximately $33 million and $36 million at March 31, 2011 and December 31, 2010, respectively.

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

The financial and credit markets continued to experience difficulty during the first three months of 2011.  Although there appears to be some positive signs of recovery and the economic outlook appears to be stabilizing, our local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets.  For the first quarter of 2011, nonperforming assets increased by $2,688,000 to $25,038,000.  During the first three months of 2011, the Company charged-off $858,000 in nonperforming loans, an improvement over the $1,207,000 charged-off in the fourth quarter of 2010; however, it represents an increase of $421,000 over the $437,000 charged-off for the same period last year. OREO increased by $3,070,000 to $12,180,000 primarily due to the foreclosures of a convenience store and a hotel totaling $1,409,000 and $1,707,000, respectively, partially offset by other OREO activities.  At March 31, 2011, nonperforming assets represent 6.37% of total assets compared to 5.76% at December 31, 2010.  There were no loans greater than 90 days past due and still accruing interest at the end of the first quarter of 2011 or at December 31, 2010.  In addition, there were 32 and 37 loans restructured or otherwise impaired totaling $7,290,000 and $9,799,000 at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, 16 restructured loans totaling $2,083,000 and at December 31, 2010, 11 restructured loans totaling $2,757,000 are included in nonaccrual loans in the table below.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Nonaccrual loans	$12,858	$13,240
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	12,858	13,240

Real estate acquired through foreclosure	12,180	9,110
Total nonperforming assets	$25,038	$22,350

Ratios:
Nonperforming loans to loans, net of unearned income	6.69%	6.75%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	12.25%	10.89%

Nonperforming assets to total assets	6.37%	5.76%

Allowance for loan losses to nonperforming loans	29.87%	31.63%

Allowance for loan losses to nonperforming assets	15.34%	18.74%

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance.  For the first three months of 2011, a provision for loan losses of $475,000 was charged against operating earnings compared to $630,000 for the same period last year, representing a decrease of $155,000. The decrease in the provision for loan losses in 2011 relates to asset quality improvement experienced in the first quarter of 2011.

The allowance for loan losses at March 31, 2011 was approximately $3,841,000, representing 2.00% of total loans, net of unearned income compared to approximately $4,327,000 for the same period last year, which represented 2.14% of total loans, net of unearned income.  Approximately $2,647,000 of the allowance for loan losses was allocated to loans management considered impaired at March 31, 2011.

At March 31, 2011, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month periods ended March 31, 2011 and 2010 (amount in thousands, except financial ratios):

	2011	2010

Loans, net of unearned income	$192,129	$202,522

Average loans, net of unearned income and the allowance for loan losses	$190,828	$199,072

Allowance for loan losses at the beginning of period	$4,188	$4,094

Loans charged-off:
Commercial, financial, and agricultural	—	50
Real estate - loans	809	309
Installment loans to individuals	49	78
Total loans charged-off	858	437

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	1	1
Real estate - loans	3	10
Installment loans to individuals	32	29
Total loans recovered	36	40

Net loans charged-off	822	397

Additions to allowance for loan losses charged to operating expense	475	630

Allowance for loan losses at period end	$3,841	$4,327

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.43%	0.20%

Ratio of allowance for loan losses to loans, net of unearned income	2.00%	2.14%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at March 31, 2011 increased 1% or $4,649,000 to $342,253,000 compared to December 31, 2010.  The bank has a stable core deposit base with a high percentage of non-interest bearing deposits.  Noninterest-bearing deposits increased by $9,664,000 to $68,207,000, or 17%, and interest-bearing deposits declined by $5,015,000, or 2%, to $274,046,000 for the three month period ending March 31, 2010.  On an average basis, noninterest-bearing deposits were $64,204,000 for the first quarter of 2011 compared to $62,799,000 at December 31, 2010.  Average interest-bearing deposits decreased by $7,865,000 to $275,257,000 in the first quarter of 2011 compared to $283,122,000 at December 31, 2010.  As a result of the high level of core deposits, the Company maintained a net interest margin of 4.17% at March 31, 2011 compared to 4.12% reported for the same period last year, which is above its internal and FDIC peer group.

The Company is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts.  In addition, the Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments.  At March 31, 2011 and December 31, 2010, the Company had $15,074,000 and $14,813,000 in CDARS deposits.

Participation in these programs has enhanced the Company’s ability to retain Corporate and Governmental customers’ deposits that make sizeable deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2011	2010

NOW and money market accounts	$94,604	$96,412
Savings accounts	32,091	31,841
Time deposits of $100,000 or more	92,166	94,572
Other time deposits	55,185	56,236
	$274,046	$279,061

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

The Bank had outstanding advances from the FHLB of $323,000 at March 31, 2011 and $328,000 at December 31, 2010. These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of March 31, 2011 and December 31, 2010, total loans pledged as collateral was $38,276,000 and $43,477,000, respectively.

Maturity	Callable	Type		March 31, 2011		December 31, 2010
					(in thousands)

August 2026			(1)	—	323	—	328

Total Principal Outstanding					$323		$328

Weighted Average Rate at Period End				—%		—%

(1)          Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At March 31, 2011, the Company had a $78 million line of credit facility at the FHLB of which $20.3 million was committed consisting of an advance of $323,000 and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $18 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three month period ended March 31, 2011, net interest income decreased by $230,000 or 6% to $3,573,000 compared to $3,803,000 reported for the same period last year.  Total interest income declined by $494,000 to $4,011,000 compared to the same three month period in 2010 primarily due to a $420,000 decrease in interest income on loans.  The decline in interest income on loans is caused by continued weakness in loan demand and lower loan yields. Similarly, interest income on investment securities declined by $67,000 due to lower yields earned on investment securities compared to the first quarter of 2010.  Total interest expense for the period decreased by $264,000 or 38% compared to the same three month period in 2010.  Interest expense on interest-bearing deposits decreased by $250,000 or 36%, as the Company lowered its funding cost and improved its deposit mix.  Also, interest expense on other borrowings decreased by $14,000 or 100% as the Company had no outstanding interest bearing advances from the FHLB during the first quarter of 2011.  At March 31, 2011, the Company had a net interest margin of 4.17% compared to 4.12% for the same period last year.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the first three months of 2011, the Company recognized a provision for loan losses of $475,000, a $155,000 or 25% decrease, compared to $630,000 for the same period in 2010.  The allowance for loan losses was $3,841,000 at March 31, 2011 compared to $4,188,000 at December 31, 2010.  At

March 31, 2011, the allowance for loan losses was 30% of nonperforming loans compared to 32% at December 31, 2010.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions.  At March 31, 2011, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,241,000 for the three month period ended March 31, 2011, a decrease of $511,000 or 29% compared with the same period last year.  The decline in the first quarter of 2011 is primarily attributed to gains on the sale of securities decreasing by $270,000 to $63,000 compared to $333,000 for the same period last year.  In addition, in the first quarter of 2010, the Company received a $259,000 award for its participation in the U.S. Department of Treasury Bank Enterprise Award (BEA) which provides financial incentives for lending and investment activities within economically distressed communities. The Company did not receive a BEA award in the first quarter of 2011.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Non-interest expense in the first quarter of 2011 was relatively flat compared to the same quarter last year, increasing by a nominal $11,000.  However, the Company is benefiting from several savings initiatives it has implemented. For the three month period ended March 31, 2011, salaries and employee benefits decreased by $137,000.  This decrease is due to a reduction of 14 full time employees compared to March 31, 2010.  Net occupancy cost, amortization of core deposits intangible and other operating expenses decreased by $40,000, $16,000 and $18,000, respectively, compared to the same period last year.  Offsetting these declines were FDIC insurance which increased by $16,000 and other real estate owned which increased by $203,000 due to write downs and related expenses compared to the same period last year.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2011.

	Cumulative amounts as of March 31, 2011
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$29,390	$—	$—	$—	$29,390
Certificates of deposit	—	100	—	—	100
Investments	—	550	5,842	119,863	126,255
Loans	41,986	22,538	92,762	34,843	192,129
Total interest-sensitive assets	$71,376	$23,188	$98,604	$154,706	$347,874

Interest-sensitive liabilities:
Deposits (a)	$166,896	$87,235	$19,915	$—	$274,046
Other borrowings	—	—	—	323	323
Total interest-sensitive liabilities	$166,896	$87,235	$19,915	$323	$274,369

Interest-sensitivity gap	$(95,520)	$(64,047)	$78,689	$154,383	$73,505

Cumulative interest-sensitivity gap to total interest-sensitive assets	(27.46)%	(45.87)%	(23.25)%	21.13%	21.13%

(a) Savings, Now, and money market deposits totaling $126,694 are included in the maturing in 3 months classification.

LIQUIDITY

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves. Additionally, the Company requires cash for various operating needs including: dividends to shareholders; business combinations; capital injections to its subsidiary; the servicing of debt; and the payment of general corporate expenses. The Company has access to various capital markets and on March 6, 2009, the Company issued 7,462 shares of a Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Department of the Treasury (“Treasury”) under the TARP Program for an investment of $7,462,000.  On August 13, 2010, the Company exchanged the outstanding 7,462 shares of Series A Preferred Stock for 7,462 shares of Series B Preferred Stock.  No monetary consideration was given in connection with this exchange.  The Company also issued 4,379 shares of Series C Preferred Stock for $4,379,000 to the Treasury on September 17, 2010.  However, the primary source of liquidity for the Company is dividends from its bank subsidiary.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as the Company’s payment of dividends to its stockholders.  The Georgia Department of Banking and Finance regulates the Bank’s dividend payments and must approve dividend payments that exceed 50 percent of the Bank’s prior year net income. The payment of dividends may also be affected or limited by other factors, such as the requirement by federal agencies to maintain adequate capital above regulatory guidelines and that bank holding companies and insured banks pay dividends out of current earnings. Currently, the Bank must receive approval from the Georgia Department of Banking and Finance and the Company must receive approval from the Federal Reserve Bank of Atlanta prior to the payment of dividends.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $789,000 for the three month period ended March 31, 2011. This increase is primarily due to accumulated other comprehensive income, net of taxes positively impacting the Company’s capital, increasing by $641,000 to an unrealized gain of $428,000 from an unrealized loss of $213,000 at December 31, 2010.  This increase is attributed to the rapid movements in the Treasury markets and swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.  Retained earnings increased by $158,000 due to net income for the quarter of $217,000 offset by $59,000 preferred dividend paid to the Treasury.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 17% and 11% at March 31, 2011 and at December 31, 2010, respectively.  At March 31, 2011, the Company met all capital adequacy requirements to which it is subject and is considered to be ‘well capitalized” under regulatory standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended March 31, 2011, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

On May 20, 2010, Citizens Trust Bank filed suit against its former insurance brokers and the third party administrator of the Bank’s medical insurance plan.  The lawsuit alleges negligent misrepresentation, breach of fiduciary duty, fraud, and civil conspiracy against the defendants based on allegations that the defendants misrepresented the coverage provided under the Bank’s 2009 and 2010 medical insurance plan and concealed the actual coverage to induce the Bank to continue with the same plan.  Citizens Trust Bank seeks compensatory damages in the amount of at least $268,013.15, punitive damages, and reimbursement of its attorney’s fees.  One of the defendants has filed a counterclaim alleging indemnification and abusive litigation and is seeking its attorney’s fees.  The case is set for trial on the court’s August 2011 jury trial calendar.

ITEM 1A.   RISK FACTORS

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CITIZENS BANCSHARES CORPORATION

Date: May 16, 2011	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: May 16, 2011	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer