Form 10-Q
period 2011-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2011-08-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No:  0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58 — 1631302
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

75 Piedmont Avenue, N.E., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (404) 659-5959

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,018,284 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on August 12, 2011.

PART 1.            FINANCIAL INFORMATION

ITEM 1.             Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

(In thousands, except share data)

	2011	2010
	(Unaudited)
ASSETS

Cash and due from banks	$6,253	$4,764
Interest-bearing deposits with banks	34,326	19,033
Certificates of deposit	100	150
Investment securities available for sale, at fair value	118,740	127,355
Investment securities held to maturity, at cost	3,304	3,311
Other investments	1,689	2,058
Loans receivable, net	192,845	191,994
Premises and equipment, net	7,384	7,520
Cash surrender value of life insurance	11,063	10,848
Foreclosed real estate	10,908	9,110
Other assets	11,535	11,663

Total assets	$398,147	$387,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$57,905	$58,543
Interest-bearing deposits	287,653	279,061

Total deposits	345,558	337,604

Accrued expenses and other liabilities	4,705	4,057
Advances from Federal Home Loan Bank	319	328

Total liabilities	350,582	341,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,237,356 and 2,233,278 shares issued at June 30, 2011 and December 31, 2010, respectively	2,237	2,233
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(101)	(107)
Additional paid-in capital	7,809	7,813
Retained earnings	26,015	25,965
Treasury stock at cost, 219,072 and 217,531 shares at June 30, 2011 and December 31, 2010, respectively	(1,810)	(1,805)
Accumulated other comprehensive income (loss), net of income taxes	1,484	(213)

Total stockholders’ equity	47,565	45,817

	$398,147	$387,806

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$3,065	$3,163	$5,992	$6,511
Investment securities:
Taxable	603	645	1,218	1,326
Tax-exempt	455	455	910	910
Interest-bearing deposits	17	21	31	42
Total interest income	4,140	4,284	8,151	8,789

Interest expense:
Deposits	407	667	846	1,355
Other borrowings	—	3	—	17
Total interest expense	407	670	846	1,372

Net interest income	3,733	3,614	7,305	7,417

Provision for loan losses	731	860	1,206	1,490

Net interest income after provision for loan losses	3,002	2,754	6,099	5,927

Noninterest income:
Service charges on deposits	854	941	1,717	1,846
Gain on sales of securities	32	1	95	334
Gain on sales of assets	—	—	6	—
Other operating income	285	276	595	790

Total noninterest income	1,171	1,218	2,413	2,970

Noninterest expense:
Salaries and employee benefits	1,749	1,986	3,573	3,949
Net occupancy and equipment	622	648	1,206	1,272
Amortization of core deposit intangible	118	122	236	254
FDIC insurance	192	209	390	390
Other real estate owned, net	275	1,716	605	1,843
Other operating expenses	1,271	1,232	2,468	2,446

Total noninterest expense	4,227	5,913	8,478	10,154

Income (loss) before income taxes	(54)	(1,941)	34	(1,257)

Income tax expense (benefit)	(173)	(837)	(303)	(778)

Net income (loss)	$119	$(1,104)	$337	$(479)

Preferred dividends accrued	59	94	118	188

Net income (loss) available to common shareholders	$60	$(1,198)	$219	$(667)

Net income (loss) per common share - basic	$0.03	$(0.57)	$0.10	$(0.32)

Net income (loss) per common share - diluted	$0.03	$(0.57)	$0.10	$(0.32)

Weighted average common outstanding shares - basic	2,120	2,103	2,119	2,103

Weighted average common outstanding shares - diluted	2,132	2,103	2,132	2,103

Dividends per common share	$0.08	$0.08	$0.08	$0.08

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited  - In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2009	7	$7,462	2,230	$2,230	90	$90	$(52)	$7,707	$25,834	(218)	$(1,805)	$772	$42,238

Net loss	—	—	—	—	—	—	—	—	(479)	—	—	—	(479)
Unrealized holding gains on investment securities available for sale—net of taxes of $492,134	—	—	—	—	—	—	—	—	—	—	—	955	955
Less reclassification adjustment for holding gains included in net income—net of taxes of $113,626	—	—	—	—	—	—	—	—	—	—	—	(221)	(221)

Comprehensive income													255

Stock based compensation expense	—	—	—	—	—	—	—	13	—	—	—	—	13
Nonvested restricted stock	—	—	—	—	—	—	(55)	67	—	—	—	—	12
Dividends declared - preferred	—	—	—	—	—	—	—	—	(188)	—	—	—	(188)
Dividends declared - common	—	—	—	—	—	—	—	—	(167)	—	—	—	(167)

Balance—June 30, 2010	7	$7,462	2,230	$2,230	90	$90	$(107)	$7,787	$25,000	(218)	$(1,805)	$1,506	$42,163

Balance—December 31, 2010	12	$11,841	2,233	$2,233	90	$90	$(107)	$7,813	$25,965	(218)	$(1,805)	$(213)	$45,817

Net income	—	—	—	—	—	—	—	—	337	—	—	—	337
Unrealized holding gains on investment securities available for sale—net of taxes of $906,518	—	—	—	—	—	—	—	—	—	—	—	1,760	1,760
Less reclassification adjustment for holding gains included in net income—net of taxes of $32,227	—	—	—	—	—	—	—	—	—	—	—	(63)	(63)

Comprehensive income													2,034

Issuance of common stock	—	—	4	4	—	—	—	12	—	—	—	—	16
Nonvested restricted stock	—	—	—	—	—	—	6	(16)	—	—	—	—	(10)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(5)	—	(5)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(118)	—	—	—	(118)
Dividends declared - common	—	—	—	—	—	—	—	—	(169)	—	—	—	(169)

Balance—June 30, 2011	12	$11,841	2,237	$2,237	90	$90	$(101)	$7,809	$26,015	(219)	$(1,810)	$1,484	$47,565

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(In thousands)

	2011	2010
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$337	$(479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,206	1,490
Depreciation	343	360
Amortization and accretion, net	460	523
Provision for deferred income tax benefit	(643)	(430)
Gains on sale of assets and investments, net	(101)	(338)
Stock based compensation expense	—	13
Restricted stock based compensation plan	(10)	12
Decrease in carrying value of other real estate owned	505	—
Change in other assets	(554)	176
Change in accrued expenses and other liabilities	648	241

Net cash provided by operating activities	2,191	1,568

INVESTING ACTIVITIES:
Net change in certificates of deposit	50	—
Proceeds from calls and maturities of investment securities held to maturity	6	397
Proceeds from sales and maturities of investment securities available for sale	20,077	23,835
Purchases of investment securities available for sale	(8,691)	(26,318)
Net change in loans receivable	(6,294)	3,491
Proceeds from the sale of premises and equipment	10	—
Proceeds from the sale of other real estate owned	1,975	1,685
Purchases of premises and equipment, net	(211)	(307)

Net cash provided by investing activities	6,922	2,783

FINANCING ACTIVITIES:
Net change in deposits	7,954	20,479
Net change in advances from Federal Home Loan Bank	(9)	(14,158)
Proceeds from issuance of common stock	16	—
Purchase of treasury stock	(5)	—
Dividends paid - preferred	(118)	(188)
Dividends paid - common	(169)	(167)

Net cash provided by financing activities	7,669	5,966

Net change in cash and cash equivalents	16,782	10,317

Cash and cash equivalents, beginning of period	23,797	27,070

Cash and cash equivalents at end of period	$40,579	$37,387

Supplemental disclosures of cash paid during the period for:
Interest	$916	$1,369

Income taxes	$8	$60

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$4,278	1,461

Change in unrealized gain on investment securities available for sale, net of taxes	$1,697	$734

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2011 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and six month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.  The following policies were updated or added to supplement the accounting policies contained in the Company’s Annual Report on Form 10-K.

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

Interest collections on nonaccruing loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received.  Nonperforming loans may be restored to accrual status when all principal and interest is current and the full repayment of the remaining contractual principal and interest is expected, or when the loan becomes well-secured and is in the process of collection.

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

Troubled Debt Restructurings

Loans to be restructured are identified based on an assessment of the borrower’s credit status, which involves, but is not limited to, a review of financial statements, payment delinquency, non-accrual status, and risk rating.  Determining the borrower’s credit status is a continual process that is performed by the Company’s staff with periodic participation from an independent external loan review group.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company seeks to assist these borrowers by working with them to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan while ensuring compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines. To facilitate this process, a formal concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a TDR.

The modification may include a change in the interest rate or the payment amount or a combination of both.  Substantially all modifications completed under a formal restructuring agreement are considered TDRs.  Modifications can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. These restructurings rarely result in the forgiveness of principal or interest.

With respect to commercial TDRs, an analysis of the credit evaluation, in conjunction with an evaluation of the borrower’s performance prior to the restructuring, are considered when evaluating the borrower’s ability to meet the restructured terms of the loan agreement.  Nonperforming commercial

TDRs may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms.  This evaluation must include consideration of the borrower’s sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status.

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.  This amendment had no impact on the Company’s financial statements.

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

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$44,709	$1,352	$240	$45,821
Mortgage-backed securities	62,128	1,283	150	63,261
Corporate securities	9,654	54	50	9,658
Totals	$116,491	$2,689	$440	$118,740

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$46,807	$439	$1,342	$45,904
Mortgage-backed securities	72,343	1,257	631	72,969
Corporate securities	8,528	30	76	8,482
Totals	$127,678	$1,726	$2,049	$127,355

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,293	$85	$—	$3,378
Mortgage-backed securities	11	1	—	12

Totals	$3,304	$86	$—	$3,390

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,294	$86	$5	$3,375
Mortgage-backed securities	17	1	—	18

Totals	$3,311	$87	$5	$3,393

The amortized costs and fair values of investment securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$620	$623	$—	$—
Due after one year through five years	4,699	4,673	1,142	1,162
Due after five years through ten years	28,680	29,233	2,162	2,228
Due after ten years	82,492	84,211	—	—

	$116,491	$118,740	$3,304	$3,390

Securities with carrying values of $85,859,000 and $70,239,000 at June 30, 2011 and December 31, 2010 were pledged to secure public deposits, FHLB advances and an $18 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Gross realized gains on securities were $219,000 and $334,000 at June 30, 2011 and 2010, respectively. For the three month period ended June 30, 2011 and 2010, gross realized gains on securities were $156,000 and $1,000, respectively.  Gross realized losses on securities were $124,000 for the three and six month periods ended June 30, 2011. There were no gross realized losses on securities for the three and six month periods ended June 30, 2010.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At June 30, 2011

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$12,285	$(103)	$289	$(47)	$12,574	$(150)

Municipal securities	7,878	(232)	182	(8)	8,060	(240)

Corporate	5,950	(50)	—	—	5,950	(50)

Total	$26,113	$(385)	$471	$(55)	$26,584	$(440)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at June 30, 2011.

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

The Company’s available for sale portfolio had two investment securities at June 30, 2011 and seven investment securities at December 31, 2010 that were in an unrealized loss position for longer than twelve months.  At June 30, 2011, one of the investment securities in an unrealized loss position for more than 12 months was a private label collateralized mortgage obligation (CMO) security.  At

December 31, 2010 there were four private label collateralized mortgage obligation (CMO) securities in an unrealized loss position for more than 12 months.  The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

As of the date of its evaluation, the Company did not intend to sell and has the ability to hold these securities and it is more likely than not that the Company will not be required to sell those securities before recovery of its amortized cost or the security matures. The Company believes, based on industry analyst reports and credit ratings, that it will continue to receive scheduled interest payments as well as the entire principal balance, and the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

3. LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30,	December 31,
		2011	2010

	Commercial, financial, and agricultural	$27,477	$17,986
	Installment	7,126	7,538
	Real estate - commercial	117,139	117,022
	Real estate - residential	37,580	39,536
	Real estate - construction	4,886	13,248
	Other	1,518	1,036
	Loans receivable	195,726	196,366
Less:	Net deferred loan fees	194	184
	Allowance for loan losses	2,687	4,188

	Loans receivable, net	$192,845	$191,994

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended June 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Other	Unallocated	Total

Beginning balance	$362	$2,485	$273	$279	$442	$—	$—	$3,841
Provision for loan losses	17	517	181	70	(54)	—	—	731
Loans charged-off	(15)	(1,380)	(124)	(322)	(83)	—	—	(1,924)
Recoveries on loans charged-off	1	—	3	—	35	—	—	39
Ending Balance	$365	$1,622	$333	$27	$340	$—	$—	$2,687

	For the Six Month Period Ended June 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Consruction & Development	Consumer	Other	Unallocated	Total

Beginning balance	$361	$2,647	$441	$279	$460	$—	$—	$4,188
Provision for loan losses	17	992	181	70	(54)	—	—	1,206
Loans charged-off	(15)	(2,018)	(295)	(322)	(133)	—	—	(2,783)
Recoveries on loans charged-off	2	1	6	—	67	—	—	76
Ending Balance	$365	$1,622	$333	$27	$340	$—	$—	$2,687

	For the Year Ended December, 2010
	Commercial	Commercial Real Estate	Single-family Residential	Consruction & Development	Consumer	Other	Unallocated	Total

Beginning balance	$358	$2,654	$440	$290	$352	$—	$—	$4,094
Provision for loan losses	99	844	269	759	494	—	—	2,465
Loans charged-off	(100)	(866)	(282)	(770)	(504)	—	—	(2,522)
Recoveries on loans charged-off	4	15	14	—	118	—	—	151
Ending Balance	$361	$2,647	$441	$279	$460	$—	$—	$4,188

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off.  In the second quarter of 2011, the Company began charging-off the specific allowance for loan losses allocated to collateral dependent impaired loans to bring them to their fair value.  At June 30, 2011, $1.6 million of the allowance for loan losses that was specifically allocated for collateral dependent impaired loans was charged-off.

In determining our allowance for loan losses, we regularly review loans for specific reserves based on the appropriate impairment assessment methodology.  General reserves are determined using historical loss trends measured over a rolling four quarter average for consumer loans, and a three year average loss factor for commercial loans which is applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code.  For commercial loans, the general reserves are calculated by applying the appropriate historical loss factor to the loan pool. Impaired loans greater than a minimum threshold established by management are excluded from this analysis.   The sum of all such amounts determines our total allowance for loan losses.

	At June 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Other	Unallocated	Total
Specific Reserves:
Impaired loans	$100	$633	$—	$—	$—	$—	$—	$733
Total specific reserves	100	633	—	—	—	—	—	733
General reserves	265	989	333	27	340	—	—	1,954
Total	$365	$1,622	$333	$27	$340	$—	$—	$2,687

Loans individually evaluated for impairment	$681	$14,167	$—	$1,690	$—	$—	$—	$16,538
Loans collectively evaluated for impairment	26,796	102,778	37,580	3,196	7,126	1,518	—	178,994
Total	$27,477	$116,945	$37,580	$4,886	$7,126	$1,518	$—	$195,532

	At December 31, 2010
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Other	Unallocated	Total
Specific Reserves:
Impaired loans	$257	$2,129	$—	$301	$—	$—	$—	$2,687
Total specific reserves	257	2,129	—	301	—	—	—	2,687
General reserves	104	518	441	(22)	460	—	—	1,501
Total	$361	$2,647	$441	$279	$460	$—	$—	$4,188

Loans individually evaluated for impairment	$257	$28,645	$—	$1,649	$—	$—	$—	$30,551
Loans collectively evaluated for impairment	17,729	88,193	39,536	11,599	7,538	1,036	—	165,631
Total	$17,986	$116,838	$39,536	$13,248	$7,538	$1,036	$—	$196,182

The following table presents impaired loans by class of loan (in thousands):

	At June 30, 2011
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	433	433	446	10
Unsecured	247	247	100	—	—	—	—
Commercial Real Estate:
Owner occupied	6,290	6,194	185	—	—	6,752	2
Non-owner occupied	7,949	7,949	448	—	—	8,031	653
Multi-family	120	25	—	—	—	82	24
Construction and Development:							.
Construction	—	—	—	1,584	1,341	1,366	28
Improved Land	—	—	—	709	349	636	17
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$14,606	$14,415	$733	$2,726	$2,123	$17,313	$734

	At December 31, 2010
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	257	257	257	—	—	301	18
Commercial Real Estate:
Owner occupied	4,097	4,097	509	11,903	11,781	14,456	1,419
Non-owner occupied	10,484	10,484	1,620	2,634	1,872	11,726	110
Multi-family	—	—	—	412	412	311	181
Construction and Development							.
Construction	1,649	1,649	301	—	—	1,564	95
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$16,487	$16,487	$2,687	$14,949	$14,065	$28,358	$1,823

Included in the tables above, there were 30 and 37 loans restructured or otherwise impaired totaling $7,149,000 and $9,799,000 with a valuation allowance of $131,000 and $271,000 at June 30, 2011 and December 31, 2010, respectively.

The following table is an aging analysis of our loan portfolio (in thousands):

	At June 30, 2011
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$—	$339	$2,259	$2,598	$26,113	$28,711	$—	$3,983
HELOC’s and equity	169	68	364	601	8,268	8,869	—	364
Commercial:
Secured	17	—	283	300	26,030	26,330	—	283
Unsecured	—	—	—	—	1,147	1,147	—	—
Commercial Real Estate:
Owner occupied	427	617	3,430	4,474	78,274	82,748	—	3,430
Non-owner occupied	—	—	—	—	28,126	28,126	—	1,268
Multi-family	—	—	25	25	6,046	6,071	—	25
Construction and Development:
Construction	—	—	1,341	1,341	1,996	3,337	—	1,341
Improved Land	—	—	—	—	1,549	1,549	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	22	12	285	319	8,325	8,644	—	285
Total	$635	$1,036	$7,987	$9,658	$185,874	$195,532	$—	$10,979

	At December 31, 2010
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$4,243	$1,325	$2,234	$7,802	$22,123	$29,925	$—	$3,185
HELOC’s and equity	227	26	88	341	9,270	9,611	—	648
Commercial:
Secured	—	—	—	—	16,664	16,664	—	142
Unsecured	—	—	15	15	1,307	1,322	—	—
Commercial Real Estate:
Owner occupied	1,119	2,661	5,356	9,136	91,712	100,848	—	6,235
Non-owner occupied	4,503	326	2,268	7,097	2,741	9,838	—	2,268
Multi-family	—	—	397	397	5,755	6,152	—	397
Construction and Development:
Construction	—	—	—	—	11,760	11,760	—	—
Improved Land	—	146	136	282	1,206	1,488	—	136
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	117	48	455	620	7,954	8,574	—	229
Total	$10,209	$4,532	$10,949	$25,690	$170,492	$196,182	$—	$13,240

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan and lease portfolio.  Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list in not exhaustive, it provides a description of the risks that management has determined are the most significant.

Commercial, financial and agricultural loans—We centrally underwrite each of our commercial loans based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. We endeavor to gain a complete understanding of our borrower’s businesses including the experience and background of the principals. To the extent that the loan is secured by collateral, which is a predominant feature of the majority of our commercial loans, we gain an understanding of the likely value of the collateral and what level of strength the collateral brings to the loan transaction. To the extent that the principals or other parties provide personal guarantees, we analyze the relative financial strength and liquidity of each guarantor. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of our collateral. Due to the concentration of loans in the metro Atlanta and Birmingham areas, we are susceptible to changes in market and economic conditions of these areas.

Installment—The installment loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

Real estate commercial loans—Real estate commercial loans consist of loans secured by multifamily housing, commercial non-owner and owner occupied and other commercial real estate loans.  The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in our customer having to provide rental rate concessions to achieve adequate occupancy rates.  Commercial owner-occupied and other commercial real estate loans are primarily dependent on the ability of our customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer’s business results are significantly unfavorable versus the original projections, the ability for our loan to be serviced on a basis consistent with the contractual terms may be at risk.  These loans are primarily secured by real property and can include other collateral such as personal guarantees, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.  Also, due to the concentration of loans in the metro Atlanta and Birmingham areas, we are susceptible to changes in market and economic conditions of these areas.

Real estate residential— Real estate residential loans are to individuals and are secured by 1-4 family residential property.  Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Such a decline in values has led to unprecedented levels of foreclosures and losses during 2008-2010 within the banking industry.

Real estate construction—Real estate construction loans are highly dependent on the supply and demand for residential and commercial real estate in the markets we serve as well as the demand for newly constructed commercial space and residential homes and lots that our customers are developing. Continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers. Real estate construction loans can experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.

Other—Other loans are non-commercial loans evaluated for factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral we also evaluate the likely value of that collateral. Common risks to other loans include risks that are not specific to individual transactions such as general economic conditions within our markets, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to other loans.

Risk categories—The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if appropriately classified and impairment, if any. All other loan relationships greater than $750,000 are reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will evaluate the loan grade.

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

The following table presents our loan portfolio by risk rating (in thousands):

	At June 30, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$28,711	$26,113	$—	$2,598	$—
HELOC’s and equity	8,869	7,578	137	1,154	—
Commercial:
Secured	26,330	25,847	81	402	—
Unsecured	1,147	900	—	247	—
Commercial Real Estate:
Owner occupied	82,748	72,978	—	9,770	—
Non-owner occupied	28,126	19,476	1,268	6,114	1,268
Multi-family	6,071	5,636	410	25	—
Construction and Development:
Construction	3,337	1,996	—	1,341	—
Improved Land	1,549	1,271	—	278	—
Unimproved Land	—	—	—	—	—
Consumer and Other	8,644	8,319	—	315	10
Total	$195,532	$170,114	$1,896	$22,244	$1,278

	At December 31, 2010
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$29,925	$26,066	$234	$3,625	$—
HELOC’s and equity	9,611	8,008	41	1,562	—
Commercial:
Secured	16,664	15,902	336	426	—
Unsecured	1,322	1,000	—	322	—
Commercial Real Estate:
Owner occupied	100,847	87,221	4,861	8,765	—
Non-owner occupied	9,839	—	184	9,655	—
Multi-family	6,152	5,741	411	—	—
Construction and Development:
Construction	11,760	6,723	—	5,037	—
Improved Land	1,488	1,480	—	8	—
Unimproved Land	—	—	—	—	—
Consumer and Other	8,574	8,174	27	373	—
Total	$196,182	$160,315	$6,094	$29,773	$—

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

Other Real Estate Owned—Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

	Fair Value Measurements at June 30, 2011
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,821	$—	$45,821	$—
Mortgage-backed securities	63,261	—	63,261	—
Corporate securities	9,658	—	9,658	—
	118,740		118,740

Nonrecurring Basis:
Assets
Impaired loans	$15,805	$—	$15,805	$—
Other real estate owned	10,908	—	10,908	—

	Fair Value Measurements at December 31, 2010
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,904	$—	$45,904	$—
Mortgage-backed securities	72,969	—	72,969	—
Corporate securities	8,482	—	8,482	—
	127,355		127,355

Nonrecurring Basis:
Assets
Impaired loans	$27,864	$—	$27,864	$—
Other real estate owned	9,110	—	9,110	—

Following are disclosures of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an estimate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination, or issuance.

Cash, Due from Banks, Federal Funds Sold, Interest-Bearing Deposits with Banks and Certificates of Deposits—Carrying amount is a reasonable estimate of fair value due to the short-term nature of such items.

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$6,253	$6,253	$4,764	$4,764
Interest-bearing deposits with banks	34,326	34,326	19,033	19,033
Cetificates of deposit	100	100	150	150
Investment securities	122,044	122,130	130,666	130,748
Other investments	1,689	1,689	2,058	2,058
Loans—net	192,845	193,862	191,994	192,893
Cash surrender value of life insurance	11,063	11,063	10,848	10,848

Financial liabilities:
Deposits	345,558	334,914	337,604	325,744
Advances from Federal Home Loan Bank	319	319	328	328

Off-balance-sheet financial	Notional	Estimated	Notional	Estimated
instruments:	amount	fair value	amount	fair value
Commitments to extend credit	$23,145	$—	$20,072	$—
Commercial letters of credit	2,389	—	2,499	—

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

	June 30,	December 31,
	2011	2010

Balance—beginning of period	$9,110	$10,837
Additions	4,278	3,340
Sales	(1,975)	(3,089)
Write downs	(505)	(1,978)

Balance—end of period	$10,908	$9,110

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

The following table presents information about the Company’s intangible assets (in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$1,435	$3,676	$1,199

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended June 30, 2011		Six months ended June 30, 2011
	2011	2010	2011	2010
Aggregate amortization expense of core deposit intangibles:	$118	$122	$236	$253

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2011	$472
2012	$472
2013	$472
2014	$472
2015 and thereafter	$471

7.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes: (1) reported net income (loss) and (2) unrealized gains and losses on marketable securities. The following table shows our comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Income (loss)	$119	$(1,104)	$337	$(479)

Other comprehensive income	1,056	852	1,697	734

Comprehensive income (loss)	$1,175	$(252)	$2,034	$255

8.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per share available to common and potential common stockholders for the three and six month periods ended June 30, 2011 and 2010 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2011

Basic earnings per share available to common stockholders	$60	2,120	$0.03
Nonvested restricted stock grant	—	12	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$60	2,132	$0.03

Three Months ended June 30, 2010

Basic earnings per share available to common stockholders	$(1,198)	2,103	$(0.57)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(1,198)	2,103	$(0.57)

Six Months ended June 30, 2011

Basic earnings per share available to common stockholders	$219	2,119	$0.10
Nonvested restricted stock grant	—	13	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$219	2,132	$0.10

Six Months ended June 30, 2010

Basic earnings per share available to common stockholders	$(667)	2,103	$(0.32)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(667)	2,103	$(0.32)

9.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

10.  RECLASSIFICATIONS

Certain amounts in the 2010 consolidated financial statements were reclassified to conform to the 2011 presentation. These reclassifications had no effect on shareholders’ equity or the results of operations as previously presented.

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

The following discussion is of the Company’s financial condition as of June 30, 2011 and December 31, 2010, and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2011 and 2010.

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

FINANCIAL CONDITION

At June 30, 2011, the Company had total assets of $398,147,000 compared to $387,806,000 at December 31, 2010.  Total assets consisted primarily of $122,044,000 in investments securities and $192,845,000 in net loans representing 31% and 48% of total assets, respectively.  Investment securities and net loans represented 34% and 50% of total assets at December 31, 2010.

Interest-bearing deposits with banks increased by $15,293,000 to $34,326,000 for the six month period ended June 30, 2011 compared to December 31, 2010.  Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB).  These funds fluctuate daily and are used to manage the Company’s liquidity position.  The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets.  Net loans receivable increased by $4,556,000 for the three month period in the second quarter of 2011.  The Company, in its efforts to increase loan volume, is participating in a leasing arrangement with a Fortune 500 company and joined a cooperative of small and mid-sized banks working together to locate and direct commercial loans for independent underwriting, evaluation and approval by member banks.  Although the Company has experienced some improvement in its lending volume, we expect loan demand to continue to be weak due to the ongoing challenging economic conditions and high unemployment.

At June 30, 2011, other real estate owned increased by $1,798,000 to $10,908,000 compared to the year-end of 2010. The increase is primarily due to the addition of properties totaling $4,278,000 during the six month period, partially offset by sales of $1,975,000 and write-downs totaling $505,000. The Company realized a loss of $34,000 on the sale of OREO for the six month period ended June 30, 2011 compared to a gain of $4,000 for the same period last year.  For the three month period ended June 30, 2011, the Company realized a loss on the sale of OREO of $20,000.  There were no gain or loss realized on the sale of OREO for the three month period ended June 30, 2010.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $215,000 to $11,063,000 at June 30, 2011.  The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at June 30, 2011 totaled $350,582,000 and consisted primarily of $345,558,000 in deposits, representing an increase of $7,954,000 compared to total deposits of $337,604,000 at December 31, 2010.  The remaining liabilities were FHLB advances totaling $319,000 compared to $328,000 at December 31, 2010.

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

At June 30, 2011 and December 31, 2010, the investment securities portfolio represented approximately 31% and 34%, respectively, of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010

Commercial, financial, and agricultural	$27,477	$17,986
Installment	7,126	7,538
Real estate - commercial	117,139	117,022
Real estate - residential	37,580	39,536
Real estate - construction	4,886	13,248
Other	1,518	1,036
Loans receivable	195,726	196,366
Less: Net deferred loan fees	194	184
Allowance for loan losses	2,687	4,188

Loans receivable, net	$192,845	$191,994

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate commercial loans.  At June 30, 2011 and December 31, 2010, real estate commercial loans, which represent commercial and industrial real estate and other loans secured by multi-family properties, totaled $117 million, respectively, and represented 60% of loans, net of unearned income for the periods reported.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches were approximately $42 million and $44 million at June 30, 2011 and December 31, 2010, respectively, which are generally secured by real estate.

•                  The Company’s loans to area convenience stores were approximately $11 million and $12 million at June 30, 2011 and December 31, 2010, respectively.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels were approximately $27 million and $21 million at June 30, 2011 and December 31, 2010, respectively, which are generally secured by real estate.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets.  Nonperforming loans generally include loans and leases, and loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties that are past due with respect to principal or interest more than 90 days and have been placed on nonaccrual status.

Accrued interest income is reversed when a loan is placed on nonaccrual status.  Interest collections on nonaccruing loans and leases for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received.  Nonperforming loans may be restored to accrual status when all principal and interest is current and the full repayment of the remaining contractual principal and interest is expected, or when the loan becomes well-secured and is in the process of collection.

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

The financial and credit conditions in our local markets continued to experience difficulty during 2011.  While there appeared to be some positive signs of recovery earlier in the year, our local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets.  Metro Atlanta, Georgia, our largest market, saw its unemployment rate increased to 10.5% in June 2011 from a revised 9.7% in May 2011.

For the year, there was a nominal decrease in nonperforming assets of $463,000 to $21,887,000 compared to December 31, 2010; however, for the three month period ending June 30, 2011, nonperforming assets decreased by $3,151,000 from $25,038,000 reported at March 31, 2011.  The Company charged-off $2,783,000 in nonperforming loans during the first six months of 2011 compared to $1,081,000 for the same period last year.  A significant portion of the loans charged-off, $1,926,000, represents the excess value over the appraised value of the property of four properties the Company foreclosed or is in the process of foreclosing in order to liquidate the properties.  OREO increased by $1,798,000 to $10,908,000 for the year and decreased by $1,272,000 for the three month period compared to the first quarter of 2011 as the Company liquidated several properties during the second quarter of 2011.  At June 30, 2011, nonperforming assets represent 5.50% of total assets compared to 5.76% at December 31, 2010.  There were no loans greater than 90 days past due and still accruing interest at the end of the second quarter of 2011 or at December 31, 2010.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$1,975	$2,757
Other nonaccrual loans	9,004	10,483
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	10,979	13,240

Real estate acquired through foreclosure	10,908	9,110
Total nonperforming assets	$21,887	$22,350

Ratios:
Nonperforming loans to loans, net of unearned income	5.61%	6.75%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	10.60%	10.89%

Nonperforming assets to total assets	5.50%	5.76%

Allowance for loan losses to nonperforming loans	24.48%	31.63%

Allowance for loan losses to nonperforming assets	12.28%	18.74%

TROUBLED DEBT RESTRUCTURINGS

Loans to be restructured are identified based on an assessment of the borrower’s credit status, which involves, but is not limited to, a review of financial statements, payment delinquency, non-accrual status, and risk rating.  Determining the borrower’s credit status is a continual process that is performed by the Company’s staff with periodic participation from an independent external loan review group.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company seeks to assist these borrowers by working with them to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan while ensuring compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines. To facilitate this process, a formal concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a TDR. All modifications are considered troubled debt restructurings.

The modification may include a change in the interest rate or the payment amount or a combination of both.  Substantially all modifications completed under a formal restructuring agreement are considered TDRs.  Modifications can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. These restructurings rarely result in the forgiveness of principal or interest.

With respect to commercial TDRs, an analysis of the credit evaluation, in conjunction with an evaluation of the borrower’s performance prior to the restructuring, are considered when evaluating the borrower’s ability to meet the restructured terms of the loan agreement.  Nonperforming commercial

TDRs may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms.  This evaluation must include consideration of the borrower’s sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status.

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).  At June 30, 2011 and December 31, 2010 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	June 30, 2011	December 31, 2010

Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,174	$7,042
Restructured loans nonaccruing	1,975	2,757
Other Loan Modifications	—	—
Total restructured and modified loans	$7,149	$9,799

Troubled debt restructured loans that have performed in accordance with the restructured terms of the agreement for one year and for which an interest rate concession was not granted are removed from the TDR classification.

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off.  In the second quarter of 2011, the Company began charging-off the specific allowance for loan losses allocated to collateral dependent impaired loans to bring them to their fair value.  At June 30, 2011, $1.6 million of the allowance for loan losses that was specifically allocated for collateral dependent impaired loans was charged-off.

For the second quarter of 2011, based on the Company’s evaluation, the provision for loan losses charged against operating earnings decreased $129,000 to $731,000 compared to $860,000 for the same three month period last year.  For the first six months of 2011, a provision for loan losses of $1,206,000 was charged against operating earnings compared to $1,490,000 for the same period last year. The decrease in the provision for loan losses in 2011 relates to a slight improvement in the credit quality of the Company’s loan portfolio.  Approximately $733,000 of the allowance for loan losses was allocated to loans management considered impaired at June 30, 2011.

At June 30, 2011, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month periods ended June 30, 2011 and 2010 (amount in thousands, except financial ratios):

	2011	2010

Loans, net of unearned income	$195,532	$198,376

Average loans, net of unearned income and the allowance for loan losses	$190,807	$197,742

Allowance for loan losses at the beginning of period	$4,188	$4,094

Loans charged-off:
Commercial, financial, and agricultural	15	100
Real estate - loans	2,635	796
Installment loans to individuals	133	185
Total loans charged-off	2,783	1,081

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	2	3
Real estate - loans	7	21
Installment loans to individuals	67	61
Total loans recovered	76	85

Net loans charged-off	2,707	996

Additions to allowance for loan losses charged to operating expense	1,206	1,490

Allowance for loan losses at period end	$2,687	$4,588

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	1.42%	0.50%

Ratio of allowance for loan losses to loans, net of unearned income	1.37%	2.31%

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loans problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	June 30, 2011		December 31, 2010
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$365	14%	$361	9%
Installment	340	4%	460	4%
Real estate - commercial	1,622	60%	2,647	60%
Real estate - residential	333	19%	441	20%
Real estate - construction	27	3%	279	7%
Unallocated	—	—	—	—

Total allowance for loan losses	$2,687	100%	$4,188	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at June 30, 2011 increased by 2% or $7,954,000 to $345,558,000 compared to December 31, 2010.  The bank has a stable core deposit base with a high percentage of non-interest bearing deposits.  Noninterest-bearing deposits decreased slightly by $638,000 to $57,905,000 and interest-bearing deposits increased by $8,592,000, or 3%, to $287,653,000 for the six month period ending June 30, 2011.  On an average basis, noninterest-bearing deposits were consistent for the first six months of the year at $62,655,000 compared to $62,799,000 at December 31, 2010.  Average interest-bearing deposits decreased by $6,818,000 to $276,304,000 at June 30, 2011 compared to $283,122,000 at December 31, 2010.  As a result of the high level of low cost core deposits, the Company maintained a net interest margin of 4.26% at June 30, 2011 compared to 4.17% reported for the same period last year.

The Company is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts.  In addition, the Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments.  At June 30, 2011 and December 31, 2010, the Company had $15,080,000 and $14,813,000 in CDARS deposits.  Participation in these programs has enhanced the Company’s ability to retain Corporate and Governmental customers’ deposits that make sizeable deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	June 30	December 31,
	2011	2010

NOW and money market accounts	$93,379	$96,412
Savings accounts	31,569	31,841
Time deposits of $100,000 or more	108,576	94,572
Other time deposits	54,129	56,236
	$287,653	$279,061

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings and FHLB advances.

The Bank had outstanding advances from the FHLB of $319,000 at June 30, 2011 and $328,000 at December 31, 2010. These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of June 30, 2011 and December 31, 2010, total loans pledged as collateral was $37,970,000 and $43,477,000, respectively.

Maturity	Callable	Type	June 30, 2011		December 31, 2010
			(in thousands)

August 2026		(1)	—	319	—	328

Total Principal Outstanding				$319		$328

Weighted Average Rate at Period End			—%		—%

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At June 30, 2011, the Company had a $78.6 million line of credit facility at the FHLB of which $20.3 million was committed consisting of an advance of $319,000 and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $18.6 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended June 30, 2011, net interest income increased by $119,000 to $3,733,000 compared to $3,614,000 reported for the same period last year.  This increase is due to the Company’s low cost of funds which were approximately 0.49% at June 30, 2011 compared to 0.77% for the same period last year.  Total interest expense for the period decreased by $263,000 or 39% compared to the same three month period in 2010.  Total interest income declined by $144,000 compared to the same three month period in 2010 primarily due to a $98,000 decrease in interest income on loans and a $46,000 decrease in investment interest income.  Despite the quarter over quarter improvements in the net interest margin, the Company continues to experience lower loan volume as well as lower loan and investment yields as the economic environment remains sluggish.

For the six month period ended June 30, 2011, net interest income decreased by $112,000 or 2% to $7,305,000 compared to $7,417,000 reported for the same period last year.  Total interest income declined by $638,000 to $8,151,000 compared to the same six month period in 2010 primarily due to a $519,000 decrease in interest income on loans.  The decline in interest income on loans is caused by continued weakness in loan demand and lower loan yields. Similarly, interest income on investment securities declined by $119,000 due to lower yields earned on investment securities compared to the second quarter of 2010.  Total interest expense for the period decreased by $526,000 or 38% compared to the same six month period in 2010.  Interest expense on interest-bearing deposits decreased by $509,000 or 38%, as the Company continues to lower its funding cost and improved its deposit mix.  Also, interest expense on other borrowings decreased by $17,000 or 100% as the Company had no outstanding interest bearing advances from the FHLB during the second quarter of 2011.  At June 30, 2011, the Company maintained a net interest margin of 4.26%, an increase of 0.09% compared to 4.17% reported in the first quarter of the year and at June 30, 2010.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the second quarter, the Company’s provision for loan losses increased by $256,000 to $731,000 compared to the first quarter of 2011.  This increase was driven by several commercial real estate properties placed on nonaccrual status during the second quarter.  Compared to the same three month period last year, the second quarter 2011 provision for loan losses represents a decrease of $129,000.  For the first six months of 2011, the Company recognized a provision for loan losses of $1,206,000, a $284,000 or 19% decrease, compared to $1,490,000 for the same period in 2010.  The allowance for loan losses was $2,687,000 at June 30, 2011 compared to $4,188,000 at December 31, 2010.  At June 30, 2011, the allowance for loan losses was 24% of nonperforming loans compared to 32% at December 31, 2010.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At June 30, 2011, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,171,000 for the three month period ended June 30, 2011, a nominal decrease of $47,000 or 3% compared with the same period last year.  The decline in the second quarter of 2011 is primarily attributed to lower service charges on deposits which decreased by $87,000 primarily due to lower NSF and overdraft fees, partially offset by a $31,000 increase in gains on the sale of securities compared to the same period last year.

Year-to-date, noninterest income decreased by $557,000 or 19% to $2,413,000 compared to the same period last year.  This decrease is partially attributed to gains on the sale of securities which totaled $95,000 for the first six month of 2011 compared to $334,000 reported last year.  In addition, in the first six months of 2010, the Company received a $259,000 award for its participation in the U.S. Department of Treasury Bank Enterprise Award (BEA) which provides financial incentives for lending and investment activities within economically distressed communities.  As of June 30, 2011, the Company has not received a BEA and may not be awarded the BEA in 2011.  As a result, other operating income for the first six month of 2011 declined by $195,000 or 25%.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items and other losses.

Non-interest expense in the second quarter of 2011 decreased by $1,686,000, or 29%, compared to the same quarter last year as OREO related expenses and write-downs decreased by $1,441,000.  Also, the Company continues to benefit from several savings initiatives it has implemented.  For the three month period ended June 30, 2011, salaries and employee benefits decreased by $237,000.  This decrease is due to a reduction of full time employees and a change in the Company’s medical benefit plan to control cost.  Net occupancy cost, amortization of core deposits intangible and FDIC insurance expenses decreased by $26,000, $4,000 and $17,000, respectively, compared to the same period last year.  Offsetting these declines were an increase in other operating expenses of $39,000 compared to the same period last year.

For the six month period ended June 30, 2011, noninterest expense decreased by $1,676,000 or 17%. The same factors in the quarterly year-over-year comparison also contributed to the six month decrease in total noninterest expense.  Total OREO expenses decreased by $1,238,000 or 67% as appraised value of OREO properties show some stabilization.  Salaries and employee benefits, net occupancy cost and, amortization of core deposits decreased by $376,000, $66,000 and $18,000, respectively, compared to the same period last year due to the same factors stated in the quarterly year-over-year comparison.  Offsetting these decreases were a nominal increase of $22,000 in other operating expenses.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at June 30, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2011.

	Cumulative amounts as of June 30, 2011
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$34,326	$—	$—	$—	$34,326
Certificates of deposit	—	100	—	—	100
Investments	—	623	5,815	115,606	122,044
Loans	42,124	25,066	94,017	34,325	195,532
Total interest-sensitive assets	$76,450	$25,789	$99,832	$149,931	$352,002

Interest-sensitive liabilities:
Deposits (a)	$161,558	$107,965	$18,130	$—	$287,653
Other borrowings	—	—	—	319	319
Total interest-sensitive liabilities	$161,558	$107,965	$18,130	$319	$287,972

Interest-sensitivity gap	$(85,108)	$(82,176)	$81,702	$149,612	$64,030

Cumulative interest-sensitivity gap to total interest-sensitive assets	(24.18)%	(47.52)%	(24.31)%	18.19%	18.19%

(a) Savings, Now, and money market deposits totaling $124,947 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts.  Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased by $1.7 million for the six month period ended June 30, 2011. This increase is primarily due to accumulated other comprehensive income, net of taxes positively impacting the Company’s capital, increasing by $1.7 million to an unrealized gain of $1.5 million from an unrealized loss of $213,000 at December 31, 2010.  This increase is attributed to the rapid movements in the Treasury markets and swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.  Also, retained earnings increased by a net of $50,000 due to net income for the six month period of $337,000, offset by an $118,000 preferred dividend accrued to the Treasury under the TARP CDCI Program and a $169,000 dividend paid to common stockholders.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 17% and 11% at June 30, 2011 and at December 31, 2010, respectively.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 17% and 11% at June 30, 2011 and 18%, 16% and 10% at December 31, 2010, respectively. At June 30, 2011, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ‘‘well capitalized” under regulatory standards.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended June 30, 2011, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

On May 20, 2010, the Bank filed an action against its former insurance brokers and the third party administrator of the Bank’s medical insurance plan. The lawsuit alleged negligent misrepresentation, breach of fiduciary duty, fraud, and civil conspiracy against the defendants based on allegations that the defendants misrepresented the coverage provided under the Bank’s 2009 and 2010 medical insurance plan, and concealed the actual coverage to induce the Bank to continue with the same plan. The Bank sought compensatory damages in the amount of at least $268,013.15, punitive damages, and reimbursement of its attorney’s fees. One of the defendants filed a counterclaim alleging indemnification and abusive litigation and was seeking its attorney’s fees.

The parties entered into mediation and a settlement was reached on June 22, 2011. The terms of the settlement provide that Defendants pay the Bank $616,000 representing unreimbursed medical claims and attorney’s fees of which $426,000 were accrued for in the financial statements.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: August 15, 2011	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: August 15, 2011	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer