Form 10-Q/A
period 2011-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2011-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q/A

(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,018,284 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on November 8, 2011.

EXPLANATORY NOTE

Citizens Bancshares Corporation (the “Company”) is filing this Amendment No. 1 (“Amended Report”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, which was originally filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Report”), to restate the Company’s unaudited consolidated financial statements for the period ended June 30, 2011, as well as to update corresponding disclosures under the headings Management’s Discussion and Analysis of Financial Condition and in the Notes to the Consolidated Financial Statements.

The Company, as a result of a recently completed joint examination of Citizens Trust Bank, the wholly owned subsidiary of the Company (the “Bank”), by the Federal Reserve Bank and the Georgia Department of Banking and Finance, determined that the Company’s previously issued unaudited consolidated financial statements for the period ended June 30, 2011 contained in the Original Report should be restated to reflect an increase in its provision for losses on loans of approximately $747,000. Accordingly, the previously issued consolidated financial statements for such period could no longer be relied upon.

The Company hereby amends Part 1. Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect a restatement of the financial statements in connection with the following:

•                  The Company’s restated financial results for the three months ended June 30, 2011 is a net loss of $374,000 compared to net income of $119,000.  Net loss available to common shareholders for the three month period is $433,000 compared to net income available to common shareholders of $60,000. Net loss per common share - basic for the second quarter of 2011 is $0.20, compared to the originally reported income per common share - basic of $0.03.

•                  Due to the $747,000 adjustment to the financial results for the second quarter of 2011, the Company’s net loss for the six months ended June 30, 2011, is $156,000 compared to net income of $337,000.  Net loss available to common shareholders for the six month period is $274,000 compared to net income available to common shareholders of $219,000. Net loss per common share - basic for the second quarter of 2011 is $0.13, compared to the originally reported income per common share - basic of $0.10.

•                  The provision for losses on loans for the second quarter of 2011 increased from $731,000 to $1,478,000. As a result of the increased provision for loan losses, the allowance for loan losses as of June 30, 2011 increased to $3,434,000 or 1.76% of gross loans, compared to the originally reported amount of $2,687,000, or 1.37% of gross loans.

•                  Loans receivable, net declined to $192,098,000 from the previously reported level of $192,845,000 and total assets declined to $397,654,000 from the previously reported level of $398,147,000.

•                  Total stockholders’ equity at June 30, 2011 declined $493,000 to $47,072,000 from $47,565,000.

The Company has amended only certain portions of the Original Form 10-Q Report.  For convenience and ease of future reference, the Company is filing the entire Quarterly Report for the quarter ended June 30, 2011, in this Amended Report. This Amended Report also includes currently-dated certifications from the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

The Company has not modified or updated disclosures presented in the Original Report, except as required to specifically reflect the effects of the restatement in the Amended Report. Accordingly, this Amended Report does not reflect other events occurring after the Original Report, nor does it modify or update those disclosures affected by other subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Report.

PART 1.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

(In thousands, except share data)

	(Restated)
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$6,253	$4,764
Interest-bearing deposits with banks	34,326	19,033
Certificates of deposit	100	150
Investment securities available for sale, at fair value	118,740	127,355
Investment securities held to maturity, at cost	3,304	3,311
Other investments	1,689	2,058
Loans receivable, net	192,098	191,994
Premises and equipment, net	7,384	7,520
Cash surrender value of life insurance	11,063	10,848
Foreclosed real estate	10,908	9,110
Other assets	11,789	11,663

Total assets	$397,654	$387,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$57,905	$58,543
Interest-bearing deposits	287,653	279,061

Total deposits	345,558	337,604

Accrued expenses and other liabilities	4,705	4,057
Advances from Federal Home Loan Bank	319	328

Total liabilities	350,582	341,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,237,356 shares issued	2,237	2,233
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(101)	(107)
Additional paid-in capital	7,809	7,813
Retained earnings	25,522	25,965
Treasury stock at cost, 219,072 and 217,531 shares at June 30, 2011 and December 31, 2010, respectively	(1,810)	(1,805)
Accumulated other comprehensive income (loss), net of income taxes	1,484	(213)

Total stockholders’ equity	47,072	45,817

	$397,654	$387,806

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Interest income:
Loans, including fees	$3,065	$3,163	$5,992	$6,511
Investment securities:
Taxable	603	645	1,218	1,326
Tax-exempt	455	455	910	910
Interest-bearing deposits	17	21	31	42
Total interest income	4,140	4,284	8,151	8,789

Interest expense:
Deposits	407	667	846	1,355
Other borrowings	—	3	—	17
Total interest expense	407	670	846	1,372

Net interest income	3,733	3,614	7,305	7,417

Provision for loan losses	1,478	860	1,953	1,490

Net interest income after provision for loan losses	2,255	2,754	5,352	5,927

Noninterest income:
Service charges on deposits	854	941	1,717	1,846
Gain on sales of securities	32	1	95	334
Gain on sales of assets	—	—	6	—
Other operating income	285	276	595	790

Total noninterest income	1,171	1,218	2,413	2,970

Noninterest expense:
Salaries and employee benefits	1,749	1,986	3,573	3,949
Net occupancy and equipment	622	648	1,206	1,272
Amortization of core deposit intangible	118	122	236	254
FDIC insurance	192	209	390	390
Other real estate owned, net	275	1,716	605	1,843
Other operating expenses	1,271	1,232	2,468	2,446

Total noninterest expense	4,227	5,913	8,478	10,154

Income (loss) before income taxes	(801)	(1,941)	(713)	(1,257)

Income tax expense (benefit)	(427)	(837)	(557)	(778)

Net income (loss)	$(374)	$(1,104)	$(156)	$(479)
Preferred dividends accrued	59	94	118	188

Net income (loss) available to common shareholders	$(433)	$(1,198)	$(274)	$(667)

Net income (loss) per common share - basic	$(0.20)	$(0.57)	$(0.13)	$(0.32)

Net income (loss) per common share - diluted	$(0.20)	$(0.57)	$(0.13)	$(0.32)

Weighted average common outstanding shares - basic	2,120	2,103	2,119	2,103

Weighted average common outstanding shares - diluted	2,120	2,103	2,119	2,103

Dividends per common share	$0.08	$0.08	$0.08	$0.08

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (RESTATED) AND 2010

(Unaudited  — In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2009	7	$7,462	2,230	$2,230	90	$90	$(52)	$7,707	$25,834	(218)	$(1,805)	$772	$42,238

Net loss	—	—	—	—	—	—	—	—	(479)	—	—	—	(479)
Unrealized holding gains on investment securities available for sale—net of taxes of $492,134	—	—	—	—	—	—	—	—	—	—	—	955	955
Less reclassification adjustment for holding gains included in net income—net of taxes of $113,626	—	—	—	—	—	—	—	—	—	—	—	(221)	(221)

Comprehensive income													255

Stock based compensation expense	—	—	—	—	—	—	—	13	—	—	—	—	13
Nonvested restricted stock	—	—	—	—	—	—	(55)	67	—	—	—	—	12
Dividends declared - preferred	—	—	—	—	—	—	—	—	(188)	—	—	—	(188)
Dividends declared - common	—	—	—	—	—	—	—	—	(167)	—	—	—	(167)

Balance—June 30, 2010	7	$7,462	2,230	$2,230	90	$90	$(107)	$7,787	$25,000	(218)	$(1,805)	$1,506	$42,163

Balance—December 31, 2010	12	$11,841	2,233	$2,233	90	$90	$(107)	$7,813	$25,965	(218)	$(1,805)	$(213)	$45,817

Net income	—	—	—	—	—	—	—	—	(156)	—	—	—	(156)
Unrealized holding gains on investment securities available for sale—net of taxes of $906,518	—	—	—	—	—	—	—	—	—	—	—	1,760	1,760
Less reclassification adjustment for holding gains included in net income—net of taxes of $32,227	—	—	—	—	—	—	—	—	—	—	—	(63)	(63)

Comprehensive income													1,541

Issuance of common stock	—	—	4	4	—	—	—	12	—	—	—	—	16
Nonvested restricted stock	—	—	—	—	—	—	6	(16)	—	—	—	—	(10)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(5)	—	(5)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(118)	—	—	—	(118)
Dividends declared - common	—	—	—	—	—	—	—	—	(169)	—	—	—	(169)

Balance—June 30, 2011	12	$11,841	2,237	$2,237	90	$90	$(101)	$7,809	$25,522	(219)	$(1,810)	$1,484	$47,072

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited - In thousands)

	2011	2010
	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$(156)	$(479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,953	1,490
Depreciation	343	360
Amortization and accretion, net	460	523
Provision for deferred income tax benefit	(643)	(430)
Gains on sale of assets and investments, net	(101)	(338)
Stock based compensation expense	—	13
Restricted stock based compensation plan	(10)	12
Decrease in carrying value of other real estate owned	505	—
Change in other assets	(808)	176
Change in accrued expenses and other liabilities	648	241

Net cash provided by operating activities	2,191	1,568

INVESTING ACTIVITIES:
Net change in certificates of deposit	50	—
Proceeds from calls and maturities of investment securities held to maturity	6	397
Proceeds from sales and maturities of investment securities available for sale	20,077	23,835
Purchases of investment securities available for sale	(8,691)	(26,318)
Net change in loans receivable	(6,294)	3,491
Proceeds from the sale of premises and equipment	10	—
Proceeds from the sale of other real estate owned	1,975	1,685
Purchases of premises and equipment, net	(211)	(307)

Net cash provided by investing activities	6,922	2,783

FINANCING ACTIVITIES:
Net change in deposits	7,954	20,479
Net change in advances from Federal Home Loan Bank	(9)	(14,158)
Proceeds from issuance of common stock	16	—
Purchase of treasury stock	(5)	—
Dividends paid - preferred	(118)	(188)
Dividends paid - common	(169)	(167)

Net cash provided by financing activities	7,669	5,966

Net change in cash and cash equivalents	16,782	10,317

Cash and cash equivalents, beginning of period	23,797	27,070

Cash and cash equivalents at end of period	$40,579	$37,387

Supplemental disclosures of cash paid during the period for:
Interest	$916	$1,369

Income taxes	$8	$60

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$4,278	1,461

Change in unrealized gain on investment securities available for sale, net of taxes	$1,697	$734

See notes to consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

As a result of a recently completed joint examination of Citizens Trust Bank, the wholly-owned subsidiary of the Company (the “Bank”), by the Federal Reserve Bank and the Georgia Department of Banking and Finance, the Company determined that its previously issued unaudited consolidated financial statement for the period ended June 30, 2011, contained in its Quarterly report on Form 10-Q for the period ended June 30, 2011 should be restated to reflect an increase in its provision for loan losses.

In preparing these restated financial statements, subsequent events were evaluated through the time the restated financial statements were issued. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the restated financial statements or disclosed in the notes to the financial statements.

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

3. LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30,	December 31,
		2011	2010

Commercial, financial, and agricultural		$16,397	$5,968
Installment		7,146	7,564
Real estate - commercial		130,140	131,083
Real estate - residential		38,010	40,148
Real estate - construction		4,033	11,603
	Loans receivable	195,726	196,366
Less:	Net deferred loan fees	194	184
	Allowance for loan losses	3,434	4,188

	Loans receivable, net	$192,098	$191,994

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended June 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Other	Unallocated	Total

Beginning balance	$368	$2,453	$208	$290	$522	$—	$—	$3,841
Provision for loan losses	(44)	853	471	143	55	—	—	1,478
Loans charged-off	(15)	(1,253)	(204)	(368)	(84)	—	—	(1,924)
Recoveries on loans charged-off	2	1	3	—	33	—	—	39
Ending Balance	$311	$2,054	$478	$65	$526	$—	$—	$3,434

	For the Six Month Period Ended June 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Other	Unallocated	Total

Beginning balance	$365	$2,616	$376	$290	$541	$—	$—	$4,188
Provision for loan losses	(44)	1,328	471	143	55	—	—	1,953
Loans charged-off	(15)	(1,891)	(375)	(368)	(134)	—	—	(2,783)
Recoveries on loans charged-off	5	1	6	—	64	—	—	76
Ending Balance	$311	$2,054	$478	$65	$526	$—	$—	$3,434

	For the Year Ended December, 2010
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Other	Unallocated	Total

Beginning balance	$358	$2,654	$440	$290	$352	$—	$—	$4,094
Provision for loan losses	99	886	616	371	493	—	—	2,465
Loans charged-off	(100)	(935)	(697)	(371)	(419)	—	—	(2,522)
Recoveries on loans charged-off	8	11	17	—	115	—	—	151
Ending Balance	$365	$2,616	$376	$290	$541	$—	$—	$4,188

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At June 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Other	Unallocated	Total
Specific Reserves:
Impaired loans	$100	$633	$—	$—	$—	$—	$—	$733
Total specific reserves	100	633	—	—	—	—	—	733
General reserves	211	1,421	478	65	526	—	—	2,701
Total	$311	$2,054	$478	$65	$526	$—	$—	$3,434

Loans individually evaluated for impairment	$681	$14,167	$—	$1,690	$—	$—	$—	$16,538
Loans collectively evaluated for impairment	15,793	115,686	38,010	2,343	7,162	—	—	178,994
Total	$16,474	$129,853	$38,010	$4,033	$7,162	$—	$—	$195,532

	At December 31, 2010
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Other	Unallocated	Total
Specific Reserves:
Impaired loans	$257	$2,129	$—	$301	$—	$—	$—	$2,687
Total specific reserves	257	2,129	—	301	—	—	—	2,687
General reserves	108	487	376	(11)	541	—	—	1,501
Total	$365	$2,616	$376	$290	$541	$—	$—	$4,188

Loans individually evaluated for impairment	$257	$28,645	$—	$1,649	$—	$—	$—	$30,551
Loans collectively evaluated for impairment	5,777	102,166	40,148	9,954	7,586	—	—	165,631
Total	$6,034	$130,811	$40,148	$11,603	$7,586	$—	$—	$196,182

The following table presents impaired loans by class of loan (in thousands):

	At June 30, 2011
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	433	433	446	10
Unsecured	247	247	100	—	—	—	—
Commercial Real Estate:
Owner occupied	6,290	6,194	185	—	—	6,752	2
Non-owner occupied	7,949	7,949	448	—	—	8,031	653
Multi-family	120	25	—	—	—	82	24
Construction and Development:							.
Construction	—	—	—	1,584	1,341	1,366	28
Improved Land	—	—	—	709	349	636	17
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$14,606	$14,415	$733	$2,726	$2,123	$17,313	$734

	At December 31, 2010
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	257	257	257	—	—	301	18
Commercial Real Estate:
Owner occupied	4,097	4,097	509	11,903	11,780	14,456	1,419
Non-owner occupied	10,484	10,484	1,620	2,634	1,872	11,726	110
Multi-family	—	—	—	412	412	311	181
Construction and Development							.
Construction	1,649	1,649	301	—	—	1,564	95
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$16,487	$16,487	$2,687	$14,949	$14,064	$28,358	$1,823

Included in the tables above, there were 30 and 37 loans restructured or otherwise impaired totaling $7,149,000 and $9,799,000 with a valuation allowance of $131,000 and $271,000 at June 30, 2011 and December 31, 2010, respectively.

The following table is an aging analysis of our loan portfolio (in thousands):

	At June 30, 2011
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$—	$339	$2,259	$2,598	$26,113	$28,711	$—	$3,983
HELOC’s and equity	169	68	389	626	8,673	9,299	—	389
Commercial:
Secured	17	—	11	28	14,281	14,309	—	11
Unsecured	—	—	—	—	2,165	2,165	—	—
Commercial Real Estate:
Owner occupied	—	56	275	331	13,254	13,585	—	275
Non-owner occupied	427	561	3,428	4,416	102,834	107,250	—	4,694
Multi-family	—	—	—	—	9,018	9,018	—	—
Construction and Development:
Construction	—	—	1,341	1,341	667	2,008	—	1,341
Improved Land	—	—	71	71	1,477	1,548	—	71
Unimproved Land	—	—	—	—	477	477	—	—
Consumer and Other	22	12	213	247	6,915	7,162	—	215
Total	$635	$1,036	$7,987	$9,658	$185,874	$195,532	$—	$10,979

	At December 31, 2010
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$4,243	$1,325	$2,234	$7,802	$22,123	$29,925	$—	$3,135
HELOC’s and equity	260	218	788	1,266	8,957	10,223	—	788
Commercial:
Secured	—	—	15	15	3,609	3,624	—	80
Unsecured	—	—	—	—	2,410	2,410	—	—
Commercial Real Estate:
Owner occupied	179	212	62	453	16,656	17,109	—	62
Non-owner occupied	903	2,583	6,761	10,247	94,155	104,402	—	8,099
Multi-family	—	—	257	257	9,043	9,300	—	257
Construction and Development:
Construction	4,504	—	389	4,893	4,491	9,384	—	389
Improved Land	3	146	201	350	1,431	1,781	—	201
Unimproved Land	—	—	—	—	438	438	—	—
Consumer and Other	117	48	242	407	7,179	7,586	—	229
Total	$10,209	$4,532	$10,949	$25,690	$170,492	$196,182	$—	$13,240

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

The following table presents our loan portfolio by risk rating (in thousands):

	At June 30, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$28,711	$26,113	$—	$2,598	$—
HELOC’s and equity	9,299	8,011	218	1,070	—
Commercial:
Secured	14,309	14,173	—	136	—
Unsecured	2,165	1,877	—	288	—
Commercial Real Estate:
Owner occupied	13,585	12,254	—	1,331	—
Non-owner occupied	107,250	90,134	1,268	14,580	1,268
Multi-family	9,018	8,608	410	—	—
Construction and Development:
Construction	2,008	325	—	1,683	—
Improved Land	1,548	1,199	—	349	—
Unimproved Land	477	477	—	—	—
Consumer and Other	7,162	6,943	—	209	10
Total	$195,532	$170,114	$1,896	$22,244	$1,278

	At December 31, 2010
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$29,925	$26,066	$234	$3,625	$—
HELOC’s and equity	10,223	8,759	134	1,330	—
Commercial:
Secured	3,624	3,543	1	80	—
Unsecured	2,410	2,104	—	306	—
Commercial Real Estate:
Owner occupied	17,109	14,118	1,263	1,728	—
Non-owner occupied	104,402	83,495	4,024	16,883	—
Multi-family	9,300	8,758	411	131	—
Construction and Development:
Construction	9,384	4,517	—	4,867	—
Improved Land	1,781	1,220	—	561	—
Unimproved Land	438	438	—	—	—
Consumer and Other	7,586	7,297	27	262	—
Total	$196,182	$160,315	$6,094	$29,773	$—

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

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$6,253	$6,253	$4,764	$4,764
Interest-bearing deposits with banks	34,326	34,326	19,033	19,033
Cetificates of deposit	100	100	150	150
Investment securities	122,044	122,130	130,666	130,748
Other investments	1,689	1,689	2,058	2,058
Loans—net	192,098	193,862	191,994	192,893
Cash surrender value of life insurance	11,063	11,063	10,848	10,848

Financial liabilities:
Deposits	345,558	334,914	337,604	325,744
Advances from Federal Home Loan Bank	319	319	328	328

	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$23,145	$—	$20,072	$—
Commercial letters of credit	2,389	—	2,499	—

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

7.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes: (1) reported net income (loss) and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Income (loss)	$(374)	$(1,104)	$(156)	$(479)

Other comprehensive income	1,056	852	1,697	734

Comprehensive income (loss)	$682	$(252)	$1,541	$255

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

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2011

Basic earnings (loss) per share available to common stockholders	$(433)	2,120	$(0.20)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(433)	2,120	$(0.20)

Three Months ended June 30, 2010

Basic earnings (loss) per share available to common stockholders	$(1,198)	2,103	$(0.57)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(1,198)	2,103	$(0.57)

Six Months ended June 30, 2011

Basic earnings (loss) per share available to common stockholders	$(274)	2,119	$(0.13)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(274)	2,119	$(0.13)

Six Months ended June 30, 2010

Basic earnings (loss) per share available to common stockholders	$(667)	2,103	$(0.32)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$(667)	2,103	$(0.32)

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

FINANCIAL CONDITION

At June 30, 2011, the Company had total assets of $397,654,000 compared to $387,806,000 at December 31, 2010.  Total assets consisted primarily of $122,044,000 in investments securities and $192,098,000 in net loans representing 31% and 48% of total assets, respectively.  Investment securities and net loans represented 34% and 50% of total assets at December 31, 2010.

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

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets.  Net loans receivable increased by $3,809,000 for the three month period in the second quarter of 2011.  The Company, in its efforts to increase loan volume, is participating in a leasing arrangement with a Fortune 500 company and joined a cooperative of small and mid-sized banks working together to locate and direct commercial loans for independent underwriting, evaluation and approval by member banks.  Although the Company has experienced some improvement in its lending volume, we expect loan demand to continue to be weak due to the ongoing challenging economic conditions and high unemployment.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

		June 30,	December 31,
		2011	2010

Commercial, financial, and agricultural		$16,397	$5,968
Installment		7,146	7,564
Real estate - commercial		130,140	131,083
Real estate - residential		38,010	40,148
Real estate - construction		4,033	11,603
	Loans receivable	195,726	196,366
Less:	Net deferred loan fees	194	184
	Allowance for loan losses	3,434	4,188

	Loans receivable, net	$192,098	$191,994

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate commercial loans.  At June 30, 2011 and December 31, 2010, real estate commercial loans, which represent commercial and industrial real estate and other loans secured by multi-family properties, totaled $130 million and $131 million, respectively, and represented 67% of loans, net of unearned income for the periods reported.

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
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$1,975	$2,757
Other nonaccrual loans	9,004	10,483
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	10,979	13,240

Real estate acquired through foreclosure	10,908	9,110
Total nonperforming assets	$21,887	$22,350

Ratios:
Nonperforming loans to loans, net of unearned income	5.61%	6.75%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	10.60%	10.89%

Nonperforming assets to total assets	5.50%	5.76%

Allowance for loan losses to nonperforming loans	31.28%	31.63%

Allowance for loan losses to nonperforming assets	15.69%	18.74%

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

The Company maintains an allowance for estimated loan losses that it believes is adequate for absorbing any probable losses in the loan portfolio.  As an integral part of their supervisory function, federal banking regulators periodically review the allowance for estimated loan losses and may require the Company to increase the allowance for estimated loan losses.  Based on a recent review by the Company’s federal regulators, the FRB determined that the Company’s allowance for estimated loan losses was not adequate, resulting in a net addition of $747,000 to be recorded to the loan loss provision.  As a result, the second quarter of 2011 provision for loan losses charged against operating earnings increased by $618,000 to $1,478,000 compared to $860,000 for the same three month period last year.  For the first six months of 2011, a provision for loan losses of $1,953,000 was charged against operating earnings compared to $1,490,000 for the same period last year.  Approximately $733,000 of the allowance for loan losses was allocated to loans management considered impaired at June 30, 2011.

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

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month periods ended June 30, 2011 and 2010 (amount in thousands, except financial ratios):

	2011	2010

Loans, net of unearned income	$195,532	$198,376

Average loans, net of unearned income and the allowance for loan losses	$190,807	$197,742

Allowance for loan losses at the beginning of period	$4,188	$4,094

Loans charged-off:
Commercial, financial, and agricultural	15	100
Real estate - loans	2,634	516
Installment loans to individuals	134	465
Total loans charged-off	2,783	1,081

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	5	6
Real estate - loans	7	8
Installment loans to individuals	64	71
Total loans recovered	76	85

Net loans charged-off	2,707	996

Additions to allowance for loan losses charged to operating expense	1,953	1,490

Allowance for loan losses at period end	$3,434	$4,588

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	1.42%	0.50%

Ratio of allowance for loan losses to loans, net of unearned income	1.76%	2.31%

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loans problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	June 30, 2011		December 31, 2010
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$311	8%	$365	3%
Installment	526	4%	541	4%
Real estate - commercial	2,054	67%	2,616	67%
Real estate - residential	478	19%	376	20%
Real estate - construction	65	2%	290	6%

Total allowance for loan losses	$3,434	100%	$4,188	100%

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

Provision for loan losses

In the second quarter, the Company’s provision for loan losses increased by $1,003,000 to $1,478,000 compared to the first quarter of 2011.  This increase was driven by several commercial real estate properties placed on nonaccrual status during the second quarter and an additional provision of $747,000 required by a joint examination of Citizens Trust Bank, the wholly owned subsidiary of the Company (the “Bank”), by the Federal Reserve Bank and the Georgia Department of Banking and Finance.  Compared to the same three month period last year, the second quarter 2011 provision for loan losses represents an increase of $618,000.  For the first six months of 2011, the Company recognized a provision for loan losses of $1,953,000, a $463,000 or 31% increase, compared to $1,490,000 for the same period in 2010.  The allowance for loan losses was $3,434,000 at June 30, 2011 compared to $4,188,000 at December 31, 2010.  At June 30, 2011, the allowance for loan losses was 31% of nonperforming loans compared to 32% at December 31, 2010.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At June 30, 2011, the Company considered its allowance for loan losses to be adequate.

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

CAPITAL RESOURCES

Stockholders’ equity increased by $1.3 million for the six month period ended June 30, 2011. This increase is primarily due to accumulated other comprehensive income, net of taxes positively impacting the Company’s capital, increasing by $1.7 million to an unrealized gain of $1.5 million from an unrealized loss of $213,000 at December 31, 2010.  This increase is attributed to the rapid movements in the Treasury markets and swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.  Retained earnings decreased by a net of $443,000 due to a net loss for the six month period of $156,000, an $118,000 preferred dividend accrued to the Treasury under the TARP CDCI Program and a $169,000 dividend paid to common stockholders.

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

Reevaluation

In connection with the revision to the financial statements as described in this Amended Report, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the management of the Company has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

The changes to the Bank’s call report and the Company’s Form 10-Q for the period ended June 30, 2011 were related to the Federal Reserve Bank’s and the Georgia Department of Banking and Finance’s view on the adequacy of the Bank’s allowance for loan losses.  Their determination of probable loss rates and other factors differed from the Bank’s interpretation for specific loan pools.  The Bank’s loan pools, loss rates and other relevant factors were more comprehensively defined than those used by the Bank’s regulators which were based on call report classifications.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Amended Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 8, 2011	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date: November 8, 2011	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date: November 8, 2011	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer