Form 10-Q
period 2011-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2011-11-14
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART 1.                FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(In thousands, except share data)

	2011	2010
	(Unaudited)

ASSETS

Cash and due from banks	$4,559	$4,764
Interest-bearing deposits with banks	19,838	19,033
Certificates of deposit	100	150
Investment securities available for sale, at fair value	123,038	127,355
Investment securities held to maturity, at cost	3,301	3,311
Other investments	1,508	2,058
Loans receivable, net	192,803	191,994
Premises and equipment, net	7,305	7,520
Cash surrender value of life insurance	11,142	10,848
Foreclosed real estate	11,253	9,110
Other assets	10,640	11,663

Total assets	$385,487	$387,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$57,305	$58,543
Interest-bearing deposits	275,204	279,061

Total deposits	332,509	337,604

Accrued expenses and other liabilities	5,005	4,057
Advances from Federal Home Loan Bank	314	328

Total liabilities	337,828	341,989

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,237,356 and 2,233,278 shares issued at September 30, 2011 and December 31, 2010, respectively	2,237	2,233
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(91)	(107)
Additional paid-in capital	7,809	7,813
Retained earnings	25,555	25,965
Treasury stock at cost, 219,072 and 217,531 shares at September 30, 2011 and December 31, 2010, respectively	(1,810)	(1,805)
Accumulated other comprehensive income (loss), net of income taxes	2,028	(213)

Total stockholders’ equity	47,659	45,817

	$385,487	$387,806

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$2,989	$3,490	$8,982	$10,001
Investment securities:
Taxable	591	616	1,809	1,942
Tax-exempt	437	451	1,347	1,361
Interest-bearing deposits	18	25	48	67
Total interest income	4,035	4,582	12,186	13,371

Interest expense:
Deposits	365	601	1,211	1,956
Other borrowings	—	—	—	16
Total interest expense	365	601	1,211	1,972

Net interest income	3,670	3,981	10,975	11,399

Provision for loan losses	780	450	2,732	1,940

Net interest income after provision for loan losses	2,890	3,531	8,243	9,459

Noninterest income:
Service charges on deposits	885	974	2,603	2,820
Gain on sales of securities	141	211	236	546
Gain (loss) on sales of assets	—	(9)	6	(5)
Other operating income	385	294	979	1,083

Total noninterest income	1,411	1,470	3,824	4,444

Noninterest expense:
Salaries and employee benefits	1,709	1,928	5,283	5,877
Net occupancy and equipment	656	680	1,862	1,952
Amortization of core deposit intangible	118	118	354	372
FDIC insurance	129	200	519	590
Other real estate owned, net	668	163	1,273	2,010
Other operating expenses	1,107	1,289	3,575	3,735

Total noninterest expense	4,387	4,378	12,866	14,536

Income (loss) before income taxes	(86)	623	(799)	(633)

Income tax expense (benefit)	(178)	38	(735)	(739)

Net income (loss)	$92	$585	$(64)	$106
Preferred dividends accrued	59	67	177	254

Net income (loss) available to common shareholders	$33	$518	$(241)	$(148)

Net income (loss) per common share - basic	$0.02	$0.25	$(0.11)	$(0.07)

Net income (loss) per common share - diluted	$0.02	$0.24	$(0.11)	$(0.07)

Weighted average common outstanding shares - basic	2,122	2,105	2,120	2,103

Weighted average common outstanding shares - diluted	2,122	2,126	2,120	2,103

Dividends per common share	$0.00	$0.00	$0.08	$0.08

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited  — In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2009	7	$7,462	2,230	$2,230	90	$90	$(52)	$7,707	$25,834	(218)	$(1,805)	$772	$42,238

Net income	—	—	—	—	—	—	—	—	106	—	—	—	106
Unrealized holding gains on investment securities available for sale—net of taxes of $946,932	—	—	—	—	—	—	—	—	—	—	—	1,837	1,837
Less reclassification adjustment for holding gains included in net income—net of taxes of $185,552	—	—	—	—	—	—	—	—	—	—	—	(360)	(360)

Comprehensive income													1,583

Issuance of preferred stock	4	4,379	—	—	—	—	—	—	—	—	—	—	4,379
Issuance of common stock	—	—	3	3	—	—	—	—	—	—	—	—	3
Stock based compensation expense	—	—	—	—	—	—	—	27	—	—	—	—	27
Nonvested restricted stock	—	—	—	—	—	—	(55)	65	—	—	—	—	10
Dividends declared - preferred	—	—	—	—	—	—	—	—	(279)	—	—	—	(279)
Dividends declared - common	—	—	—	—	—	—	—	—	(167)	—	—	—	(167)

Balance—September 30, 2010	11	$11,841	2,233	$2,233	90	$90	$(107)	$7,799	$25,494	(218)	$(1,805)	$2,249	$47,794

Balance—December 31, 2010	12	$11,841	2,233	$2,233	90	$90	$(107)	$7,813	$25,965	(218)	$(1,805)	$(213)	$45,817

Net loss	—	—	—	—	—	—	—	—	(64)	—	—	—	(64)
Unrealized holding gains on investment securities available for sale—net of taxes of $1,234,611	—	—	—	—	—	—	—	—	—	—	—	2,397	2,397
Less reclassification adjustment for holding gains included in net income—net of taxes of $80,158	—	—	—	—	—	—	—	—	—	—	—	(156)	(156)

Comprehensive income													2,177

Issuance of common stock	—	—	4	4	—	—	—	12	—	—	—	—	16
Nonvested restricted stock	—	—	—	—	—	—	16	(16)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(5)	—	(5)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(177)	—	—	—	(177)
Dividends declared - common	—	—	—	—	—	—	—	—	(169)	—	—	—	(169)

Balance—September 30, 2011	12	$11,841	2,237	$2,237	90	$90	$(91)	$7,809	$25,555	(219)	$(1,810)	$2,028	$47,659

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(In thousands)

	2011	2010
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(64)	$106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,732	1,940
Depreciation	521	556
Amortization and accretion, net	605	751
Provision for deferred income tax benefit	(923)	(839)
Gains on sale of assets and investments, net	(242)	(541)
Net loss on sale of other real estate owned	122	—
Stock based compensation expense	—	27
Restricted stock based compensation plan	—	13
Decrease in carrying value of other real estate owned	970	1,766
Change in other assets	145	(1,346)
Change in accrued expenses and other liabilities	947	777

Net cash provided by operating activities	4,813	3,210

INVESTING ACTIVITIES:
Net change in certificates of deposit	50	—
Proceeds from calls and maturities of investment securities held to maturity	9	928
Proceeds from sales and maturities of investment securities available for sale	27,201	39,532
Purchases of investment securities available for sale	(19,092)	(48,159)
Net change in loans receivable	(8,824)	1,382
Proceeds from the sale of premises and equipment	10	—
Proceeds from the sale of other real estate owned	2,186	1,956
Purchases of premises and equipment, net	(310)	(378)

Net cash provided by (used in) investing activities	1,230	(4,739)

FINANCING ACTIVITIES:
Net change in deposits	(5,095)	16,824
Net change in advances from Federal Home Loan Bank	(13)	(14,163)
Proceeds from issuance of preferred stock	—	4,379
Proceeds from issuance of common stock	16	3
Purchase of treasury stock	(5)	—
Dividends paid - preferred	(177)	(279)
Dividends paid - common	(169)	(167)

Net cash provided by (used in) financing activities	(5,443)	6,597

Net change in cash and cash equivalents	600	5,068

Cash and cash equivalents, beginning of period	23,797	27,070

Cash and cash equivalents at end of period	$24,397	$32,138

Supplemental disclosures of cash paid during the period for:
Interest	$1,299	$2,025

Income taxes	$8	$60

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$5,421	3,019

Change in unrealized gain on investment securities available for sale, net of taxes	$2,241	$1,478

Exchange of Preferred Stock, Series A for Preferred Stock Series B with the U. S. Treasury	$—	$7,462

See notes to condensed consolidated financial statements.

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2011 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loans Receivable and Allowance for Loan Losses—Loans are reported at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is recognized on a level yield basis. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level yield method. Premiums and discounts on loans purchased are amortized and accreted using the level yield method over the estimated remaining life of the loan purchased.  The accretion and amortization of loan fees, origination costs, and premiums and discounts are presented as a component of loan interest income on the Consolidated Statements of Income (Loss).

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

See notes to consolidated financial statement for the Disclosures related to TDRs under ASU 2010-20.

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

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments will be effective for the Company on January 1, 2012.

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

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$43,355	$2,435	$6	$45,784
Mortgage-backed securities	66,941	1,468	435	67,974
Corporate securities	9,669	—	389	9,280

Totals	$119,965	$3,903	$830	$123,038

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$46,807	$439	$1,342	$45,904
Mortgage-backed securities	72,343	1,257	631	72,969
Corporate securities	8,528	30	76	8,482

Totals	$127,678	$1,726	$2,049	$127,355

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,293	$86	$—	$3,379
Mortgage-backed securities	8	—	—	8

Totals	$3,301	$86	$—	$3,387

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,294	$86	$5	$3,375
Mortgage-backed securities	17	1	—	18

Totals	$3,311	$87	$5	$3,393

The amortized costs and fair values of investment securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$750	$751	$8	$8
Due after one year through five years	4,447	4,361	1,131	1,148
Due after five years through ten years	28,907	29,357	2,162	2,231
Due after ten years	85,861	88,569	—	—

	$119,965	$123,038	$3,301	$3,387

Securities with carrying values of $80,645,000 and $70,239,000 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, FHLB advances and a $19 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Gross realized gains on securities were $360,000 and $546,000 for the nine months ended September 30, 2011 and 2010, respectively. For the three month period ended September 30, 2011 and 2010, gross realized gains on securities were $141,000 and $211,000, respectively.  Gross realized losses on securities were $124,000 for the nine months period ended September 30, 2011. There were no gross realized losses on securities for the three months period ended September 30, 2011. Also, there were no gross realized losses on securities for the three and nine month periods ended September 30, 2010.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies, or its corporations, general obligation and revenue municipals and corporate securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At September 30, 2011

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$10,612	$(172)	$2,686	$(263)	$13,298	$(435)

Municipal securities	—	—	690	(6)	690	(6)

Corporate	7,343	(326)	1,937	(63)	9,280	(389)

Total	$17,955	$(498)	$5,313	$(332)	$23,268	$(830)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2011.

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

The Company’s available for sale portfolio had six investment securities at September 30, 2011 and seven investment securities at December 31, 2010 that were in an unrealized loss position for longer than twelve months.  At September 30, 2011, one of the investment securities in an unrealized loss position for more than 12 months was a private label collateralized mortgage obligation (CMO) security.  At December 31, 2010 there were four private label collateralized mortgage obligation (CMO) securities in an unrealized loss position for more than 12 months.  The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

Commercial, financial, and agricultural	$18,200	$5,968
Installment	7,199	7,564
Real estate - commercial	130,611	131,083
Real estate - residential	37,574	40,148
Real estate - construction	3,074	11,603
Loans receivable	196,658	196,366
Less: Net deferred loan fees	270	184
Allowance for loan losses	3,585	4,188

Loans receivable, net	$192,803	$191,994

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended September 30, 2011
			Single-	Construction
		Commercial	family	&
	Commercial	Real Estate	Residential	Development	Consumer	Total

Beginning balance	$311	$2,054	$478	$65	$526	$3,434
Provision for loan losses	25	368	71	187	129	780
Loans charged-off	(25)	(369)	(130)	(69)	(69)	(662)
Recoveries on loans charged-off	2	5	5	—	21	33
Ending Balance	$313	$2,058	$424	$183	$607	$3,585

	For the Nine Month Period Ended September 30, 2011
			Single-	Construction
		Commercial	family	&
	Commercial	Real Estate	Residential	Development	Consumer	Total

Beginning balance	$365	$2,616	$376	$290	$541	$4,188
Provision for loan losses	(19)	1,696	549	330	176	2,732
Loans charged-off	(40)	(2,261)	(513)	(437)	(193)	(3,444)
Recoveries on loans charged-off	7	7	12	—	83	109
Ending Balance	$313	$2,058	$424	$183	$607	$3,585

	For the Year Ended December, 2010
			Single-	Construction
		Commercial	family	&
	Commercial	Real Estate	Residential	Development	Consumer	Total

Beginning balance	$358	$2,654	$440	$290	$352	$4,094
Provision for loan losses	99	886	616	371	493	2,465
Loans charged-off	(100)	(935)	(697)	(371)	(419)	(2,522)
Recoveries on loans charged-off	8	11	17	—	115	151
Ending Balance	$365	$2,616	$376	$290	$541	$4,188

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At September 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$123	$603	$—	$—	$—	$726
Total specific reserves	123	603	—	—	—	726
General reserves	190	1,455	424	183	607	2,859
Total	$313	$2,058	$424	$183	$607	$3,585

Loans individually evaluated for impairment	$245	$15,108	$—	$643	$—	$15,996
Loans collectively evaluated for impairment	17,857	115,108	37,574	2,431	7,422	180,392
Total	$18,102	$130,216	$37,574	$3,074	$7,422	$196,388

	At December 31, 2010
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$257	$2,129	$—	$301	$—	$2,687
Total specific reserves	257	2,129	—	301	—	2,687
General reserves	108	487	376	(11)	541	1,501
Total	$365	$2,616	$376	$290	$541	$4,188

Loans individually evaluated for impairment	$257	$28,645	$—	$1,649	$—	$30,551
Loans collectively evaluated for impairment	5,777	102,166	40,148	9,954	7,586	165,631
Total	$6,034	$130,811	$40,148	$11,603	$7,586	$196,182

The following table presents impaired loans by class of loan (in thousands):

	At September 30, 2011
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$29
HELOC’s and equity	354	354	15	192	97	555	10
Commercial
Secured	—	—	—	—	—	—	14
Unsecured	245	245	123	—	—	253	—
Commercial Real Estate:
Owner occupied	634	634	31	1,085	1,085	1,769	4
Non-owner occupied	4,749	4,749	199	8,464	7,446	12,992	695
Multi-family	406	406	22	—	—	410	32
Construction and Development:
Construction	607	336	336	487	299	1,210	35
Improved Land	—	—	—	710	345	1,482	12
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	6
Total	$6,995	$6,724	$726	$10,938	$9,272	$18,671	$837

	At December 31, 2010
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	257	257	257	—	—	301	18
Commercial Real Estate:
Owner occupied	4,097	4,097	509	11,903	11,781	14,456	1,419
Non-owner occupied	10,484	10,484	1,620	2,634	1,872	11,726	110
Multi-family	—	—	—	412	412	311	181
Construction and Development
Construction	1,649	1,649	301	—	—	1,564	95
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$16,487	$16,487	$2,687	$14,949	$14,065	$28,358	$1,823

Included in the tables above, there were 31 and 37 loans restructured totaling $7,835,000 and $9,799,000 with a valuation allowance of $40,000 and $271,000 at September 30, 2011 and December 31, 2010, respectively. Total impaired loans decreased by $14,556,000 to $15,996,000 at September 30, 2011 compared to $30,552,000 at December 31, 2011. This decline was due to the improved cashflow performance of approximately $7,004,000 in commercial real estate loans and, as a result, the loans were no longer considered impaired. The remaining decrease was due to foreclosures, write-down and principal paydowns.

The following table is an aging analysis of our loan portfolio (in thousands):

	At September 30, 2011
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total Past		Loans	and
	Due	Due	Due	Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$—	$543	$2,714	$3,257	$24,914	$28,171	$—	$4,191
HELOC’s and equity	75	83	366	524	8,879	9,403	—	366
Commercial:
Secured	115	—	7	122	15,807	15,929	—	7
Unsecured	—	245	—	245	1,928	2,173	—	245
Commercial Real Estate:
Owner occupied	1	—	274	275	15,646	15,921	—	458
Non-owner occupied	2,073	412	3,670	6,155	99,194	105,349	—	5,629
Multi-family	—	—	—	—	8,946	8,946	—	—
Construction and Development:
Construction	—	—	—	—	1,079	1,079	—	—
Improved Land	973	—	67	1,040	495	1,535	—	67
Unimproved Land	124	—	—	124	336	460	—	—
Consumer and Other	17	—	154	171	7,251	7,422	—	154
Total	$3,378	$1,283	$7,252	$11,913	$184,475	$196,388	$—	$11,117

	At December 31, 2010
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total Past		Loans	and
	Due	Due	Due	Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$4,243	$1,325	$2,234	$7,802	$22,123	$29,925	$—	$3,135
HELOC’s and equity	260	218	788	1,266	8,957	10,223	—	788
Commercial:
Secured	—	—	—	—	3,609	3,624	—	80
Unsecured	—	—	15	15	2,410	2,410	—	—
Commercial Real Estate:
Owner occupied	179	212	62	453	16,656	17,109	—	62
Non-owner occupied	903	2,583	6,761	10,247	94,155	104,402	—	8,099
Multi-family	—	—	257	257	9,043	9,300	—	257
Construction and Development:
Construction	4,504	—	389	4,893	4,491	9,384	—	389
Improved Land	3	146	201	350	1,431	1,781	—	201
Unimproved Land	—	—	—	—	438	438	—	—
Consumer and Other	117	48	242	407	7,179	7,586	—	229
Total	$10,209	$4,532	$10,949	$25,690	$170,492	$196,182	$—	$13,240

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

Real estate residential— Real estate residential loans are to individuals and are secured by 1-4 family residential property.  Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Such a decline in values has led to unprecedented levels of foreclosures and losses during 2008-2011 within the banking industry.

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

The following table presents our loan portfolio by risk rating (in thousands):

	At September 30, 2011
			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Residential:
First mortgages	$28,171	$24,872	$—	$3,299	$—
HELOC's and equity	9,403	8,341	152	910	—
Commercial:
Secured	15,929	15,822	—	107	—
Unsecured	2,173	1,869	—	304	—
Commercial Real Estate:
Owner occupied	15,921	14,011	—	1,910	—
Non-owner occupied	105,349	89,723	232	15,394	—
Multi-family	8,946	8,540	—	406	—
Construction and Development:
Construction	1,079	780	—	299	—
Improved Land	1,535	1,190	—	345	—
Unimproved Land	460	460	—	—	—
Consumer and Other	7,422	7,255	—	167	—
Total	$196,388	$172,863	$384	$23,141	$—

	At December 31, 2010
			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Residential:
First mortgages	$29,925	$26,066	$234	$3,625	$—
HELOC's and equity	10,223	8,759	134	1,330	—
Commercial:
Secured	3,624	3,543	1	80	—
Unsecured	2,410	2,104	—	306	—
Commercial Real Estate:
Owner occupied	17,109	14,118	1,263	1,728	—
Non-owner occupied	104,402	83,495	4,024	16,883	—
Multi-family	9,300	8,758	411	131	—
Construction and Development:
Construction	9,384	4,517	—	4,867	—
Improved Land	1,781	1,220	—	561	—
Unimproved Land	438	438	—	—	—
Consumer and Other	7,586	7,297	27	262	—
Total	$196,182	$160,315	$6,094	$29,773	$—

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance.  The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $901,000, and there were no allowance associated with those loans, on the basis of a current evaluation of loss, due to sufficient collateral value.

	For Nine Months Period Ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings

Residential:
HELOC’s and equity	3	$114	$116
Commercial Real Estate:
Owner occupied	2	382	386
Non-owner occupied	1	958	713
Total	6	$1,454	$1,215

	For Three Months Period Ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings

Residential:
HELOC’s and equity	1	$7	$8
Commercial Real Estate:
Owner occupied	1	184	187
Non-owner occupied	1	958	713
Total	3	$1,149	$908

During the nine months ended September 30, 2011, the Company modified 6 loans that were considered to be troubled debt restructurings.  We extended the terms on one loan, decreased the interest rate on one loan and extended the terms and decreased the interest rate on four loans.

	For Nine Months Period Ended September 30, 2011
	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted During the Period:
Residential:
Residential mortgages	1	$126
HELOC’s and equity	1	231
Total	2	$357

	For Three Months Period Ended September 30, 2011
	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted During the Period:
Residential:
Residential mortgages	1	$126
Total	1	$126

During the nine months ended September 30, 2011, two loans that had previously been restructured, were in default, one of which went into default in the third quarter.  In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  There were no financial liabilities measured at fair value for the periods being reported (in thousands).

	Fair Value Measurements at September 30, 2011
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,784	$—	$45,784	$—
Mortgage-backed securities	67,974	—	67,974	—
Corporate securities	9,280	—	9,280	—
	123,038		123,038

Nonrecurring Basis:
Assets
Impaired loans	$15,270	$—	$15,270	$—
Other real estate owned	11,253	—	11,253	—

	Fair Value Measurements at December 31, 2010
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,904	$—	$45,904	$—
Mortgage-backed securities	72,969	—	72,969	—
Corporate securities	8,482	—	8,482	—
	127,355		127,355

Nonrecurring Basis:
Assets
Impaired loans	$27,864	$—	$27,864	$—
Other real estate owned	9,110	—	9,110	—

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

The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$4,559	$4,559	$4,764	$4,764
Interest-bearing deposits with banks	19,838	19,838	19,033	19,033
Cetificates of deposit	100	100	150	150
Investment securities	126,339	126,425	130,666	130,748
Other investments	1,508	1,508	2,058	2,058
Loans—net	192,803	193,209	191,994	192,893
Cash surrender value of life insurance	11,142	11,142	10,848	10,848

Financial liabilities:
Deposits	332,509	325,329	337,604	325,744
Advances from Federal Home Loan Bank	314	314	328	328

	Notional amount	Estimated fair value	Notional amount	Estimated fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$20,070	$—	$20,072	$—
Commercial letters of credit	2,364	—	2,499	—

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

	September 30,	December 31,
	2011	2010

Balance—beginning of period	$9,110	$10,837
Additions	5,421	3,340
Sales	(2,308)	(3,089)
Write downs	(970)	(1,978)

Balance—end of period	$11,253	$9,110

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

The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$1,180	$3,676	$1,199

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	2011	2010	2011	2010
Aggregate amortization expense of core deposit intangibles:	$118	$118	$354	$372

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2011	$472
2012	$472
2013	$472
2014	$472
2015 and thereafter	$471

7.  COMPREHENSIVE INCOME

Comprehensive income (loss) includes: (1) reported net income (loss) and (2) unrealized gains and losses on marketable securities.  The following table shows our comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Income (loss)	$92	$585	$(64)	$106

Other comprehensive income	544	743	2,241	1,477

Comprehensive income	$636	$1,328	$2,177	$1,583

8.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per share available to common and potential common stockholders for the three and nine month periods ended September 30, 2011 and 2010 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2011

Basic earnings per share available to common stockholders	$33	2,122	$0.02
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$33	2,122	$0.02

Three Months ended September 30, 2010

Basic earnings per share available to common stockholders	$518	2,105	$0.25
Nonvested restricted stock grant	—	21	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$518	2,126	$0.24

Nine Months ended September 30, 2011

Basic loss per share available to common stockholders	$(241)	2,120	$(0.11)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(241)	2,120	$(0.11)

Nine Months ended September 30, 2010

Basic loss per share available to common stockholders	$(148)	2,103	$(0.07)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(148)	2,103	$(0.07)

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

The following discussion is of the Company’s financial condition as of September 30, 2011 and December 31, 2010, and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2011 and 2010.

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

FINANCIAL CONDITION

At September 30, 2011, the Company had total assets of $385,487,000 compared to $387,806,000 at December 31, 2010.  Total assets consisted primarily of $126,339,000 in investments securities and $192,803,000 in net loans representing 33% and 50% of total assets, respectively.  Investment securities and net loans represented 34% and 50% of total assets at December 31, 2010.

Interest-bearing deposits with banks increased by $805,000 to $19,838,000 for the nine month period ended September 30, 2011 compared to December 31, 2010.  Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB).  These funds fluctuate daily and are used to manage the Company’s liquidity position.  The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets.  Net loans receivable increased by only a nominal amount for the year after paydowns, payoffs and charge-offs, increasing by $809,000.  The Company, in its efforts to increase loan volume, is participating in a leasing arrangement with a Fortune 500 company and joined a cooperative of small and mid-sized banks working together to locate and direct commercial loans for independent underwriting, evaluation and approval by member banks.  The Company expects loan demand to continue to be weak due to the ongoing challenging economic conditions and high unemployment.

At September 30, 2011, other real estate owned increased by $2,143,000 to $11,253,000 compared to the year-end of 2010. The increase is primarily due to the addition of properties totaling $5,421,000 during the nine month period, partially offset by sales of $2,308,000 and write-downs totaling $970,000.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $294,000 to $11,143,000 at September 30, 2011.  The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at September 30, 2011 totaled $337,828,000 and consisted primarily of $332,509,000 in deposits, representing a decrease of $5,095,000 compared to total deposits of $337,604,000 at December 31, 2010.  FHLB advances totaled $314,000 compared to $328,000 at December 31, 2010.

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

At September 30, 2011 and December 31, 2010, the investment securities portfolio represented approximately 33% and 34%, respectively, of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

Commercial, financial, and agricultural	$18,200	$5,968
Installment	7,199	7,564
Real estate - commercial	130,611	131,083
Real estate - residential	37,574	40,148
Real estate - construction	3,074	11,603
Other	—	—
Loans receivable	196,658	196,366
Less: Net deferred loan fees	270	184
Allowance for loan losses	3,585	4,188

Loans receivable, net	$192,803	$191,994

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate commercial loans.  At September 30, 2011 and December 31, 2010, real estate commercial loans, which represent commercial and industrial real estate and other loans secured by multi-family properties, totaled $131 million, respectively, and represented 67% of loans, net of unearned income for the periods reported.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches, which are generally secured by real estate, were approximately $44 million at September 30, 2011 and December 31, 2010, respectively.

•                  The Company’s loans to area convenience stores were approximately $12 million at September 30,

2011 and December 31, 2010, respectively.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels, which are generally secured by real estate, were approximately $29 million and $21 million at September 30, 2011 and December 31, 2010, respectively.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets.  Nonperforming loans generally include loans and leases, whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties that are past due with respect to principal or interest more than 90 days and have been placed on nonaccrual status.

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

The financial and credit conditions in our local markets continued to experience difficulty during 2011.  While there appeared to be some positive signs of recovery earlier in the year, our local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets.  Metro Atlanta, Georgia, our largest market, saw its unemployment rate decrease slightly to 10.3% in September from 10.5% in June 2011. However, a year ago, metro Atlanta’s unemployment rate was also at 10.3%, showing no improvement on a year over year basis.

For the year, nonperforming assets was flat at $22.4 million compared to December 31, 2010.  The Company charged-off $3.4 million in nonperforming loans during the first nine months of 2011 compared to $1.3 million for the same period last year.  OREO increased by $2,143,000 to $11,253,000 for the year.  At September 30, 2011, nonperforming assets represent 5.80% of total assets compared to 5.76% at December 31, 2010.  There were no loans greater than 90 days past due and still accruing interest at the end of the third quarter of 2011 or at December 31, 2010.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$2,567	$2,757
Other nonaccrual loans	8,550	10,483
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	11,117	13,240

Real estate acquired through foreclosure	11,253	9,110
Total nonperforming assets	$22,370	$22,350

Ratios:
Nonperforming loans to loans, net of unearned income	5.66%	6.75%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	10.77%	10.89%

Nonperforming assets to total assets	5.80%	5.76%

Allowance for loan losses to nonperforming loans	32.25%	31.63%

Allowance for loan losses to nonperforming assets	16.03%	18.74%

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

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).  At September 30, 2011 and December 31, 2010 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	September 30, 2011	December 31, 2010
Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,268	$7,042
Restructured loans nonaccruing	2,567	2,757
Other Loan Modifications	—	—
Total restructured and modified loans	$7,835	$9,799

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the third quarter of 2011, based on the Company’s evaluation, the provision for loan losses charged against operating earnings increased by $330,000 to $780,000 compared to $450,000 for the same three month period last year.  For the first nine months of 2011, a provision for loan losses of $2,732,000 was charged against operating earnings compared to $1,940,000 for the same period last year. The increase in the provision for loan losses in 2011 relates to an additional $747,000 general loss provision required by the Bank’s regulators in the second quarter of 2011.  Their determination of probable loss rates and other factors differed from the Bank’s interpretation for specific loan pools.  The Bank’s loan pools, loss rates and other relevant factors were more comprehensively defined than those used by the Bank’s regulators which were based on call report classifications.  Approximately $726,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2011, compared to $2,687,000 at December 31, 2010.

At September 30, 2011, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month periods ended September 30, 2011 and 2010 (amount in thousands, except financial ratios):

	2011	2010

Loans, net of unearned income	$196,388	$198,758

Average loans, net of unearned income and the allowance for loan losses	$191,404	$196,143

Allowance for loan losses at the beginning of period	$4,188	$4,094

Loans charged-off:
Commercial, financial, and agricultural	40	100
Real estate - loans	3,210	934
Installment loans to individuals	194	281
Total loans charged-off	3,444	1,315

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	7	7
Real estate - loans	19	23
Installment loans to individuals	83	86
Total loans recovered	109	116

Net loans charged-off	3,335	1,199

Additions to allowance for loan losses charged to operating expense	2,732	1,940

Allowance for loan losses at period end	$3,585	$4,835

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	1.74%	0.61%

Ratio of allowance for loan losses to loans, net of unearned income	1.83%	2.43%

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loans problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	September 30, 2011		December 31, 2010
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$313	9%	$365	3%
Installment	607	4%	541	4%
Real estate - commercial	2,058	66%	2,616	67%
Real estate - residential	424	19%	376	20%
Real estate - construction	183	2%	290	6%

Total allowance for loan losses	$3,585	100%	$4,188	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at September 30, 2011 decreased by 2% or $5,095,000 to $332,509,000 compared to December 31, 2010.  The bank has a stable core deposit base with a high percentage of non-interest bearing deposits.  Noninterest-bearing deposits decreased slightly by $1,238,000 to $57,305,000 and interest-bearing deposits decreased by $3,857,000, or 1%, to $275,204,000 for the nine month period ending September 30, 2011.  On an average basis, noninterest-bearing deposits were consistent for the first nine months of the year at $62,376,000 compared to $62,799,000 at December 31, 2010.  Average interest-bearing deposits decreased by $4,870,000 to $278,252,000 at September 30, 2011 compared to $283,122,000 at December 31, 2010.  As a result of the high level of low cost core deposits, the Company maintained a net interest margin of 4.24% at September 30, 2011 compared to 4.29% reported for the same period last year.

The Company is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts.  In addition, the Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments.  At September 30, 2011 and December 31, 2010, the Company had $14,823,000 and $14,813,000, respectively, in CDARS deposits.  Participation in these programs has enhanced the Company’s ability to retain Corporate and Governmental customers’ deposits that make sizeable deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	September 30	December 31,
	2011	2010

NOW and money market accounts	$87,916	$96,412
Savings accounts	31,170	31,841
Time deposits of $100,000 or more	103,072	94,572
Other time deposits	53,046	56,236
	$275,204	$279,061

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

The Bank had outstanding advances from the FHLB of $314,000 at September 30, 2011 and $328,000 at December 31, 2010. These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of September 30, 2011 and December 31, 2010, total loans pledged as collateral was $38,192,000 and $43,477,000, respectively.

Maturity	Callable	Type		September 30, 2011		December 31, 2010
				(in thousands)

August 2026			(1)	—	314	—	328

Total Principal Outstanding					$314		$328

Weighted Average Rate at Period End				—%		—%

(1)  Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At September 30, 2011, the Company had a $79.6 million line of credit facility at the FHLB of which $20.3 million was committed consisting of an advance of $314,000 and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $19.7 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended September 30, 2011, net interest income declined by $311,000 or 8% to $3,670,000 compared to $3,981,000 reported for the same period last year.  Total interest income declined by $547,000 to $4,035,000 compared to the same three month period in 2010 primarily due to a $501,000 decrease in interest income on loans.  The decline in interest income on loans is caused by continued weakness in loan demand and lower loan yields received on new loans added to the portfolio as the economic environment remains sluggish.  Similarly, interest income on investment securities declined by $39,000 due to lower yields earned on investment securities compared to the third quarter of 2010.  Total interest expense for the period decreased by $236,000 or 39% compared to the same three month period in 2010 as the Company lowered its funding cost and improved its deposit mix.  At September 30, 2011, the Company’s cost of funds was approximately 0.47% compared to 0.74% for the same period last year.

On a year—to-date basis, net interest income decreased by $424,000 or 4% to $10,975,000 compared to $11,399,000 reported for the same period last year.  Total interest income declined by $1,185,000 or

9% to $12,186,000 compared to the same nine month period in 2010 primarily due to a $1,019,000 or 10% decrease in interest income on loans.  Similarly, interest income on investment securities declined by $147,000 or 4% compared to the same period last year.  The same factors in the quarterly year-over-year analysis contributed to the nine month decrease in total interest income. Total interest expense for the period decreased by $761,000 or 39% compared to the same nine month period in 2010.  Interest expense on interest-bearing deposits decreased by $745,000 or 38%, as the Company lowered its funding cost and improved its deposit mix.  Also, interest expense on other borrowings decreased by $16,000 or 100% as the Company had no outstanding interest bearing advances from the FHLB during 2011.  At September 30, 2011, the Company maintained a net interest margin of 4.24% compared to 4.29% reported at September 30, 2010.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the third quarter, the Company’s provision for loan losses decreased by $698,000 to $780,000 compared to the second quarter of 2011.  This decrease is due to an additional provision for loan losses of $747,000 for the second quarter of 2011 required by the regulators of the Company’s wholly owned subsidiary, Citizens Trust Bank (the “Bank”).  Compared to the same three month period last year, the third quarter 2011 provision for loan losses represents an increase of $330,000.

For the first nine months of 2011, the Company recognized a provision for loan losses of $2,732,000, a $792,000 or 41% increase, compared to $1,940,000 for the same period in 2010 due to the additional $747,000 provision required by the Bank’s regulators in the second quarter of 2011.  The allowance for loan losses was $3,585,000 at September 30, 2011 compared to $4,188,000 at December 31, 2010.  The allowance for loan losses was 32% of nonperforming loans at September 30, 2011 and December 31, 2010.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2011, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,411,000 for the three month period ended September 30, 2011, a nominal decrease of $59,000, or 4% compared with the same period last year.  The decline in the third quarter of 2011 is primarily attributed to lower service charges on deposits which decreased by $89,000 primarily due to lower NSF and overdraft fees and a $70,000 decrease in realized gains on the sale of securities.  These decreases were partially offset by a $91,000 increase in other operating income compared to the same period last year.

Year-to-date, noninterest income decreased by $620,000 or 14% to $3,824,000 compared to the same period last year.  This decrease is partially attributed to lower service charges on deposits which decreased by $217,000 due to lower NSF and overdraft fees and lower gains on the sale of securities which totaled $236,000 for the first nine months of 2011 compared to $546,000 reported last year.  In addition, in the first nine months of 2010, the Company received a $259,000 award for its participation in the U.S. Department of Treasury Bank Enterprise Award (BEA) which provides financial incentives for lending and investment activities within economically distressed communities.  As of September 30, 2011, the Company has not received the BEA but has been notified that $500,000 was awarded for the 2011 year.  As a result, other operating income for the first nine months of 2011 declined by $104,000 or 10%.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the third quarter of 2011 was flat at $4,387,000 compared to $4,378,000 for the same quarter last year.  OREO related expenses and write-downs increased by $505,000 to $668,000 from $163,000 reported for the third quarter of 2010.  This increase was partially offset by decreases in salaries and employee benefits as the Company continues to benefit from several savings initiatives it has implemented.  For the three month period ended September 30, 2011, salaries and employee benefits decreased by $219,000.  This decrease is due to a reduction of full time employees and a change in the Company’s medical benefit plan to control cost. Other operating expenses decreased by $182,000 due to legal expense recoveries from a settlement reached against the Company’s former insurance brokers and a third party administrator.  Net occupancy cost and FDIC insurance expenses decreased by $24,000 and $71,000, respectively, compared to the same period last year.

For the nine month period ended September 30, 2011, noninterest expense decreased by $1,670,000 or 11%. Many of the same factors in the quarterly year-over-year comparison also contributed to the nine month decrease in total noninterest expense.  Salaries and employee benefits, net occupancy cost, amortization of core deposits and FDIC insurance decreased by $594,000, $90,000, $18,000, and $71,000, respectively, compared to the same period last year.  Total OREO related expenses and write downs decreased by $737,000 due to some stabilization in appraised values and other operating expenses decreased by $160,000 compared to the same period last year.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2011.

	Cumulative amounts as of September 30, 2011
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$19,838	$—	$—	$—	$19,838
Certificates of deposit	—	100	—	—	100
Investments	500	259	5,492	120,088	126,339
Loans	34,650	29,331	95,522	36,884	196,387
Total interest-sensitive assets	$54,988	$29,690	$101,014	$156,972	$342,664

Interest-sensitive liabilities:
Deposits (a)	$175,898	$79,184	$20,122	$—	$275,204
Other borrowings	—	—	—	314	314
Total interest-sensitive liabilities	$175,898	$79,184	$20,122	$314	$275,518

Interest-sensitivity gap	$(120,910)	$(49,494)	$80,892	$156,658	$67,146

Cumulative interest-sensitivity gap to total interest-sensitive assets	(35.29)%	(49.73)%	(26.12)%	19.60%	19.60%

(a) Savings, Now, and money market deposits totaling $119,086 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts.  Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity.  At September 30, 2011, the Company had a $79.6 million line of credit facility at the FHLB of which $20.3 million was committed consisting of an advance of $314,000 and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $19.7 million of borrowing capacity at the Federal Reserve Bank discount window.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased by $1.8 million for the nine month period ended September 30, 2011. This increase is primarily due to accumulated other comprehensive income, net of taxes positively impacting the Company’s capital, increasing by $2.2 million to an unrealized gain of $2.0 million from an unrealized loss of $213,000 at December 31, 2010.  This increase is attributed to the rapid movements in the Treasury markets and swings in volatility and credit spreads, and their impact on the Company’s available for sale securities portfolio.  This increase was offset by a decrease in retained earnings of $410,000 due to a net loss for the nine month period of $64,000, a $177,000 preferred dividend accrued to the Treasury under the TARP CDCI Program and a $169,000 dividend paid to common stockholders.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 17% and 11% at September 30, 2011 and at December 31, 2010, respectively.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 16% and 11% at September 30, 2011 and 18%, 16% and 10% at December 31, 2010, respectively. At September 30, 2011, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ‘‘well capitalized” under regulatory standards.

ITEM 3.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.                                       CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 in accumulating and communicating information to management, including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended September 30, 2011, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2011 in XBRL.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date:	November 14, 2011	By:	/s/ James E. Young
James E. Young
President and Chief Executive Officer

Date:	November 14, 2011	By:	/s/ Cynthia N. Day
Cynthia N. Day
Senior Executive Vice President and
Chief Operating Officer

Date:	November 14, 2011	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer