Form 10-K
period 2011-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2012-03-30
CIK 813640

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-14535

Citizens Bancshares Corporation
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1631302 (I.R.S. Employer Identification No.)
75 Piedmont Avenue, N.E., Atlanta, Georgia (Address of principal executive offices)	30303 (Zip Code)

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

         The number of shares outstanding for each of the registrant's classes of common stock as of March 16, 2012 was: 2,024,076 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $4.05 per share on June 30, 2011, was approximately $5,150,612.

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated : (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Proxy Statement for 2012 Annual Meeting of Shareholders

 SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Citizens Bancshares Corporation (the "Company") are "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

        Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

        The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see "Risk Factors" on page 17.

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

Investments

        As of December 31, 2011, investment securities comprised approximately 32% of the Bank's assets, with loans (net of loan loss reserves) comprising 49% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United

States, government-sponsored enterprises securities, general obligation municipals and other taxable securities.

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

Employees

        As of December 31, 2011, the Bank had 108 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

        Support of Subsidiary Institutions.    Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street and Consumer Protection Act (the "Dodd-Frank Act"), the federal banking regulators must require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve policy or the impending rules, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

        As of December 31, 2011, the Bank was considered well-capitalized.

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

        Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information: supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings. For institutions assigned to the lowest risk category, the annual assessment rate ranges between 7 and 16 cents per $100 of domestic deposits. For institutions assigned to higher risk categories, assessment rates range from 17 to 77.5 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

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

        Pursuant to the Dodd-Frank Act, the FDIC issued regulations that redefined the "assessment base" used for calculating deposit insurance assessments. Rather than the prior system, whereby the assessment base was calculated by using an insured depository institution's domestic deposits less a few allowable exclusions, the new assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity of such institution. Tangible equity is defined as Tier 1 capital. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in the case of institutions outside the lowest risk category, brokered deposits.

        The FDIC Board retains the flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC has proposed a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. As proposed, if the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

        The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation ("FICO"). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 1.02 cents to 0.68 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

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

        The Debt Guarantee Program:    Under the TLGP, the FDIC guaranteed certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC assessed to guarantee the senior unsecured debt varied by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee was 50 basis points; for debt with a maturity between 181 days and 364 days, the fee was 75 basis points, and for debt with a maturity of 365 days or longer, the fee was 100 basis points. The Company and the Bank are participating in the Debt Guarantee component of the TLGP.

        The Transaction Account Guarantee Program:    Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally set to expire on June 30, 2009, but was subsequently extended to December 31, 2010. Pursuant to the Dodd-Frank Act, beginning on the termination date for the Transaction Account Guarantee Program, or TAGP, and continuing through December 31, 2012, unlimited insurance coverage will be provided for funds held in non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts (IOLTAs). During the TAGP extension period, the FDIC imposed a surcharge between 15 and 25 basis points on the daily average balance in excess of $250,000 held in non-interest bearing transaction accounts. Pursuant to the Dodd-Frank Act, however, institutions are no longer separately assessed for the additional coverage, and the unlimited insurance is included in assessments for the overall insurance program. One distinction from this new insurance and the TAGP is the exclusion of minimal interest-bearing NOW accounts which were previously covered under the TAGP. The Company and the Bank are participating in the Transaction Account Guarantee component of the TLGP.

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

        The Consumer Financial Protection Bureau.    The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "Bureau") within the Federal Reserve Board. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

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

        Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, noncontrolling interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2011, our ratio of total capital to risk-weighted assets was 18% and our ratio of Tier 1 Capital to risk-weighted assets was 16%.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets,

less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, the Company's leverage ratio was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

        Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve Board prior to dividend declarations, and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that TARP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This new guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

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

        The Dodd-Frank Act also prohibits an insured depository institution from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, has been approved by a majority of the disinterested directors.

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

        Because the Company received a capital investment from the United States Department of the Treasury under the TARP Capital Purchase Program and now has a capital investment in the TARP Community Development Capital Initiative, the Company is subject to executive compensation limitations. For example, the Company must meet the following standards:

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

        In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Moreover, if current economic conditions continue, the Company may be required to further increase our loan loss provision, and may experience significantly higher delinquencies and credit losses. An increase in our loan loss provision or increased credit losses would reduce earnings and adversely affect the Company's financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company's earnings and adversely affect the Company's financial condition.

The amount of "other real estate owned" ("OREO") may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

        At December 31, 2009, we had a total of $10.8 million of OREO. At December 31, 2010, we had a total of $9.1 million of OREO, reflecting a $1.7 million decrease, or 16%, from 2009 to 2010. This decrease in OREO is primarily due to sales and write-downs of OREO market valuations which exceeded additions to OREO in 2010. At December 31, 2011, we had a total of $10.1 million of OREO, reflecting a $1.0 million increase, or 11%, from 2010 to 2011. This increase is primarily due to additions of new OREO assets exceeding sales and write-downs of OREO market valuations in 2011. Due to the on-going economic conditions, the amount of OREO may increase in 2012. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise will increase. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

        We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors' accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as assets mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Home Loan Bank. If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds. Due to the limited availability of liquidity as a result of the subprime mortgage crisis, our access to additional borrowed funds may be limited and we may be required to pay above market rates for additional borrowed funds, which may adversely affect our results of operations.

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

        In response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets and the resultant effect on the economy, the Federal Reserve has continued to reduce interest rates, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2012, we expect to have continued margin pressure given these historically low interest rates, along with elevated levels of non-performing assets.

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

        The majority of the provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions with which we must comply. Rules and regulations have been promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Reform Act, and we must apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.

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

        On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution's assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution's assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. There can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future. If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A further downgrade in our regulatory condition could also cause our assessment to materially increase. During 2011, the Company expensed $648,000 in FDIC premiums.

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

        We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the Troubled Assets Relief Program Capital Purchase Program and the Troubled Assets Relief Program Community Development Capital Initiative. As of December 31, 2011, we had outstanding preferred stock issued to the Treasury totaling $11.8 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common stockholders. Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

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

        We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if, declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank. Currently, we must receive the prior approval of the Federal Reserve and the Georgia Department of Banking and Finance before paying any dividends.

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

        The EESA, which was signed into law on October 3, 2008, was intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs were developed and implemented under EESA. In addition, the Dodd-Frank Reform Act has overhauled many aspects of the regulation of the financial industry. These laws, however, may not have the intended effect, and as a result, the condition of the financial services industry could decline instead of improve. The failure of the EESA and the Dodd-Frank Reform Act to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

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

ITEM 3.    LEGAL PROCEEDINGS

        The Company and the Bank are involved in various claims and legal actions in the ordinary course of business. However, there are no other material pending legal proceedings to which the Company or the Bank is a party or of which any of its properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock, $1.00 par value ("Common Stock"), is traded on the Nasdaq Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2010. The prices set forth below reflect only information that has come to management's attention and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid
Fiscal year ended December 31, 2011
March 31, 2011	$4.48	$3.60
June 30, 2011	$4.60	$3.99
September 30, 2011	$4.50	$3.60
December 31, 2011	$4.20	$2.80
Fiscal year ended December 31, 2010
March 31, 2010	$4.00	$2.75
June 30, 2010	$4.75	$3.15
September 30, 2010	$4.75	$2.75
December 31, 2010	$4.60	$2.91

        As of March 16, 2012, there were approximately 1,351 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

        The Company paid an annual cash dividend of $0.08 per share in 2011 and 2010. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. Further, the Company must receive the prior regulatory approval before declaring or paying any dividend to its shareholders. See "Description of Business—Bank Regulation."

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

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2011, 2010, or 2009.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2011, 2010 or 2009.

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

        We believe that the allowance for loan losses at December 31, 2011 is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company's Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company's business, financial condition, results of operations, and cash flows.

        See Item 1A. Risk Factors contained herein for discussion regarding the material risks and uncertainties that we believe impact our allowance for loan losses.

        Other Real Estate Owned—The value of other real estate owned represents another accounting estimate that depends heavily on current economic conditions. Other real estate owned is carried at fair value less estimated selling costs, establishing a new cost basis. Fair value of such real estate is reviewed regularly and write-downs are recorded when it is determined that the carrying value of the real estate exceeds the fair value less estimated costs to sell. Write-downs resulting from the periodic reevaluation of such properties, costs related to holding such properties, and gains and losses on the sale of other real estate owned are charged against income. Costs relating to the development and improvement of such properties are capitalized.

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

	Years ended December 31,
	2011	2010	2009
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$14,566	$15,066	$15,132

Provision for loan losses	$3,882	$2,465	$2,960

Net income	$269	$629	$1,027

Net income available to common shareholders	$32	$316	$715

Per share data:
Net income per common share	$0.02	$0.15	$0.34

Book value per common share	$17.40	$16.13	$16.54

Cash dividends declared per common share	$0.08	$0.08	$0.19

Balance sheet data:
Loans, net of unearned income	$199,387	$196,182	$204,313

Deposits	$343,031	$337,604	$326,012

Advances from Federal Home Loan Bank	$310	$328	$14,495

Total assets	$397,160	$387,806	$387,540

Average stockholders' equity	$47,102	$43,804	$40,350

Average assets	$390,289	$399,277	$378,049

Ratios:
Net income available to common shareholders to average assets	0.01%	0.08%	0.19%
Net income available to common shareholders to average stockholders' equity	0.07%	0.72%	1.77%
Dividend payout ratio per common share	530.29%	53.57%	55.86%
Average stockholders' equity to average assets	12.07%	10.97%	10.67%

        In 2011, the Company reported net income available to common shareholders of $32,000, a 90% decrease over net income available to common shareholders of $316,000 reported in 2010, which represented a 56% decrease over 2009 net income available to common shareholders. The year over year decrease in 2011 net income per common share is attributed primarily to two factors: a $1,917,000 decrease in net interest income after provision for loan losses due to a $1,417,000 or 58% increase in provision for loan losses; and a $767,000 or 12% decline in total noninterest income primarily due to a reduction of $389,000 in gains on sales of securities and a $261,000 or 7% decrease in service charges on deposits due to a reduction in overdraft fees. These reductions of income were partially offset by a $2,144,000 or 11% decrease in total noninterest expense. All categories of noninterest expense decreased in 2011 with salaries and benefits and net OREO expenses declining significantly by $946,000 or 12% and $844,000 or 34%, respectively.

        The Company is a participant in the U.S. Department of the Treasury TARP CPP program and accrued $237,000, $314,000 and $312,000 in preferred dividends in 2011, 2010, and 2009 respectively. Basic and diluted earnings per common share were $0.02, $0.15 and $0.34 for 2011, 2010 and 2009, respectively.

        The Company has maintained its strong capital position during this unprecedented financial crisis that has affected the banking system and financial markets. The ratio of average stockholders' equity to average assets is one measure used to determine capital strength. The Company's average stockholders' equity to average assets ratio for 2011, 2010 and 2009 was 12.07%, 10.97% and 10.67%, respectively. The Company's net income to average stockholders' equity (return on equity), was 0.07%, 0.72% and 1.77% in 2011, 2010 and 2009, respectively.

        The following statistical information is provided for the Company for the years ended December 31, 2011, 2010 and 2009. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K. Some of the financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report (amounts in thousands).

	Average Balances	2011 Interest Income/ Expense	Yield/ Rate	Average Balances	2010 Interest Income/ Expense	Yield/ Rate	Average Balances	2009 Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Loans, net(a)	$192,080	$11,971	6.23%	$194,996	$13,084	6.71%	$206,469	$14,106	6.83%
Investment securities:
Taxable	81,531	2,295	2.81%	76,817	2,547	3.32%	73,817	3,398	4.60%
Tax-exempt(b)	46,757	2,674	5.72%	47,608	2,765	5.81%	35,536	2,102	5.91%
Interest bearing deposits	24,232	62	0.26%	33,212	86	0.26%	23,087	63	0.27%

Total interest-earning assets	344,600	$17,002	4.93%	352,633	$18,482	5.24%	338,909	$19,669	5.80%
Other non-interest earning assets	45,689			46,644			39,140

Total Assets	$390,289			$399,277			$378,049

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand and savings	$124,654	$359	0.29%	$125,709	$604	0.48%	$110,243	$861	0.78%
Time	152,419	1,168	0.77%	157,413	1,855	1.18%	138,433	2,854	2.06%
Other borrowings	324	—	0.00%	4,368	16	0.37%	22,733	107	0.47%

Total interest bearing liabilities	$277,397	$1,527	0.55%	$287,490	$2,475	0.86%	$271,409	$3,822	1.41%
Other non-interest bearing liabilities	65,790			67,983			66,290
Stockholders' equity(c)	47,102			43,804			40,350

Total liabilities and stockholders' equity	$390,289			$399,277			$378,049

Excess of interest-earning assets over Interest-bearing liabilities	$67,203			$65,143			$67,500

Ratio of interest-earning assets to Interest-bearing liabilities	124.23%			122.66%			124.87%

Net interest income		$15,475			$16,007			$15,847

Net interest spread			4.38%			4.38%			4.39%

Net interest yield on interest earning assets			4.49%			4.54%			4.68%

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

(c)
Includes voting and non-voting common stock and preferred stock

Average Balance Sheets, Interest Rate, and Interest Differential

        The following table sets forth, for the year ended December 31, 2011, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,			Due to Change in(a)
			Increase (decrease)
	2011	2010		Volume	Rate
Interest earned on:
Loans, net	$11,971	$13,084	$(1,113)	$(189)	$(924)
Taxable investment securities	2,295	2,547	(252)	144	(396)
Tax-exempt investment securities(b)	2,674	2,765	(91)	(49)	(42)
Interest bearing deposits	62	86	(24)	(23)	(1)

Total interest income	17,002	18,482	(1,480)	(117)	(1,363)

Interest paid on:
Savings & interest-bearing demand deposits	359	604	(245)	(4)	(241)
Time deposits	1,168	1,855	(687)	(49)	(638)
Other borrowed funds	0	16	(16)	(7)	(9)

Total interest expense	1,527	2,475	(948)	(60)	(888)

Net interest income	$15,475	$16,007	$(532)	$(57)	$(475)

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

        The following table sets forth, for the year ended December 31, 2010, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,			Due to Change in(a)
			Increase (decrease)
	2010	2009		Volume	Rate
Interest earned on:
Loans, net	$13,084	$14,106	$(1,022)	$(777)	$(245)
Taxable investment securities	2,547	3,398	(851)	119	(970)
Tax-exempt investment securities(b)	2,765	2,102	663	708	(45)
Interest bearing deposits	86	63	23	27	(4)

Total interest income	18,482	19,669	(1,187)	77	(1,264)

Interest paid on:
Savings & interest-bearing demand deposits	604	861	(257)	98	(355)
Time deposits	1,855	2,854	(999)	307	(1,306)
Other borrowed funds	16	107	(91)	(77)	(14)

Total interest expense	2,475	3,822	(1,347)	328	(1,675)

Net interest income	$16,007	$15,847	$160	$(251)	$411

(a)
The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)
Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Financial Condition

        At December 31, 2011, the Company had total assets of $397,160,000 which increased $9,354,000 from last year. Total assets primarily consisted principally of $127,536,000 in investments and $195,432,000 in net loans representing 32 percent and 49 percent, respectively, of total assets at December 31, 2011. For the same period last year, investments and net loans represented 34 percent and 50 percent, respectively, of total assets.

        Interest-bearing deposits with banks increased by $8,736,000 to $27,769,000 at December 31, 2011 compared to last year. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company's liquidity position. The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

        Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company's assets. Average loans, net for the years ended December 31, 2011 and 2010 were $192,080,000 and $194,996,000, respectively. Loans, net outstanding at December 31, 2011 and 2010 were $195,432,000 and $191,994,000, respectively. The Company remains focused on extending credit to qualified borrowers as businesses and consumers work through the current economic downturn.

        At December 31, 2011, other real estate owned increased by $966,000 to $10,076,000 compared to the year-end of 2010. The increase is due to additions of $5,748,000 in foreclosed properties which exceeded the $4,782,000 in sales and write-downs during 2011. The Company realized a loss on the sale of OREO of $33,000 in 2011 compared to a loss of $120,000 in 2010.

        Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $369,000 or 3 percent to $11,217,000 at December 31, 2011. The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

        The Company's liabilities at December 31, 2011 totaled $348,627,000 and consisted primarily of $343,031,000 in deposits. Average deposits for the years ended December 31, 2011 and 2010 were $338,137,000 and $ 345,921,000, respectively. Total deposits outstanding at December 31, 2011 and 2010 were $343,031,000 and $337,604,000, respectively. FHLB advances at December 31, 2011 totaled $310,000 compared to $328,000 at December 31, 2010.

        Stockholders' equity was $48,533,000, representing a 6 percent increase over last year. Book value per common share increased to $17.40 at December 31, 2011 compared to $16.13 at December 31, 2010.

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

        The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2011	2010	2009
	(amounts in thousands)
Available for Sale:
Government-sponsored enterprises securities	$—	$—	$3,000
State, county, and municipal securities	45,908	45,904	43,467
Mortgage-backed securities	69,229	72,969	58,384
Corporate securities	9,105	8,482	7,793

Totals	$124,242	$127,355	$112,644

	December 31,
	2011	2010	2009
	(amounts in thousands)
Held to Maturity:
State, county, and municipal securities	$3,293	$3,294	$3,585
Mortgage-backed securities	1	17	324

Totals	$3,294	$3,311	$3,909

        At December 31, 2011 and 2010, investment securities comprised approximately 32 percent and 34 percent of the Company's assets, respectively. The investment portfolio had a fair market value of $127,620,000 and an amortized cost of $123,560,000, resulting in a net unrealized gain of $4,060,000 at December 31, 2011. For the same period in 2010, the investment portfolio had a fair market value of $130,748,000 and an amortized cost of $130,989,000, resulting in a net unrealized loss of $241,000.

        Total investments classified as available for sale had a fair value of $124,242,000 ($120,266,000 amortized cost) at December 31, 2011, compared to a fair value of $127,355,000 ($127,678,000 amortized cost) at December 31, 2010. Investments classified as held to maturity at December 31, 2011 had an amortized cost of $3,294,000 ($3,378,000 estimated fair value), compared to an amortized cost $3,311,000 ($3,393,000 estimated fair value) at December 31, 2010.

        The following table shows the contractual maturities of all investment securities at December 31, 2011 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities(a)	$1,477	5.89%	$—	—%	$8,841,136	2.69%	$60,388,322	2.16%
State, county, and municipal securities	250,688	4.88%	2,621,023	6.10%	16,328,599	5.79%	30,000,491	5.76%
Corporate securities	—	—%	4,897,116	1.97%	4,207,580	3.11%	—	—%

Totals	$252,165		$7,518,139		$29,377,315		$90,388,813

(a)
Mortgage-backed securities have been categorized at their average life according to their projected speed. Principal repayments will occur at varying dates throughout the terms of the mortgages.

        Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and at the FRB it is 6 percent of the par value of the bank's common stock outstanding and paid-in-capital. These investments are carried at cost and decreased by $746,000 to $1,312,000 in 2011 compared to 2010.

Loans

        The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan (amounts in thousands):

	December 31,
	2011	2010	2009	2008	2007
Commercial, financial, and agricultural	$22,668	$6,281	$7,749	$8,210	$11,704
Commercial Real Estate	126,972	135,672	125,084	122,165	131,550
Single-Family Residential	37,539	39,536	43,817	48,198	50,571
Construction and Development	5,377	7,435	18,587	26,002	32,453
Consumer	7,061	7,442	9,240	10,582	12,232

	199,617	196,366	204,477	215,157	238,510
Less: Net deferred loan fees	230	184	164	193	299
Allowance for loan losses	3,956	4,188	4,094	4,659	2,848

	$195,431	$191,994	$200,219	$210,305	$235,363

        The Company does not have any concentrations of loans exceeding 10 percent of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

        The largest component of loans in the Company's loan portfolio is real estate mortgage loans. At December 31, 2011 and 2010, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties, totaled $164.5 million and $175.2 million, respectively and represented 82.5 percent and 89.3 percent, respectively of the loans, net of unearned income.

        The Company's loans to area churches were approximately $44.5 million at December 31, 2011 and $43.7 million at 2010, respectively. Loans to local area convenience stores totaled approximately $10.6 million and $11.3 million in 2011 and 2010, respectively. The Company also has approximately $29.0 million and $20.9 million in loans to area hotels at December 31, 2011 and 2010, respectively. These loans are generally secured by real estate. The balance of churches, convenience stores, and hotel loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

        The following table sets forth certain information at December 31, 2011, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans (amounts in thousands):

	Due after
	One year or less	Between one and five years	After five years	Total
Commercial, financial, and agricultural	$10,972	$7,696	$4,000	$22,668
Commercial Real Estate	48,476	69,533	8,963	126,972
Single-family Residential	9,569	4,148	23,822	37,539
Construction and Development	2,727	2,598	52	5,377
Consumer	3,720	3,128	213	7,061

	$75,464	$87,103	$37,050	$199,617

Loans due after one year:
Having predetermined interest rates				$97,975
Having floating interest rates				26,178

Total				$124,153

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

        Our primary local markets continue to experience increased job loss. The Georgia Department of Labor reported that Georgia's unemployment rate was 9.7 percent in December 2011. December 2011 marked the 51st consecutive month the state had a higher unemployment rate than the national unemployment rate of 8.5 percent. Borrowers that had previously satisfactorily maintained their credit positions began to have difficulty with the repayment of their obligations. As an institution concentrating in real estate lending, the slowdown in the residential and commercial real estate activities coupled with the sharp decline in stock market and real estate values deteriorated the liquidity position of many of the Company's borrowers. The resulting lack of liquidity manifested in our non-performing assets.

        The Company's nonperforming assets totaled $23,028,000 as of December 31, 2011, an increase of $678,000, or 3 percent, from December 31, 2010. Nonperforming loans as of December 31, 2011 were $12,952,000, a decrease of $288,000, or 2 percent, from December 31, 2010. These properties are being actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. As a result, loan charge-offs were recorded prior to or upon foreclosure to write down the loans to fair value less estimated costs to sell. Year to date, the Company has charged-off $4,302,000 of nonperforming loans and wrote down foreclosed assets by $1,259,000 to their estimated fair value based on third party appraisal.

        There were no loans greater than 90 days past due and still accruing interest at December 31, 2011 and 2010. In addition there were 36 and 37 loans restructured or otherwise impaired totaling $9,095,000 and $9,799,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, 21 restructured loans totaling $4,044,000 and at December 31, 2010, 11 restructured loans totaling $2,757,000 are included in nonaccrual loans in the table below.

        The Company is working aggressively to resolve and reduce nonperforming assets including restructuring loans, requesting additional collateral, demanding payment from guarantors, sale of the loans if possible, or foreclosure and sale of the collateral.

        The table below presents a summary of the Company's nonperforming assets:

	December 31,
	2011	2010	2009	2008	2007
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$4,044	$2,757	$863	$3,967	$284
Other nonaccrual loans	8,908	10,483	6,103	12,211	4,977
Past-due loans of 90 days or more	—	—	—	—	—

Nonperforming loans	12,952	13,240	6,966	16,178	5,261
Real estate acquired through foreclosure	10,076	9,110	10,837	3,874	2,423

Total nonperforming assets	$23,028	$22,350	$17,803	$20,052	$7,684

Ratios:
Nonperforming loans to loans, net of unearned income	6.50%	6.75%	3.41%	7.53%	2.21%

Nonperforming assets to loans, net of unearned income and real estate acquired through foreclosure	10.99%	10.89%	8.27%	9.16%	3.19%

Nonperforming assets to total assets	5.80%	5.76%	4.59%	5.76%	2.27%

Allowance for loan losses to nonperforming loans	30.54%	31.63%	58.77%	28.80%	54.12%

Allowance for loan losses to nonperforming assets	17.18%	18.74%	23.00%	23.23%	37.06%

TROUBLED DEBT RESTRUCTURINGS

        Loans to be restructured are identified based on an assessment of the borrower's credit status, which involves, but is not limited to, a review of financial statements, payment delinquency, non-accrual status, and risk rating. Determining the borrower's credit status is a continual process that is performed by the Company's staff with periodic participation from an independent external loan review group.

        Troubled debt restructurings ("TDR") generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company seeks to assist these borrowers by working with them to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan while ensuring compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines. To facilitate this process, a formal concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a TDR.

        The modification may include a change in the interest rate or the payment amount or a combination of both. All modifications completed under a formal restructuring agreement are considered TDRs. Concessionary modifications relates to changes in the contractual interest rate, maturity date, or payment and structure of the loan agreement. It can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. These restructurings rarely result in the forgiveness of principal or interest.

        With respect to commercial TDRs, an analysis of the credit evaluation, in conjunction with an evaluation of the borrower's performance prior to the restructuring, are considered when evaluating the borrower's ability to meet the restructured terms of the loan agreement. Nonperforming commercial

TDRs may be returned to accrual status based on a current, well-documented credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower's sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status.

        In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months). At December 31, 2011 and 2010 all restructurings were classified as TDRs.

        The following table summarizes the Company's TDRs and loans modifications (in thousands):

	December 31,
	2011	2010	2009	2008	2007
Troubled Debt Restructured Loans:
Restructured loans accruing	$5,051	$7,042	$14,517	$18,225	$734
Restructured loans nonaccruing	4,044	2,757	863	3,967	284
Other Loan Modifications	—	—	—	—	—

Total restructured and modified loans	$9,095	$9,799	$15,380	$22,192	$1,018

        During 2011, the Company modified 12 loans that were considered to be troubled debt restructurings. We extended the terms on 4 loans, decreased the interest rate on 1 loan, and extended the terms and decreased the interest rate on 7 loans. During 2011, no loans that had previously been restructured were in default.

        Troubled debt restructured loans that have performed in accordance with the restructured terms of the agreement for one year and for which an interest rate concession was not granted are removed from the TDR classification.

Potential Problem Loans

        Potential problem loans include loans or industries about which management has become aware of information regarding possible credit issues for borrowers within that industry that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2011 and December 31, 2010, the Company had identified $42.7 million and $30.8 million, respectively, of potential problem loans through its internal review procedures. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses.

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

        Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. In 2011, based on the Company's evaluation, a provision for loan losses of $3,882,000 was charged against operating earnings compared to $2,465,000 for the same period last year. The increase in the provision for loan losses in 2011 relates to weak real estate values of certain collateral securing loans and an increase in foreclosure activity. Foreclosures totaled $5,748,000 at December 31, 2011 compared to $3,340,000 at December 31, 2010.

        The Company's allowance for loan losses was approximately $3,956,000 or 1.98 percent of loans receivable, net of unearned income at December 31, 2011, and $4,188,000 or 2.13 percent of loans receivable, net of unearned income at December 31, 2010. Management believes that the allowance for loan losses at December 31, 2011 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

        The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

	December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except financial ratios)
Loans, net of unearned income	$199,387	$196,182	$204,313	$214,964	$238,211

Average loans, net of unearned income, discounts and the allowance for loan losses	$192,080	$200,370	$206,464	$218,660	$223,687

Allowance for loan losses at the beginning of period	$4,188	$4,094	$4,659	$2,848	$3,109
Loans charged-off:
Commercial, financial, and agricultural	262	100	72	118	53
Real estate—loans	3,824	1,918	3,055	204	242
Installment loans to individuals	216	504	676	470	238

Total loans charged-off	4,302	2,522	3,803	792	533

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	29	4	7	24	70
Real estate—loans	60	29	171	41	130
Installment loans to individuals	98	118	100	49	72

Total loans recovered	187	151	278	114	272

Net loans charged-off	4,115	2,371	3,525	678	261
Additions to allowance for loan losses charged to operating expense	3,883	2,465	2,960	2,489	—

Allowance for loan losses at period end	$3,956	$4,188	$4,094	$4,659	$2,848

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	2.14%	1.18%	1.71%	0.31%	0.12%

Ratio of allowance for loan losses to loans, net of unearned income	1.98%	2.13%	2.00%	2.17%	1.20%

        The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Commercial, financial, and agricultural	$394	11%	$365	3%	$358	4%	$358	4%	$358	5%
Commercial Real Estate	2,206	64%	2,616	69%	2,654	61%	3,084	57%	1,885	55%
Single-family Residential	696	19%	376	20%	440	21%	300	22%	449	21%
Construction and Development	449	3%	290	4%	290	9%	407	12%	—	14%
Consumer	211	4%	541	4%	352	5%	510	5%	156	5%

Total allowance for loan losses	$3,956	100%	$4,188	100%	$4,094	100%	$4,659	100%	$2,848	100%

Deposits

        Deposits are the Company's primary source of funding loan growth. Total deposits at December 31, 2011 increased by $5,427,000 or 2 percent, to $343,031,000. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Average noninterest-bearing deposits were consistent at $61,064,000 in 2011 compared to the $62,799,000 reported in 2010. Average interest-bearing deposits decreased by $6,049,000 to $277,073,000 in 2011 compared to 2010. As a result of the high level of core deposits, the bank maintained a net interest margin of 4.49 percent on a tax equivalent basis compared to 4.54 percent reported last year, which is well above its internal and FDIC peer group.

        The Company is participating in the Temporary Liquidity Guarantee Program's full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 25 basis points) regardless of dollar amount through December 31, 2012. In addition, the Company participates in Certificate of Deposit Account Registry Services (CDARS"), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments. At December 31, 2011 and 2010, the Company had $17,819,000 and $14,813,000 in CDARS deposits. Participation in these programs has enhanced the Company's ability to retain customer deposits.

        The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2011:

3 months or less	$24,808
Over 3 months through 6 months	48,561
Over 6 months through 12 months	35,886
Over 12 months	10,981

Total	$120,236

        For additional information about the Company's deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

        While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2011, the Company's average borrowed funds decreased by $4,044,000 to $324,000 from $4,368,000 in 2010. The average interest rate on other borrowings was 0.00 percent in 2011 and 0.37 percent in 2010. Other borrowings consist of Federal Reserve Bank discount window borrowings, short-term borrowings and Federal Home Loan Bank (the "FHLB") advances. The Bank had an average outstanding advance from the FHLB of $324,000 in 2011 and $4,368,000 in 2010. The maximum balance outstanding as of any month-end was $326,000 in 2011 and $4,494,000 in 2010. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 and multi-family mortgages and certain commercial real estate loans and investment securities.

        For additional information regarding the Company's other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

        The following tables identify the Company's aggregated information about contractual obligations and loan commitments at December 31, 2011.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
FHLB advances	$—	$—	$—	$309,947	$309,947
Operating leases	513,114	1,024,147	841,500	—	2,378,761

	$513,114	$1,024,147	$841,500	$309,947	$2,688,708

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Commitments to extend credit	$12,051,199	$4,679,405	$252,476	$1,052,159	$18,035,239
Commercial letters of credit	2,363,713	3,500	—	—	2,367,213

	$14,414,912	$4,682,905	$252,476	$1,052,159	$20,402,452

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

        The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company's incremental borrowing capacity. At December 31, 2011, the Company has a $77.1 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $310,000 and a letter of credit to secure public deposits in the amount of $20,000,000. The Company also had $21.6 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

        Regarding the Temporary Liquidity Guarantee Programs offered by the FDIC, the Company opted into the program providing full coverage (regardless of dollar amount) of noninterest-bearing deposit transaction accounts, including Interest on Lawyer Trust Accounts (IOLTAs), through December 31, 2012. This program will further stabilize and strengthen our liquidity position.

Capital Resources

        Stockholders' equity increased by $2,716,000 or 6 percent during 2011, primarily due to an increase in unrealized gains of $2,837,000. Retained earnings decreased by $137,000 due to a $237,000 preferred dividend paid to the Treasury and a $169,000 dividend paid to common stockholders, offset by net income of $269,000.

        The annual dividend payout rate was $0.08 per common share in 2011 and 2010. The dividend payout ratio was 530 percent and 54 percent for 2011 and 2010, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. As discussed above, regulatory approval is needed prior to the payment of any dividends.

        A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders' equity to average assets for 2011 was 12.07 percent compared with 10.97 percent in 2010.

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

        At December 31, 2011, our ratio of total capital to risk-weighted assets was 18 percent, our ratio of Tier 1 Capital to risk-weighted assets was 16 percent, and our leverage ratio was 11 percent. The Company met all capital adequacy requirements to which it is subject and is considered to be "well capitalized" under regulatory standards.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income is the difference between interest income earned on earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. This measure represents the largest component of income for us. The net interest margin measures how effectively we manage the difference between the interest income earned on earning assets and the interest expense paid for funds to support those assets. Fluctuations in interest rates as well as volume and mix change in earnings assets and interest-bearing liabilities can materially impact net interest income.

        Net interest income, on a fully tax-equivalent basis, accounted for 74 percent of total revenues on a fully tax-equivalent basis in 2011, and 72 percent in 2010 and 2009. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company's Asset/Liability Management Committee ("ALCO") is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates strategies that are intended to implement objectives set forth in the asset/liability management policy to appropriately ensure it is properly positioned to react to changing interest rates and inflationary trends.

        The following table represents the Company's net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2011, 2010, 2009 (amount in thousands).

	Years ended December 31,
	2011	2010	2009
Interest Income	$16,093	$17,542	$18,954
Tax-equivalent adjustment	909	940	715

Interest income, tax-equivalent basis	17,002	18,482	19,669
Interest expense	(1,527)	(2,475)	(3,822)

Net interest income, tax equivalent basis	15,475	16,007	15,847
Provision for loan losses	(3,882)	(2,465)	(2,960)
Noninterest income	5,461	6,228	6,029
Noninterest expense	(16,959)	(19,103)	(17,349)

Income before income taxes	95	667	1,567

Income tax (expense) benefit	1,083	903	175
Tax-equivalent adjustment	(909)	(940)	(715)

Income tax expense, tax-equivalant basis	174	(37)	(540)

Net income	$269	$630	$1,027

        Net interest income on a tax-equivalent basis decreased by $532,000 in 2011 compared to an increase of $160,000 in 2010. The relationship between the declining yields earned on interest earning assets and the more slowly declining interest liability expenses has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also be impacted by continued deterioration of assets resulting in further interest income adjustments. As a result, the Company's net interest yield on a tax-equivalent basis in 2011 declined slightly by 5 basis points to 4.49 percent from the 4.54 percent reported in 2010. The net interest yield on a tax-equivalent basis was 4.68 percent in 2009.

        Total interest income on a tax equivalent basis decreased by $1,480,000, or 8 percent, in 2011 and $1,187,000, or 6 percent, in 2010. Overall, interest income continues to be negatively impacted by the continued low interest rate environment as yields on interest earning assets decreased to 4.93 percent in 2011 from 5.24 percent in 2010. Yields on interest earning assets were 5.80 percent in 2009.

        Total interest expense on a tax equivalent basis decreased by $948,000, or 38 percent, in 2011 and $1,347,000 or 35 percent in 2010 due to the repricing of interest-bearing liabilities in a lower rate environment. In 2009, total interest expense on a tax equivalent basis decreased by $2,604,000 or 41 percent.

Noninterest Income

        Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income decreased by $767,000, or 12 percent, to $5,461,000 in 2011 compared to $6,228,000 in 2010.

        Service charges on deposit accounts, the major component of noninterest income, decreased by $261,000 or 7 percent in 2011 and $400,000 or 10% in 2010. The decreases in service charges on deposit accounts are primarily due to a reduction in overdraft fees. In 2011, net overdraft fees totaled $2,355,000, a decrease of $330,000 compared to the same period last year. The large decrease in overdraft fees on a year over year basis is believed to be a result of a change in customer behavior from their increased awareness of overdraft fees such that the number of transactions that would otherwise result in overdrafts has been reduced, and the customers with historical overdraft transactions who did not opt-in to overdraft protection in accordance with Regulation E. In 2010, net overdraft fees totaled $2,685,000, a decrease of $372,000 compared to 2009. Overdrafts fees, due to their nature, fluctuate monthly based on the short-term loan needs of the customers.

        The Company experienced gains on the sale of securities of $201,000, $590,000 and $676,000 in 2011, 2010 and 2009, respectively. As part of its asset/liability strategy, the Company will reposition its investment portfolio to manage its duration, its sensitivity to changing interest rates and to improve liquidity.

        Other operating income decreased by $123,000, or 6 percent, compared to 2010. In 2011, the Company received $500,000 from the Bank Enterprise Award (BEA) Program for its increased lending, investment, and service activities within economically distressed communities compared to $859,000 received in 2010. In 2010, other operating income increased by $685,000 or 55 percent over 2009 totals primarily due to the Company receiving only $30,000 in BEA funds in 2009.

Noninterest Expense

        Noninterest expense decreased by $2,144,000, or 11 percent, in 2011 compared to 2010 primarily due to decreases in OREO related expenses of $844,000 and salaries and employee benefits of $946,000. In 2010, noninterest expense increased by $1,753,000, or 10 percent, compared to 2009.

        Salaries and employee benefits expense decreased by $946,000, or 12 percent, in 2011 primarily due to a $532,000 decrease in medical cost and a $324,000 decrease in salaries. At December 31, 2010, the Company terminated its fully self-insured medical plan and beginning on January 1, 2011 instituted a fully managed medical plan and increased the employee cost participation to control and reduce medical costs. In 2010, salaries and employee benefits expense increased by $391,000, or 5 percent, due to an increase of $526,000 in medical costs.

        Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company's premises and equipment. Occupancy and equipment expenses slightly decreased to $2,532,000 in 2011 compared to $2,537,000 in 2010. Occupancy and equipment expense was flat in 2010 compared to 2009.

        Other real estate related expenses were $1,672,000 and $2,515,000 in 2011 and 2010, respectively; due to lower write-downs the Company experienced a decrease in OREO expenses of $844,000. In 2011, write-downs of OREO properties to their approximate market values decreased by $719,000 to $1,259,000 compared to 2010. In 2010, write-downs of OREO properties increased by $1,720,000 to $1,978,000 compared to 2009. The Company realized a loss of $33,000 on the sale of foreclosed properties in 2011 compared to losses of $120,000 in 2010 and a gain of $123,000 in 2009.

        Other operating expenses decreased by $350,000, or 6 percent, in 2011 compared to 2010. This was due to a decrease in the FDIC insurance premium of $148,000, and a decrease in other benefit expenses of $231,000.

        In 2010, other operating expenses decreased by $689,000, or 10 percent, compared to 2009. On a year over year basis, debit card expenses decreased by $164,000 due to a change in vendor in 2009, other losses decreased by $125,000, benefit expense associated with retirement plans decreased by $116,000, postage cost decreased by $51,000 as more customers chose to receive their statements electronically, and legal and advisory services associated with a branch purchase in 2009 decreased by $308,000. These decreases were partially offset by increases in various components of other operating expenses such as FDIC insurance and collection costs.

Income Taxes

        Income taxes expenses decreased by $180,000 and $728,000 in 2011 and 2010, respectively, as the Company recorded a tax benefit of $1,083,000 and $903,000 for the years ended December 31, 2011 and 2010, respectively. The effective tax rate as a percentage of pretax income (loss) was a negative 133 percent and 330 percent in 2011 and 2010, respectively. The effective tax rate as a percentage of pretax income was negative 21 percent in 2009. The statutory federal rate was 34 percent during 2011, 2010 and 2009. The decreases in the effective tax rate in 2011 and 2010 were primarily due to tax-exempt interest income from investment securities and life insurance policies. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, notes thereon, and independent auditors report are included herein beginning on page F-1:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2011 and 2010
    Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
    Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009
    Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
    Notes to Consolidated Financial Statements

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

        Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities Exchange Commission, is timely made known to them.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Controls

        There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The responses to this Item are included in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders, under the headings "Election of Directors," "Executive Officers," "Beneficial Ownership of Common Stock," "Information About the Board and its Committees" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and are incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The responses to this Item are included in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders under the heading "Executive Compensation" and "Election of Directors" and are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The responses to this item are included in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders under the heading "Beneficial Ownership of Common Stock" and are incorporated herein by reference.

        The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2011.

Equity Compensation Plan Table

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	96,553 shares	$10.23	219,033 shares
Equity compensation plans not approved by security holders	7,000 shares	$9.88	None

Total	103,553 shares	$10.20	219,033 shares

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The responses to this Item are included in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders under the heading, "Certain Transactions" and "Director Independence" and are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to the Company's independent accountants is set forth in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders under the heading "Accounting Matters" and are incorporated herein by reference.

 Citizens Bancshares Corporation and Subsidiary

Consolidated Financial Statements as of
December 31, 2011 and 2010 and for Each of the
Three Years in the Period Ended December 31, 2011

 CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles.

        /s/ Elliott Davis, LLC

Greenville, South Carolina
March 30, 2012

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Cash and due from banks, including reserve requirements of $300,000 at December 31, 2011 and 2010	$5,682,548	$4,764,094
Interest-bearing deposits with banks	27,769,113	19,033,404
Certificates of deposit	100,000	150,000
Investment securities available for sale, at fair value (amortized cost of $120,266,023 and $127,677,864 at December 31, 2011 and 2010, respectively)	124,242,463	127,355,175
Investment securities held to maturity, at cost (estimated fair value of $3,377,888 and $3,392,691 at December 31, 2011 and 2010, respectively)	3,293,969	3,311,029
Other investments	1,311,850	2,057,850
Loans receivable—net	195,431,763	191,993,806
Premises and equipment—net	7,228,164	7,520,240
Cash surrender value of life insurance	11,216,975	10,848,093
Other real estate owned—net	10,075,837	9,109,603
Other assets	10,807,159	11,662,665

	$397,159,841	$387,805,959

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Noninterest-bearing deposits	$59,581,417	$58,543,297
Interest-bearing deposits	283,449,406	279,060,901

Total deposits	343,030,823	337,604,198
Accrued expenses and other liabilities	5,285,893	4,057,004
Advances from Federal Home Loan Bank	309,947	327,836

Total liabilities	348,626,663	341,989,038

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock—No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding at December 31, 2011 and 2010	7,462,000	7,462,000
Preferred stock—No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding at December 31, 2011 and 2010	4,379,000	4,379,000
Common stock—$1 par value; 20,000,000 shares authorized; 2,237,357 and 2,233,278 shares issued and outstanding at December 31, 2011 and 2010, respectively	2,237,357	2,233,278
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding at December 31, 2011 and 2010	90,000	90,000
Nonvested restricted common stock	(85,788)	(106,851)
Additional paid-in capital	7,808,860	7,812,939
Retained earnings	25,827,612	25,964,469
Treasury stock, at cost, 219,072 and 217,531 shares at December 31, 2011 and 2010, respectively	(1,810,313)	(1,804,941)
Accumulated other comprehensive income (loss), net of income taxes	2,624,450	(212,973)

Total stockholders' equity	48,533,178	45,816,921

	$397,159,841	$387,805,959

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009
Interest income:
Loans, including fees	$11,970,684	$13,083,935	$14,105,571
Investment securities:
Taxable	2,260,962	2,518,661	3,380,591
Tax-exempt	1,764,953	1,825,118	1,387,110
Dividends	35,198	28,275	17,633
Interest-bearing deposits	61,567	85,531	63,230

Total interest income	16,093,364	17,541,520	18,954,135

Interest expense:
Deposits	1,526,829	2,458,854	3,715,472
Other borrowings	41	16,288	106,876

Total interest expense	1,526,870	2,475,142	3,822,348

Net interest income	14,566,494	15,066,378	15,131,787
Provision for loan losses	3,882,409	2,465,000	2,960,237

Net interest income after provision for loan losses	10,684,085	12,601,378	12,171,550

Noninterest income:
Service charges on deposits	3,453,742	3,714,924	4,115,027
Gains on sales of securities	201,421	590,129	676,425
Gains on sales of assets	6,162	—	—
Other operating income	1,799,533	1,922,566	1,237,825

Total noninterest income	5,460,858	6,227,619	6,029,277

Noninterest expense:
Salaries and employee benefits	6,905,780	7,851,648	7,460,661
Occupancy and equipment	2,531,892	2,536,703	2,536,700
Other real estate owned, net	1,671,841	2,515,448	463,899
Other operating expenses	5,849,361	6,198,751	6,888,116

Total noninterest expense	16,958,874	19,102,550	17,349,376

Income (loss) before income taxes	(813,931)	(273,553)	851,451
Income tax benefit	(1,082,557)	(902,749)	(175,114)

Net income	268,626	629,196	1,026,565
Preferred dividends	236,820	313,624	311,953

Net income available to common stockholders	$31,806	$315,572	$714,612

Net income per common share—basic and diluted	$0.02	$0.15	$0.34

Weighted average outstanding shares:
Basic	2,120,366	2,107,619	2,102,677
Diluted	2,134,188	2,126,497	2,114,002

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

					Nonvoting Common Stock
	Preferred Stock		Common Stock							Treasury Stock		Accumulated Other Comprehensive Income (Loss)
							Non-Vested Restricted Stock	Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance—December 31, 2008	—	$—	2,230,065	$2,230,065	90,000	$90,000	$—	$7,611,405	$25,465,012	(219,913)	$(1,813,080)	$74,754	$33,658,156
Net income	—	—	—	—	—	—	—	—	1,026,565	—	—	—	1,026,565
Unrealized holding gains on investment securities available for sale—net of taxes of $588,890	—	—	—	—	—	—	—	—	—	—	—	1,143,139	1,143,139
Less reclassification adjustment for holding gains included in net income—net of taxes of $229,984	—	—	—	—	—	—	—	—	—	—	—	(446,441)	(446,441)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	1,723,263

Stock based compensation expense	—	—	—	—	—	—	—	33,751	—	—	—	—	33,751
Nonvested restricted stock	—	—	—	—	—	—	(51,532)	61,834	—	—	—	—	10,302
Issuance preferred stock	7,462	7,462,000	—	—	—	—	—	—	—	—	—	—	7,462,000
Sale of treasury stock	—	—	—	—	—	—	—	—	—	2,382	8,139	—	8,139
Dividends declared on preferred stock—$34.583 per share	—	—	—	—	—	—	—	—	(258,061)	—	—	—	(258,061)
Dividends declared on common stock—$0.19 per share	—	—	—	—	—	—	—	—	(399,191)	—	—	—	(399,191)

Balance—December 31, 2009	7,462	7,462,000	2,230,065	$2,230,065	90,000	$90,000	$(51,532)	$7,706,990	$25,834,325	(217,531)	$(1,804,941)	$771,452	$42,238,359
Net income	—	—	—	—	—	—	—	—	629,196	—	—	—	629,196
Unrealized holding losses on investment securities available for sale—net of taxes of $306,484	—	—	—	—	—	—	—	—	—	—	—	(594,940)	(594,940)
Less reclassification adjustment for holding gains included in net income—net of taxes of $200,644	—	—	—	—	—	—	—	—	—	—	—	(389,485)	(389,485)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(355,229)

Stock based compensation expense	—	—	—	—	—	—	—	41,662	—	—	—	—	41,662
Nonvested restricted stock	—	—	—	—	—	—	(55,319)	57,830	—	—	—	—	2,511
Issuance and exchange of preferred stock, net	4,379	4,379,000	—	—	—	—	—	—	—	—	—	—	4,379,000
Issuance of common stock	—	—	3,213	3,213	—	—	—	6,457	—	—	—	—	9,670
Dividends declared on preferred stock—$27.87 per share	—	—	—	—	—	—	—	—	(330,001)	—	—	—	(330,001)
Dividends declared on common stock—$0.08 per share	—	—	—	—	—	—	—	—	(169,051)	—	—	—	(169,051)

Balance—December 31, 2010	11,841	$11,841,000	2,233,278	$2,233,278	90,000	$90,000	$(106,851)	$7,812,939	$25,964,469	(217,531)	$(1,804,941)	$(212,973)	$45,816,921

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

					Nonvoting Common Stock
	Preferred Stock		Common Stock							Treasury Stock		Accumulated Other Comprehensive Income (Loss)
							Non-Vested Restricted Stock	Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount		Total
Net income	—	—	—	—	—	—	—	—	268,626	—	—	—	268,626
Unrealized holding gains on investment securities available for sale—net of taxes of $1,530,186	—	—	—	—	—	—	—	—	—	—	—	2,970,361	2,970,361
Less reclassification adjustment for holding gains included in net income—net of taxes of $68,483	—	—	—	—	—	—	—	—	—	—	—	(132,938)	(132,938)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	3,106,049

Nonvested restricted stock	—	—	—	—	—	—	21,063	(16,001)	—	—	—	—	5,062
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1,541)	(5,372)	—	(5,372)
Issuance of common stock	—	—	4,079	4,079	—	—	—	11,922	—	—	—	—	16,001
Dividends declared on preferred stock—$20 per share	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends declared on common stock—$$0.08 per share	—	—	—	—	—	—	—	—	(168,663)	—	—	—	(168,663)

Balance—December 31, 2011	11,841	$11,841,000	2,237,357	$2,237,357	90,000	$90,000	$(85,788)	$7,808,860	$25,827,612	(219,072)	$(1,810,313)	$2,624,450	$48,533,178

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$268,626	$629,196	$1,026,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,882,409	2,465,000	2,960,237
Depreciation	710,092	722,618	787,946
Amortization and accretion—net	993,420	1,053,547	657,824
Provision (benefit) for deferred income taxes	(3,027,049)	407,800	(1,861,536)
Gains on sales of securities	(201,421)	(590,129)	(676,425)
Gains on sales of assets	(6,162)	—	—
Stock based compensation plan	—	41,662	33,751
Restricted stock based compensation plan	5,062	2,511	10,302
Decrease in carrying value of other real estate owned	1,258,602	1,978,031	258,336
Changes in assets and liabilities, net of acquisition:
Change in other assets	1,580,054	(272,993)	(6,475,774)
Change in accrued expenses and other liabilities	1,228,889	(736,522)	1,221,223

Net cash provided by (used in) operating activities	6,692,522	5,700,721	(2,057,551)

INVESTING ACTIVITIES:
Net cash and cash equivalents acquired from branch purchase	—	—	45,430,851
Net change in certificates of deposit	50,000	—	195,000
Proceeds from the sales and maturities of securities available for sale	36,591,365	49,137,806	44,262,111
Proceeds from the maturities of securities held to maturity	15,046	594,523	668,207
Purchases of securities available for sale	(29,602,262)	(65,324,143)	(67,392,061)
Net change in other investments	746,000	199,500	30,100
Net change in loans	(12,963,368)	2,434,082	(1,203,756)
Purchases of premises and equipment	(421,856)	(418,292)	(1,075,810)
Proceeds from sale of premises and equipment	10,000	—	—
Net proceeds from sale of other real estate owned	3,522,834	3,089,164	1,042,478

Net cash provided by (used in) investing activities	(2,052,241)	(10,287,360)	21,957,120

FINANCING ACTIVITIES:
Net change in deposits	$5,426,625	$11,591,944	$(1,331,360)
Principal payments on note payable	—	—	(239,647)
Net increase (decrease) in Federal Home Loan Bank advances	(17,889)	(14,167,536)	(14,217,188)
Common stock dividend paid	(168,663)	(169,051)	(399,191)
Preferred stock dividend paid	(236,820)	(330,001)	(258,061)
Net sale (purchase) of treasury stock	(5,372)	—	8,139
Proceeds from issuance of preferred stock	—	4,379,000	7,462,000
Proceeds from issuance of common stock	16,001	9,670	—

Net cash provided by (used in) financing activities	5,013,882	1,314,026	(8,975,308)

Net change in cash and cash equivalents	9,654,163	(3,272,613)	10,924,261
CASH AND CASH EQUIVALENTS
Beginning of year	23,797,498	27,070,111	16,145,850

End of year	$33,451,661	$23,797,498	$27,070,111

Supplemental disclosures of cash paid during the year for:
Interest	$1,695,829	$2,640,531	$4,504,692
Income taxes	11,628	59,500	726,057
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	5,747,670	3,340,027	8,263,447
Change in unrealized gain (loss) on investment securities available for sale—net of tax	2,837,423	(984,425)	696,698
Cumulative effect of adoption of fair value option	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

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

        On September 17, 2010, the Company issued 4,379 shares of its Series C Preferred Shares to the Treasury as part of its TARP Community Development Capital Initiative for a total of 11,841 shares of Series B and C Preferred Shares issued to the Treasury. The issuance of the Series B and Series C Preferred Shares was a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        The Series B and Series C Preferred Shares qualify as Tier 1 capital and will pay cumulative dividends at a rate of 2% per annum for the first eight years after the Closing Date and 9% per annum

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

thereafter. The Company may, subject to consultation with the Federal Reserve Bank of Atlanta, redeem the Series B and Series C Preferred Shares at any time for its aggregate liquidation amount plus any accrued and unpaid dividends.

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks and federal funds sold. The Federal Reserve Bank (the "FRB") requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company's daily average balance with the FRB. This reserve requirement represents 3% of the Company's daily average demand deposit balance between $11.5 million and $71 million and 10% of the Company's daily average demand deposit balance above $71 million.

        Interest-bearing Deposits with Banks—Substantially all of the Company's interest-bearing deposits with banks represent funds maintained on deposit at the Federal Reserve Bank of Atlanta (the 'FRB") and the Federal Home Loan Bank of Atlanta (FHLB). These funds fluctuate daily and are used to manage the Company's liquidity and borrowing position. Funds can be withdrawn daily from this account and accordingly, the carrying amount of this account is at cost which is deemed to be a reasonable estimate of fair value.

        Other Investments—Other investments consist of Federal Home Loan Bank stock and Federal Reserve Bank stock which are restricted and have no readily determinable market value. These investments are carried at cost.

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). The Company had no investment securities classified as trading securities during 2011, 2010, or 2009.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts are presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2011, 2010 or 2009.

        Loans Receivable and Allowance for Loan Losses—Loans are reported at principal amounts outstanding plus direct origination costs, net of loan fees. Interest income is recognized over the term of the loan based on the principal amount outstanding. Loan fees and certain direct origination costs

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are deferred and amortized over the estimated terms of the loans using the level yield method. Premiums and discounts on loans purchased are amortized and accreted using the level yield method over the estimated remaining life of the loan purchased. The accretion and amortization of loan fees, origination costs, and premiums and discounts are presented as a component of loan interest income on the Consolidated Statements of Income.

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

        Loans are generally placed on nonaccrual status when the full and timely collection of principal or interest becomes uncertain or the loan becomes contractually in default for 90 days or more as to either principal or interest, unless the loan is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, current period accrued and uncollected interest is charged-off against interest income on loans unless management believes the accrued interest is recoverable through the liquidation of collateral. Loans are returned to accrual status when payment has been made according to the terms and conditions of the loan for a continuous six month period.

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

        Troubled Debt Restructurings—Loans to be restructured are identified based on an assessment of the borrower's credit status, which involves, but is not limited to, a review of financial statements, payment delinquency, non-accrual status, and risk rating. Determining the borrower's credit status is a continual process that is performed by the Company's staff with periodic participation from an independent external loan review group.

        Troubled debt restructurings ("TDR") generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company seeks to assist these borrowers by working with them to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan while ensuring compliance with the Federal Financial Institutions Examination Council (FFIEC) guidelines. To facilitate this process, a

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

formal concessionary modification that would not otherwise be considered may be granted resulting in classification of the loan as a TDR.

        The modification may include a change in the interest rate or the payment amount or a combination of both. Substantially all modifications completed under a formal restructuring agreement are considered TDRs. Modifications can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. These restructurings rarely result in the forgiveness of principal or interest. Nonperforming commercial TDRs may be returned to accrual status based on a current, well-documented credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower's sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status.

        With respect to commercial TDRs, an analysis of the credit evaluation, in conjunction with an evaluation of the borrower's performance prior to the restructuring, are considered when evaluating the borrower's ability to meet the restructured terms of the loan agreement. Nonperforming commercial TDRs may be returned to accrual status based on a current, well-documented credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower's sustained historical repayment performance for a reasonable period (generally a minimum of six months) prior to the date on which the loan is returned to accrual status.

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

Buildings and improvements	5 - 40 years
Furniture and equipment	3 - 10 years

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transactions in other real estate owned for the years ended December 31, 2011 and 2010 are summarized below:

	Years Ended December 31,
	2011	2010
Balance—beginning of year	$9,109,603	$10,836,771
Additions	5,747,670	3,340,027
Sales	(3,522,834)	(3,089,164)
Write downs	(1,258,602)	(1,978,031)

Balance—end of year	$10,075,837	$9,109,603

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

        The following table presents information about our intangible assets:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$3,676,106	$1,670,454	$3,676,106	$1,198,536

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2011	2010	2009
Aggregate amortization expense of core deposit intangibles	$471,918	$489,665	$407,178

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2012	$471,918
2013	$471,918
2014	$471,918
2015	$471,918
2016 and thereafter	$117,980

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        There were no options granted in 2011, 2010 and 2009.

        On May 28, 2009, the stockholders of the Company approved the Long Term Incentive Plan which provides for the issuance of restricted common stock for performance compensation. In 2009, 13,590 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.55. The 2009 restricted common stock vests at a rate of 33.3% per year, commencing on January 1, 2010. At December 31, 2011, 66.67% of restricted shares of common stock were vested. The remaining restricted shares will vest on January 1, 2012.

        In 2010, 15,000 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.50. The 2010 restricted common stock will vest 100% (Cliff vesting) on January 1, 2013.

        In 2011, 11,000 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.20. The 2011 restricted common stock will vest 100% (Cliff vesting) on January 1, 2013.

        Recently Issued Accounting Standards—In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 3.

        Disclosures about Troubled Debt Restructurings ("TDRs") required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011. In April 2011, FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

        See Note 3 to the consolidated financial statements for the Disclosures related to TDRs under ASU 2010-20.

        In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company beginning January 1, 2011, and is not expected to have a material impact on the financial statements.

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

        The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. ASU 2011-12 was issued in December 2011 to defer the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the 2011 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

2. INVESTMENT SECURITIES

        Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2011:
State, county, and municipal securities	$42,640,465	$3,268,872	$1,028	$45,908,309
Mortgage-backed securities	67,940,959	1,405,456	116,957	69,229,458
Corporate securities	9,684,599	—	579,903	9,104,696

Totals	$120,266,023	$4,674,328	$697,888	$124,242,463

At December 31, 2010:
State, county, and municipal securities	$46,806,735	$438,879	$1,341,400	$45,904,214
Mortgage-backed securities	72,342,879	1,256,807	630,606	72,969,080
Corporate securities	8,528,250	30,435	76,804	8,481,881

Totals	$127,677,864	$1,726,121	$2,048,810	$127,355,175

        Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2011:
State, county, and municipal securities	$3,292,492	$83,898	—	$3,376,390
Mortgage-backed securities	1,477	21	—	1,498

Totals	$3,293,969	$83,919	$—	$3,377,888

At December 31, 2010:
State, county, and municipal securities	$3,294,356	$85,669	$4,735	$3,375,290
Mortgage-backed securities	16,673	728	—	17,401

Totals	$3,311,029	$86,397	$4,735	$3,392,691

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

2. INVESTMENT SECURITIES (Continued)

        The amortized costs and fair values of investment securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,477	$1,498	$250,000	$250,688
Due after one year through five years	1,747,202	1,779,491	6,238,192	5,770,937
Due after five years through ten years	1,545,290	1,596,899	26,715,337	27,832,025
Due after ten years	—	—	87,062,494	90,388,813

	$3,293,969	$3,377,888	$120,266,023	$124,242,463

        Proceeds from the sale of securities were $9,221,000, $18,398,000, and $26,620,000 in 2011, 2010, and 2009, respectively. Gross realized gains on sales of securities were $381,702, $590,129, and $687,305 in 2011, 2010, and 2009, respectively. Gross realized losses on sales of securities were $180,281 and $10,880 in 2011 and 2009, respectively. There were no realized losses in 2010.

        Investment securities with carrying values of approximately $85,776,000 and $70,239,000 at December 31, 2011 and 2010, respectively, were pledged to secure public funds on deposit and for other purposes as required by law, FHLB advances and a $21.6 million line of credit at the Federal Reserve Bank discount window.

        Those investment securities held to maturity and available for sale which have an unrealized loss position at December 31, 2011 and 2010 are detailed below:

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
At December 31, 2011:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available for Sale
Municipal securities	$—	$—	$188,972	$(1,028)	$188,972	$(1,028)
Mortgage-backed securities	16,456,324	(85,695)	2,180,154	(31,262)	18,636,478	(116,957)
Corporate securities	5,226,732	(457,867)	3,877,964	(122,036)	9,104,696	(579,903)

Total	$21,683,056	$(543,562)	$6,247,090	$(154,326)	$27,930,146	$(697,888)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

2. INVESTMENT SECURITIES (Continued)

        There were no held to maturity securities in an unrealized loss position at December 31, 2011.

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
At December 31, 2010:	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available for Sale
Municipal securities	$29,020,594	$(1,309,720)	$424,292	$(31,680)	$29,444,886	$(1,341,400)
Mortgage-backed securities	23,830,317	(437,141)	3,286,680	(193,465)	27,116,997	(630,606)
Corporate securities	6,184,320	(76,804)	—	—	6,184,320	(76,804)

Total	$59,035,231	$(1,823,665)	$3,710,972	$(225,145)	$62,746,203	$(2,048,810)

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Held to Maturity
Municipal securities	$275,265	$(4,735)	$—	$—	$275,265	$(4,735)

        Securities classified as available for sale are recorded at fair market value and held to maturity securities are recorded at amortized cost. At December 31, 2011 and 2010, the Company had 5 and 7 investment securities, respectively, that were in an unrealized loss position for more than 12 months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

2. INVESTMENT SECURITIES (Continued)

correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans outstanding, by classification, are summarized as follows (amounts in thousands):

	December 31,
	2011	2010
Commercial, financial, and agricultural	$22,706	$6,348
Commercial Real Estate	126,675	135,400
Single-Family Residential	37,539	39,536
Construction and Development	5,377	7,435
Consumer	7,090	7,463

	199,387	196,182
Allowance for loan losses	3,956	4,188

	$195,431	$191,994

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

  •
  The Company's loans to area churches were approximately $44.5 million and $43.7 million at December 31, 2011 and 2010, respectively, which are generally secured by real estate.

  •
  The Company's loans to area convenience stores were approximately $10.6 million and $11.3 million at December 31, 2011 and 2010, respectively. Loans to convenience stores are generally secured by real estate.

  •
  The Company's loans to area hotels were approximately $29.0 million and $20.9 million at December 31, 2011 and 2010, respectively, which are generally secured by real estate.

        Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$4,188,022	$4,094,258	$4,658,608
Provision for loan losses	3,882,409	2,465,000	2,960,237
Loans charged off	(4,301,629)	(2,521,994)	(3,802,909)
Recoveries on loans previously charged off	186,929	150,758	278,322

Balance—end of year	$3,955,731	$4,188,022	$4,094,258

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Year Ended December, 2011
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Beginning balance	$365	$2,616	$376	$290	$541	$4,188
Provision for loan losses	262	1,852	1,049	932	(212)	3,883
Loans charged-off	(262)	(2,302)	(749)	(773)	(216)	(4,302)
Recoveries on loans charged-off	29	40	20	—	98	187

Ending Balance	$394	$2,206	$696	$449	$211	$3,956

	For the Year Ended December, 2010
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Beginning balance	$358	$2,654	$440	$290	$352	$4,094
Provision for loan losses	99	886	616	371	493	2,465
Loans charged-off	(100)	(935)	(697)	(371)	(419)	(2,522)
Recoveries on loans charged-off	8	11	17	—	115	151

Ending Balance	$365	$2,616	$376	$290	$541	$4,188

        Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off.

        In determining our allowance for loan losses, we regularly review loans for specific reserves based on the appropriate impairment assessment methodology. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2011 and 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. General reserves are determined using historical loss trends measured over a rolling four quarter average for consumer loans, and a three year average loss factor for commercial loans which is applied to risk rated loans grouped by Federal Financial Examination Council ("FFIEC") call code. For commercial loans, the general reserves are calculated by applying the appropriate historical loss factor to the loan pool. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our total allowance for loan losses.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At December 31, 2011
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$732	$—	$20	$—	$752

Total specific reserves	—	732	—	20	—	752
General reserves	394	1,474	696	429	211	3,204

Total	$394	$2,206	$696	$449	$211	$3,956

Loans individually evaluated for impairment	$—	$15,506	$—	$634	$—	$16,140
Loans collectively evaluated for impairment	22,706	111,169	37,539	4,743	7,090	183,247

Total	$22,706	$126,675	$37,539	$5,377	$7,090	$199,387

	At December 31, 2010
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$257	$2,129	$—	$301	$—	$2,687

Total specific reserves	257	2,129	—	301	—	2,687
General reserves	108	487	376	(11)	541	1,501

Total	$365	$2,616	$376	$290	$541	$4,188

Loans individually evaluated for impairment	$257	$28,646	$—	$1,649	$—	$30,552
Loans collectively evaluated for impairment	6,091	106,754	39,536	5,786	7,463	165,630

Total	$6,348	$135,400	$39,536	$7,435	$7,463	$196,182

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table presents impaired loans by class of loan (in thousands):

	At December 31, 2011
	Impaired Loans—With Allowance			Impaired Loans—With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC's and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	1,712	1,712	161	2,810	2,810	4,596	52
Non-owner occupied	6,398	6,398	522	5,075	4,184	11,107	873
Multi-family	402	402	49	—	—	407	40
Construction and Development:
Construction	—	—	—	479	291	327	35
Improved Land	557	276	20	151	67	384	15
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—

Total	$9,069	$8,788	$752	$8,515	$7,352	$16,821	$1,015

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At December 31, 2010
	Impaired Loans—With Allowance			Impaired Loans—With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC's and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	257	257	257	—	—	301	18
Commercial Real Estate:
Owner occupied	4,097	4,097	509	11,903	11,781	14,456	1,419
Non-owner occupied	10,484	10,484	1,620	2,634	1,872	11,726	110
Multi-family	—	—	—	412	412	311	181
Construction and Development
Construction	1,649	1,649	301	—	—	1,564	95
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—

Total	$16,487	$16,487	$2,687	$14,949	$14,065	$28,358	$1,823

        Included in the tables above, there were 36 and 37 loans restructured totaling $9,095,000 and $9,799,000 with a valuation allowance of $39,000 and $271,000 at December 31, 2011 and December 31, 2010, respectively. Total impaired loans decreased by $14,411,000 to $16,140,000 at December 31, 2011 compared to $30,551,000 at December 31, 2010. This decline was due to the improved cash flow performance of approximately $7,004,000 in commercial real estate loans and, as a result, the loans were no longer considered impaired. The remaining decrease was due to foreclosures, write-downs, and principal pay downs.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table is an aging analysis of our loan portfolio (in thousands):

	At December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,691	$800	$3,550	$6,041	$22,121	$28,162	$—	$4,546
HELOC's and equity	261	—	931	1,192	8,185	9,377	—	932
Commercial:
Secured	13	—	6	19	17,653	17,672	—	6
Unsecured	—	—	—	—	5,034	5,034	—	—
Commercial Real Estate:
Owner occupied	1,095	546	1,904	3,545	55,834	59,379	—	2,087
Non-owner occupied	6,330	1,788	1,957	10,075	48,343	58,418	—	4,793
Multi-family	—	—	—	—	8,878	8,878	—	—
Construction and Development:
Construction	291	—	—	291	3,107	3,398	—	—
Improved Land	—	—	247	247	1,278	1,525	—	247
Unimproved Land	—	—	207	207	247	454	—	206
Consumer and Other	55	1	126	182	6,908	7,090	—	135

Total	$9,736	$3,135	$8,928	$21,799	$177,588	$199,387	$—	$12,952

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$4,243	$1,325	$2,234	$7,802	$22,123	$29,925	$—	$3,135
HELOC's and equity	260	218	788	1,266	8,345	9,611	—	788
Commercial:
Secured	—	—	80	80	5,912	5,992	—	80
Unsecured	—	—	—	—	356	356	—	—
Commercial Real Estate:
Owner occupied	835	1,902	62	2,799	56,108	58,907	—	62
Non-owner occupied	248	893	6,761	7,902	58,933	66,835	—	8,099
Multi-family	—	—	257	257	9,401	9,658	—	257
Construction and Development:
Construction	4,503	—	389	4,892	324	5,216	—	389
Improved Land	3	146	136	285	1,496	1,781	—	201
Unimproved Land	—	—	—	—	438	438	—	—
Consumer and Other	118	47	242	407	7,056	7,463	—	229

Total	$10,210	$4,531	$10,949	$25,690	$170,492	$196,182	$—	$13,240

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

        Commercial, financial and agricultural loans—We centrally underwrite each of our commercial loans based primarily upon the customer's ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. We endeavor to gain a complete understanding of our borrower's businesses including the experience and background of the principals. To the extent that the loan is secured by collateral, which is a predominant feature of the majority of our commercial loans, we gain an understanding of the likely value of the collateral and what level of strength the collateral brings to the loan transaction. To the extent that the principals or other parties provide personal guarantees, we analyze the relative financial strength and liquidity of each guarantor. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of our collateral. Due to the concentration of loans in the metro Atlanta and Birmingham areas, we are susceptible to changes in market and economic conditions of these areas.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Consumer—The installment loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

        Commercial Real Estate—Real estate commercial loans consist of loans secured by multifamily housing, commercial non-owner and owner occupied and other commercial real estate loans. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in our customer having to provide rental rate concessions to achieve adequate occupancy rates. Commercial owner-occupied and other commercial real estate loans are primarily dependent on the ability of our customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer's business results are significantly unfavorable versus the original projections, the ability for our loan to be serviced on a basis consistent with the contractual terms may be at risk. These loans are primarily secured by real property and can include other collateral such as personal guarantees, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation. Also, due to the concentration of loans in the metro Atlanta and Birmingham areas, we are susceptible to changes in market and economic conditions of these areas.

        Single-Family Residential—Real estate residential loans are to individuals and are secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Such a decline in values has led to unprecedented levels of foreclosures and losses during 2008-2011 within the banking industry.

        Construction and Development—Real estate construction loans are highly dependent on the supply and demand for residential and commercial real estate in the markets we serve as well as the demand for newly constructed commercial space and residential homes and lots that our customers are developing. Continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers. Real estate construction loans can experience delays in completion and cost overruns that exceed the borrower's financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table presents our loan portfolio by risk rating (in thousands):

	At December 31, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$28,162	$23,747	$—	$4,350	$65
HELOC's and equity	9,377	8,173	112	1,092	—
Commercial, financial, and agricultural:
Secured	17,672	17,503	13	156	—
Unsecured	5,034	5,034	—	—	—
Commercial Real Estate:
Owner occupied	59,380	53,749	36	5,595	—
Non-owner occupied	58,417	42,185	6,120	8,872	1,240
Multi-family	8,878	8,475	403	—	—
Construction and Development:
Construction	3,398	3,107	—	291	—
Improved Land	1,525	1,182	—	343	—
Unimproved Land	454	247	—	207	—
Consumer	7,090	6,934	19	129	8

Total	$199,387	$170,336	$6,703	$21,035	$1,313

	At December 31, 2010
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$29,671	$25,812	$234	$3,625	$—
HELOC's and equity	9,865	8,401	134	1,330	—
Commercial, financial, and agricultural:
Secured	4,888	4,808	1	79	—
Unsecured	1,460	1,237	—	223	—
Commercial Real Estate:
Owner occupied	58,907	48,162	4,861	5,884	—
Non-owner occupied	66,835	53,564	426	12,845	—
Multi-family	9,658	9,116	411	131	—
Construction and Development:
Construction	5,216	349	—	4,867	—
Improved Land	1,781	1,220	—	561	—
Unimproved Land	438	438	—	—	—
Consumer	7,463	7,175	27	261	—

Total	$196,182	$160,282	$6,094	$29,806	$—

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. As of December 31, 2011, the Company did not identify any loans as TDRs under the amended guidance for which the loan was previously measured under a general allowance methodology.

	December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
Residential mortgages	5	$597,386	$613,034
HELOC's and equity	1	20,677	20,676
Commercial Real Estate:
Owner occupied	3	1,273,586	1,281,829
Non-owner occupied	1	957,659	957,659
Consumer and Other	2	18,301	18,421

Total	12	$2,867,609	$2,891,619

        During 2011, the Company modified 12 loans that were considered to be troubled debt restructurings. We extended the terms on 4 loans, decreased the interest rate on 1 loan, and extended the terms and decreased the interest rate on 7 loans.

December 31, 2011
	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted During the Period:
Residential:
Residential mortgages	—	$—
HELOC's and equity	—	—
Commercial Real Estate:
Owner occupied	—	—
Non-owner occupied	—	—
Consumer and Other	—	—

Total	—	$—

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        During 2011, no loans that had previously been restructured were in default. In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss. The Company considers a default as failure to comply with the restructured loan agreement. This would include the restructured loan being past due greater than 90 days, failure to comply with financial covenants, or failure to maintain current insurance coverage or real estate taxes after the loan restructured date.

4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2011	2010
Land	$2,250,250	$2,250,250
Buildings and improvements	7,450,367	7,425,633
Furniture and equipment	8,750,180	8,353,942

	18,450,797	18,029,825
Less accumulated depreciation	11,222,633	10,509,585

	$7,228,164	$7,520,240

        Depreciation expense amounted to $710,000, $723,000 and $788,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

5. DEPOSITS

        The following is a summary of interest-bearing deposits:

	December 31,
	2011	2010
NOW and money market accounts	$94,339,313	$96,412,271
Savings accounts	31,458,141	31,840,525
Time deposits of $100,000 or more	120,235,638	108,609,961
Other time deposits	37,416,314	42,198,144

	$283,449,406	$279,060,901

        The Company participates in the Certificate of Deposit Account Registry Services ("CDARS"), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. The Company had $17,819,248 and $14,813,000 in CDARS deposits at December 31, 2011 and 2010, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

5. DEPOSITS (Continued)

        At December 31, 2011, maturities of time deposits are approximately as follows:

2012	$138,602,851
2013	11,665,988
2014	2,802,294
2015	3,052,066
2016 and thereafter	1,528,753

$157,651,952

6. OTHER BORROWINGS

        Federal Home Loan Bank Advances—In August 2006, the Company received an Affordable Housing Program Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2011 and 2010 had a remaining balance of approximately $310,000 and $328,000, respectively. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages, and certain commercial real estate loans and investment securities. As of December 31, 2011 and 2010, total loans pledged as collateral were $28,964,000 and $42,044,000, respectively.

        As of December 31, 2011 and 2010, maturities of the Company's Federal Home Loan Bank Advances are approximately as follows:

		December 31,
Maturity	Rate	2011	2010
August-2026(1)	N/A	$309,947	$327,836

		$309,947	$327,836

(1)
Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

        At December 31, 2011, the Company has a $77.1 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $310,000 and a letter of credit to secure public deposits in the amount of $20 million. The Company also had $21.6 million of borrowing capacity at the Federal Reserve Bank discount window.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

7. INCOME TAXES

        The components of income tax expense consist of:

	2011	2010	2009
Current tax expense (benefit)	$675,212	$(227,637)	$(319,787)
Deferred tax expense (benefit)	(1,757,769)	(675,112)	144,673

Total income tax expense (benefit)	$(1,082,557)	$(902,749)	$(175,114)

        Income tax expense for the years ended December 31, 2011, 2010, and 2009 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2011	2010	2009
Income tax expense at statutory rate	$(276,737)	$(93,008)	$289,493
Tax-exempt interest income—net of disallowed interest expense	(593,502)	(600,841)	(447,184)
Nondeductible expenses	—	14,165	11,737
Cash surrender value of life insurance income	(125,420)	(130,151)	(130,866)
Other—net	(86,898)	(92,914)	101,706

Income tax expense (benefit)	$(1,082,557)	$(902,749)	$(175,114)

        In 2011, the valuation allowance increased by $2,180.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

7. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2011	2010
Deferred tax assets:
Net operating losses and credits	$1,199,939	$563,278
Net unrealized loss on securities available for sale	—	109,714
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,377,136	1,403,616
Nonaccrual loan interest	1,009,721	189,800
Postretirement benefit accrual, deferred compensation	1,032,690	1,017,693
Other real estate owned	734,217	563,904
Other	468,851	327,306

Gross deferred tax asset	5,822,554	4,175,311
Valuation allowance	(130,823)	(128,643)

Total deferred tax assets	5,691,731	4,046,668

Deferred tax liabilities:
Net unrealized gain on securities available for sale	1,351,989	—
Purchased loan discount	102,625	136,832
Premises and equipment	310,796	285,419
Other	213,764	207,926

Total deferred tax liabilities	1,979,174	630,177

Net deferred tax assets	$3,712,557	$3,416,491

        The Company has, at December 31, 2011, net operating loss carryforwards of approximately $1,222,574 for federal purposes and $3,303,617 for state income tax purposes, which begin to expire in the year 2016. The Company also has certain state income tax credits of $390,724 at December 31, 2011 which begins to expire in the year 2012. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $130,823 valuation allowance has been provided against state tax carry forwards totaling $3,307,617.

        Tax returns for 2008 and subsequent years are subject to examination by taxing authorities.

        The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

8. EMPLOYEE BENEFITS

        Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

8. EMPLOYEE BENEFITS (Continued)

December 31, 2011, 2010 and 2009, the Company recognized $105,000, $93,000 and $93,000, respectively, in expenses related to this plan. The Bank previously had Post Retirement Benefit Plans that provide retirement benefits to certain officers, board members, certain former officers and former board members. The Bank also has a Life Insurance Endorsement Method Split Dollar Plan ("Split Dollar Life Insurance Plan") for the same participants which provide death benefits for their designated beneficiaries through an endorsement of a portion of the death benefit otherwise payable to the Bank. Under the Post Retirement Benefit and Split Dollar Life Insurance Plans ("The Plans"), the Board purchased life insurance contracts on certain participants. During 2008, the Bank discontinued participation in The Plans and converted certain key officers and active board members into a defined Supplemental Retirement Benefit Plans ("SERP") and certain key officers into a Life Insurance Bonus Plan. Certain other participants were paid-out with eight participants remaining in The Plans.

        The increase in cash surrender value for the contracts on those participants remaining in the Post Retirement Benefit Plan, less the Bank's premiums, constitutes the Bank's contribution to the Post Retirement Benefit Plans each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the Post Retirement Benefit Plan. At December 31, 2011 and 2010, the cash surrender value of these insurance contracts was $11,217,000 and $10,848,000, respectively.

        During 2009, the Company converted the Post Retirement Benefit Plan for its key officers and active Board members into the SERP. For the SERP and the Post Retirement Benefit Plans, the Company recognized $376,000, $606,000, and $723,000 in 2011, 2010 and 2009, respectively, in noninterest expenses. The Company recognized $366,000, $379,000 and $385,000 in 2011, 2010 and 2009, respectively, in noninterest income related to the insurance contracts. Upon completion of the conversion, most key officers and active Board members participating in the Split Dollar Life Insurance Plan surrendered their interest in the death benefit portion of the plan. In exchange for relinquishing the postretirement death benefit, the Company implemented a Life Insurance Bonus Plan ("The Bonus Plan") for most key officers to provide death benefits for their designated beneficiaries. The Company pays the participating officers an annual compensation amount, which, in the past has been grossed-up for income tax purposes, to pay the annual premiums on the insurance policies. However, as of 2009, under stipulations of TARP, the Company did not gross-up the annual amount for income tax purposes. The Company incurred $78,000 and $75,000 in expenses related to the Bonus Plan in 2011 and 2010, respectively. In 2009, the Company incurred $75,000 in expenses related to the Bonus Plan.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

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

	Approximate Contractual Amount
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$18,035,000	$20,072,000
Commercial letters of credit	2,367,000	2,499,000

        Leases—The Company leases its main office and a branch location. The main office lease commenced on October 26, 2006 and has a 10 year term. The lease requires monthly payments starting at $29,466 for the first year, increasing 3% per year thereafter. The lease is renewable at the bank's option for one five year term. The branch lease commenced on June 1, 2007 and has a 7 year term. The lease requires monthly payments of $5,500 for four years and monthly lease payments of $6,000 for three years. The lease is renewable at the bank's option for two five year terms.

        As of December 31, 2011, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2012	$513,114
2013	526,275
2014	497,872
2015	476,231
2016 and Thereafter	365,269

$2,378,761

        Rent expense in 2011, 2010, and 2009 was approximately $495,000, $484,000, and $497,000, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Legal—During 2007, legal fees were awarded in the amount of $200,000 related to a case brought to conclusion in 2006 in which a $100,000 judgment was levied against the Company. The Company accrued for these losses in the respective year of the judgments. On March 14, 2008, the Court of Appeals of Georgia reversed the trial court and granted the Company a new trial on the compensatory damages. A date for the new trial on the compensatory damages has not been scheduled by the Court at March 30, 2012. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's Consolidated Financial Statements.

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

        A summary of the status of the Company's stock options as of December 31, 2011, 2010, and 2009, and changes during the years ended on those dates is presented below:

	2011				2010		2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	110,053	$10.17	4.86		123,503	$10.16	127,003	$10.80
Granted	—	—			—	—	—	—
Exercised	—	—			—	—	—	—
Expired/Terminated	(6,500)	9.70			(13,450)	10.08	(3,500)	9.88

Outstanding—end of year	103,553	$10.20	3.97	$—	110,053	$10.17	123,503	$10.16

Options exercisable at year-end	103,553	$10.20	3.97	$—	101,220	$10.32	92,836	$10.50

Shares available for grant	219,033				216,033		206,083

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

10. STOCK OPTIONS (Continued)

        The following table summarizes information about stock options outstanding under the Company's plan at December 31, 2011:

	Shares	Weighted Average Grant Day Fair Value
Non-vested—beginning of year	8,833	$2.89
Granted	—	$—
Vested	(8,333)	$2.89
Expired/Terminated	(500)	$2.89

Non-vested—at year-end	—	$—

        The total fair value of options vested during 2011, 2010 and 2009 was $26,000, $60,000 and $79,000 respectively. Total compensation cost recognized during 2010 and 2009 was approximately $42,000, and $34,000 respectively. There was no compensation cost recognized during 2011.

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2011, 2010, 2009.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2011
Basic earnings per share available to common stockholders	$31,806	2,120,366	$0.02
Nonvested resticted stock grant	—	13,822	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$31,806	2,134,188	$0.02

Year ended December 31, 2010
Basic earnings per share available to common stockholders	$315,572	2,107,619	$0.15
Nonvested resticted stock grant	—	18,878	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$315,572	2,126,497	$0.15

Year ended December 31, 2009
Basic earnings per share available to common stockholders	$714,612	2,102,677	$0.34
Nonvested resticted stock grant	—	11,325	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$714,612	2,114,002	$0.34

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

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

        Investment Securities Available for Sale—Measurement is on a recurring basis based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange or by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities issued both by government sponsored enterprises and private label mortgage-backed securities. Generally these fair values are priced from established pricing models. Level 3 securities include corporate debt obligations and asset-backed securities that are less liquid or for which there is an inactive market.

        Loans—Loans that are considered impaired are recorded at fair value on a non-recurring basis. Once a loan is considered impaired, measurement is based upon FASB ASC 310-10-35 "Loan Impairment." The fair value is estimated using one of several methods, including collateral liquidation

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2011 and 2010, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the company records the fair value based upon a current appraisal the fair value measurement is considered Level 2. When a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

        Other Real Estate Owned (OREO)—OREO is carried at the lower of carrying value or fair value on a non-recurring basis. Fair value is based upon independent appraisals or management's estimation of the collateral. When the OREO value is based upon a current appraisal it is considered a Level 2 measurement. When a current appraisal is not available or there is estimated further impairment the measurement is considered a Level 3 measurement.

        Goodwill and Other Intangible Assets—Goodwill and other intangible assets are measured for impairment on an annual basis, as of September 30, or more frequently if there is a change in circumstances. If the goodwill or other intangibles exceed the fair value, an impairment charge is recorded in an amount equal to the excess. Impairment is tested utilizing accepted valuation techniques utilizing discounted cash flows of the business unit, and implied fair value based on a multiple of earnings and tangible book value for merger transactions. The measurement of these fair values is considered a Level 3 measurement.

        The following tables present financial assets and financial liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.

	Fair Value Measurements at December 31, 2011
	Assets/Liabilities Measured at Fair Value December 31, 2011	Quoted Prices In Active Market for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale:		$—		$—
State, county, and municipal securities	$45,908,000	—	$45,908,000	—
Mortgage-backed securities	69,229,000	—	69,229,000	—
Corporate securities	9,105,000	—	9,105,000	—
Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$14,774,000	—	—	$14,774,000
Construction & Development	614,000	—	—	614,000
Other real estate owned	10,076,000	—	—	10,076,000
Goodwill	362,000	—	—	362,000
Core deposit intangibles	2,006,000	—	—	2,006,000

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurements at December 31, 2010
	Assets/Liabilities Measured at Fair Value December 31, 2010	Quoted Prices In Active Market for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale:		$—		$—
State, county, and municipal securities	$45,904,000	—	$45,904,000	—
Mortgage-backed securities	72,969,000	—	72,969,000	—
Corporate securities	8,482,000	—	8,482,000	—
Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$26,517,000	—	—	$26,517,000
Construction and Development	1,348,000	—	—	1,348,000
Other real estate owned	9,110,000	—	—	9,110,000
Goodwill	362,000	—	—	362,000
Core deposit intangibles	2,478,000	—	—	2,478,000

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$5,683	$5,683	$4,764	$4,764
Interest-bearing deposits with banks	27,769	27,769	19,033	19,033
Cetificates of deposit	100	100	150	150
Investment securities	127,536	127,620	130,666	130,748
Other investments	1,312	1,312	2,058	2,058
Loans—net	195,432	195,815	191,994	192,893
Cash surrender value of life insurance	11,217	11,217	10,848	10,848
Financial liabilities:
Deposits	343,031	335,890	337,604	325,744
Advances from Federal Home Loan Bank	310	310	328	328
	Notional amount	Estimated fair value	Notional amount	Estimated fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$18,035	—	$20,072	—
Commercial letters of credit	2,367	—	2,499	—

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 2011, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

13. STOCKHOLDERS' EQUITY (Continued)

maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital (to risk weighted assets):
Consolidated	$44,205	18%	$20,185	8%	N/A	N/A
Bank	43,378	17%	20,197	8%	$25,247	10%
Tier I capital (to risk weighted assets):
Consolidated	41,041	16%	10,093	4%	N/A	N/A
Bank	40,214	16%	10,098	4%	15,148	6%
Tier I capital (to average assets):
Consolidated	41,041	11%	15,327	4%	N/A	N/A
Bank	40,214	10%	15,282	4%	17,103	5%
As of December 31, 2010
Total capital (to risk weighted assets):
Consolidated	$45,293	18%	$19,768	8%	N/A	N/A
Bank	43,920	18%	19,822	8%	$24,778	10%
Tier I capital (to risk weighted assets):
Consolidated	42,190	17%	9,884	4%	N/A	N/A
Bank	40,809	16%	9,911	4%	14,867	6%
Tier I capital (to average assets):
Consolidated	42,190	11%	15,697	4%	N/A	N/A
Bank	40,809	10%	15,653	4%	19,566	5%

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

        When the Company received a capital investment from the United States Department of the Treasury in exchange for Preferred Stock under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on March 6, 2009, the Company became subject to additional limitations on the

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

13. STOCKHOLDERS' EQUITY (Continued)

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

        The Company paid dividends of $169,000 on its common stock in 2011 and 2010. The annual dividend payout rate was $0.08 per common share in 2011 and 2010. In addition, the Company paid cash dividends totaling $236,820 in 2011 and $330,000 in 2010 on its preferred stock issued to the Treasury.

14. RELATED-PARTY TRANSACTIONS

        Certain of the Company's directors, officers, principal stockholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2011 and 2010. Some of the Company's directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2011 and 2010.

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

        The following table summarizes the activity in these loans during 2011 and 2010:

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$9,910,009	$4,688,707
New loans	2,591,519	5,440,424
Repayments	(427,697)	(219,122)

Balance—end of year	$12,073,831	$9,910,009

        Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $6,502,533 and $6,202,000 at December 31, 2011 and 2010, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

        Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2011	2010	2009
Professional services—legal	$596,841	$467,698	$450,080
Professional services—other	561,831	592,338	918,228
Stationery and supplies	204,082	233,329	249,459
Advertising	151,765	241,279	277,408
Data processing	529,359	539,046	543,463
ATM charges	219,069	286,412	450,516
Postage	154,049	166,005	217,131
Telephone	304,156	292,670	325,323
FDIC insurance premium	647,804	795,558	656,000
Amortization of core deposit intangible	471,918	489,665	407,179
Security and protection expense	469,576	392,737	374,379
Other benefit expenses	375,548	606,377	722,511
Other losses	148,594	141,114	265,739
Other miscellaneous expenses	1,014,769	954,523	1,030,700

	$5,849,361	$6,198,751	$6,888,116

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2011	December 31, 2010
Balance Sheets
Assets:
Cash	$767,853	$1,366,667
Investment in Bank	47,706,232	44,435,640
Other assets	85,939	64,044

	$48,560,024	$45,866,351

Liabilities and stockholders' equity:
Other liabilities	$26,846	$49,430

Total liabilities	26,846	49,430
Stockholders' equity	48,533,178	45,816,921

	$48,560,024	$45,866,351

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	For the Years Ended December 31,
	2011	2010	2009
Statements of Income and Comprehensive Income
Total revenue	$—	$—	$—

Interest expense	—	—	2,109
Other expense	249,311	217,873	316,254

Total expenses	249,311	217,873	318,363

Loss before income tax benefit and equity in undistributed earnings of the subsidiaries	(249,311)	(217,873)	(318,363)
Income tax benefit	84,769	66,890	62,459

Loss before equity in undistributed earnings of the subsidiaries	(164,542)	(150,983)	(255,904)
Equity in undistributed earnings of the subsidiaries	433,168	780,179	1,282,469

Net income	268,626	629,196	1,026,565
Change in other comprehensive income	2,837,423	(984,425)	696,698

Comprehensive income	$3,106,049	$(355,229)	$1,723,263

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	Years Ended December 31,
	2011	2010	2009
Statements of Cash Flows
Cash flows from operating activities—Net income	$268,626	$629,196	$1,026,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the subsidiaries	(433,168)	(780,179)	(1,282,469)
Stock based compensation plan	—	41,662	33,751
Restricted stock based compensation plan	5,062	2,511	10,302
Change in other assets	(21,895)	342,780	(62,460)
Change in other liabilities	(22,585)	5,745	16,071

Net cash provided by (used in) operating activities	(203,960)	241,715	(258,240)

Cash flows from investing activities:
Investment in subsidiaries	—	(3,300,000)	(6,000,000)
Dividends from subsidiaries	—	—	—

Net cash provided by (used in) investing activities	—	(3,300,000)	(6,000,000)

Cash flows from financing activities:
Payment on note payable	—	—	(239,647)
Common stock dividend paid	(168,663)	(169,051)	(399,191)
Preferred stock dividend paid	(236,820)	(330,001)	(258,061)
Net sale (purchase) of treasury stock	(5,372)	—	8,139
Proceeds from issuance of common stock	16,001	—	—
Proceeds from issuance of preferred stock	—	4,379,000	7,462,000

Net cash cash provided by (used in) financing activities	(394,854)	3,879,948	6,573,240

Net change in cash	(598,814)	821,663	315,000
Cash:
Beginning of year	1,366,667	545,004	230,004

End of year	$767,853	$1,366,667	$545,004

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$2,109
Income taxes	$8,000	$59,500	$726,057
Noncash investing activity:
Change in Bank's unrealized gain (loss) on investment securities available for sale—net of tax	$2,837,423	$(984,425)	$696,698

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents the Company's quarterly financial data for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share amounts):

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Interest Income	$4,011	$4,140	$4,035	$3,907
Interest expense	438	407	365	317

Net Interest income	3,573	3,733	3,670	3,590
Provision for loan losses	475	1,478	780	1,149
Non-interest income	1,241	1,171	1,411	1,638
Non-interest expense	4,252	4,227	4,387	4,093

Income (loss) before income taxes	87	(801)	(86)	(14)
Income tax expense (benefit)	(130)	(427)	(178)	(348)

Net income (loss)	217	(374)	92	334
Preferred dividends accrued	59	59	59	60

Net income (loss) available to common stockholders	$158	$(433)	$33	$274

Net income per common share—basic and diluted	$0.08	$(0.20)	$0.02	$0.12

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Interest Income	$4,505	$4,284	$4,582	$4,171
Interest expense	702	670	601	502

Net Interest income	3,803	3,614	3,981	3,669
Provision for loan losses	630	860	450	525
Non-interest income	1,752	1,218	1,479	1,779
Non-interest expense	4,241	5,913	4,387	4,562

Income (loss) before income taxes	684	(1,941)	623	361
Income tax expense (benefit)	59	(837)	38	(163)

Net income (loss)	625	(1,104)	585	524
Preferred dividends accrued	93	94	67	60

Net income (loss) available to common stockholders	$532	$(1,198)	$518	$464

Net income per common share—basic and diluted	$0.25	$(0.57)	$0.25	$0.22

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2011

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

  (a)
  (2)  The financial statement schedules are either included in the financial statements or are not applicable.

  (a)
  (3)  Exhibit List

Exhibit Number		Exhibit
3.1		The Articles of Incorporation.(1)
3.2		Amendment to the Articles of Incorporation.(2)
3.3		Bylaws.(3)
4.1		Instruments Defining the Rights of Security Holders.(4)
10.1	*	Employment Agreement dated January 30, 1998 between James E. Young and Citizens Bancshares Corporation.(5)
10.2	*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(5)
10.3	*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(5)
10.4	*	Citizens Bancshares Corporation 2009 Long-Term Incentive Plan(6)
10.5	*	Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation(7)
10.6	*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation(8)
10.7	*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation(9)
10.8	*	Director Supplemental Executive Retirement Plan(10)
10.9	*	Senior Officer Supplemental Executive Retirement Plan(11)
10.10	*	Supplemental Executive Retirement Plan Joinder Agreement for James S. Young(12)
10.11	*	Supplemental Executive Retirement Plan Joinder Agreement for Cynthia N. Day(13)
10.12	*	Supplemental Executive Retirement Plan Joinder Agreement for Samuel J. Cox(14)
10.13		First Amendment to Employment Agreement by and between James E. Young and Citizens Bancshares Corporation.(15)
10.14	*	First Amendment to Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation.(16)
10.15	*	First Amendment to Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation.(17)

Exhibit Number		Exhibit
10.16	*	First Amendment to Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation.(18)
10.17
Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.(19)
10.18		Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, regarding the American Recovery and Reinvestment Act of 2009.(20)
10.19		Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, pursuant to Section 113(d)(3) of the Emergency Economic Stabilization Act of 2008.(21)
10.20		Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury.(22)
10.21		Form of Waiver.(23)
10.22		Letter Agreement, dated August 13, 2010, including Exchange Agreement—Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury.(24)
10.23		Form of Waiver.(25)
10.24
Letter Agreement, dated September 17, 2010, including Securities Purchase Agreement—Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury.(26)
10.25		Form of Waiver.(27)
10.26		TARP Recipient Third Fiscal Year Principal Executive Officer and Principal Financial Officer Certification
21.1		List of subsidiaries.(28)
23.1		Consent of Elliott Davis, LLC.
24.1		Power of Attorney (appears on the signature page of this Annual Report on Form 10-K)
31.1		Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101		Interactive Data Files(29)

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

      (6)
      Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

      (7)
      Incorporated by reference to Exhibit 10.7 in the Company's Form 10-K for the year ended December 31, 2006.

      (8)
      Incorporated by reference to Exhibit 10.8 in the Company's Form 10-K for the year ended December 31, 2006.

      (9)
      Incorporated by reference to Exhibit 10.9 in the Company's Form 10-K for the year ended December 31, 2006.

      (10)
      Incorporated by reference to Exhibit of 10.11 in the Company's Form 10-K for the year ended December 31, 2007.

      (11)
      Incorporated by reference to Exhibit of 10.12 in the Company's Form 10-K for the year ended December 31, 2007.

      (12)
      Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated August 7, 2008.

      (13)
      Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated August 7, 2008.

      (14)
      Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated August 7, 2008.

      (15)
      Incorporated by reference to Exhibit 10.18 of the Company's Form 10-K dated March 30, 2008.

      (16)
      Incorporated by reference to Exhibit 10.19 of the Company's Form 10-K dated March 30, 2008.

      (17)
      Incorporated by reference to Exhibit 10.20 of the Company's Form 10-K dated March 30, 2008.

      (18)
      Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K dated March 30, 2008.

      (19)
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

      (23)
      Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated March 6, 2009.

      (24)
      Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated August 12, 2010.

      (25)
      Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated August 12, 2010.

      (26)
      Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated September 16, 2010.

      (27)
      Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated September 16, 2010.

      (28)
      The Company has only one subsidiary, Citizens Trust Bank.

      (29)
      Interactive data files providing financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
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

CITIZENS BANCSHARES CORPORATION
By:	/s/ CYNTHIA N. DAY Cynthia N. Day President and Chief Executive Officer
Date: March 30, 2012

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Cynthia N. Day and Samuel J. Cox and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAY ROBINSON Ray Robinson	Chairman of the Board	March 30, 2012
/s/ ROBERT L. BROWN Robert L. Brown	Director	March 30, 2012
/s/ STEPHEN ELMORE Stephen Elmore	Director	March 30, 2012
/s/ C. DAVID MOODY C. David Moody	Director	March 30, 2012

Signature	Title	Date

/s/ MERCY P. OWENS Mercy P. Owens	Director	March 30, 2012
/s/ DONALD RATAJCZAK Donald Ratajczak	Director	March 30, 2012
/s/ H. JEROME RUSSELL H. Jerome Russell	Director	March 30, 2012
/s/ JAMES E. WILLIAMS James E. Williams	Director	March 30, 2012
/s/ CYNTHIA N. DAY Cynthia N. Day	Director, President and Chief Executive Officer*	March 30, 2012
/s/ SAMUEL J. COX Samuel J. Cox	Executive Vice President and Chief Financial Officer**	March 30, 2012

*
Principal executive officer

**
Principal accounting and financial officer