Form 10-Q
period 2012-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2012-05-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,025,530 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on May 11, 2012.

PART 1.                FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 AND DECEMBER 31, 2011

(In thousands, except share data)

	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$6,140	$5,683
Interest-bearing deposits with banks	30,467	27,769
Certificates of deposit	100	100
Investment securities available for sale, at fair value	135,937	124,242
Investment securities held to maturity, at cost	3,293	3,294
Other investments	1,312	1,312
Loans receivable, net	190,412	195,431
Premises and equipment, net	7,109	7,228
Cash surrender value of life insurance	11,286	11,217
Foreclosed real estate	10,033	10,076
Other assets	10,865	10,808

Total assets	$406,954	$397,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$67,987	$59,582
Interest-bearing deposits	285,126	283,449

Total deposits	353,113	343,031

Accrued expenses and other liabilities	5,038	5,286
Advances from Federal Home Loan Bank	305	310

Total liabilities	358,456	348,627

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,245,364 and 2,237,357 shares issued at March 31, 2012 and December 31, 2011, respectively	2,245	2,237
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(118)	(86)
Additional paid-in capital	7,847	7,809
Retained earnings	25,902	25,828
Treasury stock at cost, 219,834 and 219,072 shares at March 31, 2012 and December 31, 2011, respectively	(1,813)	(1,810)
Accumulated other comprehensive income, net of income taxes	2,504	2,624

Total stockholders’ equity	48,498	48,533

	$406,954	$397,160

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$3,006	$2,928
Investment securities:
Taxable	504	615
Tax-exempt	409	454
Interest-bearing deposits	16	14
Total interest income	3,935	4,011

Interest expense:
Deposits	297	438
Total interest expense	297	438

Net interest income	3,638	3,573

Provision for loan losses	750	475

Net interest income after provision for loan losses	2,888	3,098

Noninterest income:
Service charges on deposits	780	863
Gain on sales of securities	322	63
Gain on sales of assets	—	6
Other operating income	370	309

Total noninterest income	1,472	1,241

Noninterest expense:
Salaries and employee benefits	1,650	1,825
Net occupancy and equipment	644	584
Amortization of core deposit intangible	118	118
FDIC insurance	146	198
Other real estate owned, net	767	330
Other operating expenses	1,051	1,197

Total noninterest expense	4,376	4,252

Income (loss) before income taxes	(16)	87

Income tax benefit	(149)	(130)

Net income	$133	$217
Preferred dividends	59	59

Net income available to common shareholders	$74	$158

Net income per common share - basic	$0.03	$0.08

Net income per common share - diluted	$0.03	$0.07

Weighted average common outstanding shares - basic	2,134	2,105

Weighted average common outstanding shares - diluted	2,148	2,120

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - In thousands)

	Three Months Ended March 31,
	2012	2011

Net Income	$133	$217

Other Comprehensive Income
Unrealized holding gain on investment securities available for sale, net of tax of $48 for 2012 and $352 for 2011	93	683
Reclassification adjustment for holding gains included in net income, net of tax of $109 for 2012 and $21 for 2011	(213)	(42)

Total Comprehensive Income	$13	$858

	Three Months Ended March 31,
	2012	2011

Disclosure of reclassification amount, net of tax for the periods ended:
Net unrealized gain arising during the year	141	1,035
Reclassification adjustment for holding gains included in net income	(322)	(63)
	(181)	972
Tax effect	(61)	331
Net unrealized (loss) gain on securities available for sale	$(120)	$641

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited - In thousands)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2010	12	$11,841	2,233	$2,233	90	$90	$(107)	$7,813	$25,965	(218)	$(1,805)	$(213)	$45,817

Net income	—	—	—	—	—	—	—	—	217	—	—	—	217
Unrealized holding gains on investment securities available for sale—net of taxes of $352	—	—	—	—	—	—	—	—	—	—	—	683	683
Less reclassification adjustment for holding gains included in net income—net of taxes of $21	—	—	—	—	—	—	—	—	—	—	—	(42)	(42)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	4	4	—	—	—	12	—	—	—	—	16
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—
Nonvested restricted stock	—	—	—	—	—	—	11	(32)	—	—	—	—	(21)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(5)	—	(5)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)
Dividends declared - common	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance—March 31, 2011	12	$11,841	2,237	$2,237	90	$90	$(96)	$7,793	$26,123	(219)	$(1,810)	$428	$46,606

Balance—December 31, 2011	12	$11,841	2,237	$2,237	90	$90	$(86)	$7,809	$25,828	(219)	$(1,810)	$2,624	$48,533

Net income	—	—	—	—	—	—	—	—	133	—	—	—	133
Unrealized holding gains on investment securities available for sale—net of taxes of $48	—	—	—	—	—	—	—	—	—	—	—	93	93
Less reclassification adjustment for holding gains included in net income—net of taxes of $109	—	—	—	—	—	—	—	—	—	—	—	(213)	(213)
Issuance of common stock	—	—	8	8	—	—	—	23	—	—	—	—	31
Issuance of restricted stock	—	—	—	—	—	—	(32)	15	—	—	—	—	(17)
Nonvested restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(3)	—	(3)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)

Balance—March 31, 2012	12	$11,841	2,245	$2,245	90	$90	$(118)	$7,847	$25,902	(220)	$(1,813)	$2,504	$48,498

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(In thousands)

	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$133	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	475
Depreciation	170	170
Amortization and accretion, net	248	288
Provision for deferred income tax benefit	177	(99)
Gains on sale of assets and investments, net	(322)	(63)
Net loss on sale of other real estate owned	43	14
Restricted stock based compensation plan	(16)	21
Decrease in carrying value of other real estate owned	651	284
Change in other assets	(364)	202
Change in accrued expenses and other liabilities	(249)	(45)

Net cash provided by operating activities	1,221	1,464

INVESTING ACTIVITIES:
Net change in certificates of deposit	—	50
Proceeds from calls and maturities of investment securities held to maturity	1	2
Proceeds from sales and maturities of investment securities available for sale	10,953	7,661
Purchases of investment securities available for sale	(22,720)	(2,000)
Net change in loans receivable	3,462	(256)
Proceeds from the sale of premises and equipment	—	6
Proceeds from the sale of other real estate owned	243	117
Purchases of premises and equipment, net	(51)	(27)

Net cash provided by (used in) investing activities	(8,112)	5,553

FINANCING ACTIVITIES:
Net change in deposits	10,082	4,649
Net change in advances from Federal Home Loan Bank	(5)	(4)
Proceeds from issuance of common stock	31	16
Purchase of treasury stock	(3)	(5)
Dividends paid - preferred	(59)	(59)

Net cash provided by financing activities	10,046	4,597

Net change in cash and cash equivalents	3,155	11,614

Cash and cash equivalents, beginning of period	33,452	23,797

Cash and cash equivalents at end of period	$36,607	$35,411

Supplemental disclosures of cash paid during the period for:
Interest	$307	$502

Income taxes	$28	$8

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$895	3,471
Change in unrealized gain on investment securities available for sale, net of taxes	$(120)	$641

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2012 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2012 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could affect the accounting, reporting, and disclosure of financial information by the Company:

In September 2011, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments were effective for the Company on January 1, 2012.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$39,382	$2,816	$1	$42,197
Mortgage-backed securities	83,056	1,345	66	84,335
Corporate securities	9,700	58	353	9,405

Totals	$132,138	$4,219	$420	$135,937

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$42,640	$3,269	$1	$45,908
Mortgage-backed securities	67,941	1,405	117	69,229
Corporate securities	9,685	—	580	9,105

Totals	$120,266	$4,674	$698	$124,242

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,292	$66	$—	$3,358
Mortgage-backed securities	1	—	—	1

Totals	$3,293	$66	$—	$3,359

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,293	$84	$—	$3,377
Mortgage-backed securities	1	—	—	1

Totals	$3,294	$84	$—	$3,378

The amortized costs and fair values of investment securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1	$1	$250	$251
Due after one year through five years	1,747	1,770	6,244	5,974
Due after five years through ten years	1,545	1,588	29,234	30,541
Due after ten years	—	—	96,410	99,171

	$3,293	$3,359	$132,138	$135,937

Securities with carrying values of $82,734,000 and $85,776,000 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, FHLB advances and a $20.2 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Proceeds from the sale of securities were $3,356,000 and $2,339,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. Gross realized gains on securities were $322,000  and $68,000 for the three months ended March 31, 2012 and 2011, respectively. For the three month periods ended March 31, 2012 and 2011, gross realized losses on securities were zero and $5,000, respectively.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At March 31, 2012

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$13,262	$(47)	$1,747	$(19)	$15,009	$(66)

Municipal securities	189	(1)	—	—	189	(1)

Corporate	3,127	(261)	3,908	(92)	7,035	(353)

Total	$16,578	$(309)	$5,655	$(111)	$22,233	$(420)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2012.

At December 31, 2011

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$16,456	$(86)	$2,180	$(31)	$18,636	$(117)

Municipal securities	—	—	189	(1)	189	(1)

Corporate	5,227	(458)	3,878	(122)	9,105	(580)

Total	$21,683	$(544)	$6,247	$(154)	$27,930	$(698)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2011.

The Company’s available for sale portfolio had four investment securities at March 31, 2012 and five investment securities at December 31, 2011 that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

As of the date of its evaluation, the Company did not intend to sell and has the ability to hold these securities and it is more likely than not that the Company will not be required to sell those securities before recovery of its amortized cost or the security matures. The Company believes, based on industry analyst reports and credit ratings, that it will continue to receive scheduled interest payments as well as the entire principal balance, and the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

3. LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011

Commercial, financial, and agricultural	$21,686	$22,706
Commercial Real Estate	122,205	126,675
Single-Family Residential	36,701	37,539
Construction and Development	6,776	5,377
Consumer	6,971	7,090
	194,339	199,387
Allowance for loan losses	3,927	3,956

	$190,412	$195,431

Activity in the allowance for loan losses is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011

Balance at beginning of year	$3,956	$4,188	$4,188
Provision for loan losses	750	3,883	475
Loans charged-off	(823)	(4,302)	(858)
Recoveries on loans previously charged-off	44	187	36
Balance at end of year	$3,927	$3,956	$3,841

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended March 31, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	(10)	414	204	148	(6)	750
Loans charged-off	(7)	(631)	(134)	(29)	(22)	(823)
Recoveries on loans charged-off	8	7	4	—	25	44
Ending Balance	$385	$1,996	$770	$568	$208	$3,927

	For the Year Ended December, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$365	$2,616	$376	$290	$541	$4,188
Provision for loan losses	262	1,852	1,049	932	(212)	3,883
Loans charged-off	(262)	(2,302)	(749)	(773)	(216)	(4,302)
Recoveries on loans charged-off	29	40	20	—	98	187
Ending Balance	$394	$2,206	$696	$449	$211	$3,956

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At March 31, 2012
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$601	$17	$48	$—	$666
Total specific reserves	—	601	17	48	—	666
General reserves	385	1,395	753	520	208	3,261
Total	$385	$1,996	$770	$568	$208	$3,927

Loans individually evaluated for impairment	$—	$12,451	$637	$576	$—	$13,664
Loans collectively evaluated for impairment	21,686	109,754	36,064	6,200	6,971	180,675
Total	$21,686	$122,205	$36,701	$6,776	$6,971	$194,339

	At December 31, 2011
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$732	$—	$20	$—	$752
Total specific reserves	—	732	—	20	—	752
General reserves	394	1,474	696	429	211	3,204
Total	$394	$2,206	$696	$449	$211	$3,956

Loans individually evaluated for impairment	$—	$15,506	$—	$634	$—	$16,140
Loans collectively evaluated for impairment	22,706	111,169	37,539	4,743	7,090	183,247
Total	$22,706	$126,675	$37,539	$5,377	$7,090	$199,387

The following table presents impaired loans by class of loan (in thousands):

	At March 31, 2012
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	479	479	17	253	158	711	5
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	1,773	1,773	49	3,138	3,023	4,828	64
Non-owner occupied	4,350	4,295	499	3,640	2,957	7,696	262
Multi-family	403	403	53	—	—	406	8
Construction and Development:
Construction	—	—	—	489	301	343	18
Improved Land	556	275	48	—	—	620	3
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—	—
Total	$7,561	$7,225	$666	$7,520	$6,439	$14,604	$360

	At December 31, 2011
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	1,712	1,712	161	2,810	2,810	4,596	52
Non-owner occupied	6,398	6,398	522	5,075	4,184	11,107	873
Multi-family	402	402	49	412	—	407	40
Construction and Development
Construction	—	—	—	479	291	327	35
Improved Land	557	276	20	151	67	384	15
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$9,069	$8,788	$752	$8,927	$7,352	$16,821	$1,015

Included in the tables above, there were 38 and 36 loans restructured totaling $11,682,000 and $9,095,000 with a valuation allowance of $522,000 and $39,000 at March 31, 2012 and December 31, 2011, respectively.  Total impaired loans decreased by $2,476,000 to $13,664,000 at March 31, 2012, compared to $16,140,000 at December 31, 2011.  This decline was due to the pay-off a large hotel loan.  The remaining decrease was due to foreclosures, write-downs, and principal paydowns.

The following table is an aging analysis of our loan portfolio (in thousands):

	At March 31, 2012
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$2,665	$—	$2,753	$5,418	$21,759	$27,177	$—	$3,811
HELOC’s and equity	226	14	865	1,105	8,419	9,524	—	905
Commercial:
Secured	61	—	3	64	15,896	15,960	—	3
Unsecured	25	—	—	25	5,701	5,726	—	—
Commercial Real Estate:
Owner occupied	2,190	244	60	2,494	55,790	58,284	—	2,771
Non-owner occupied	383	3,247	2,597	6,227	48,860	55,087	—	4,005
Multi-family	101	—	—	101	8,733	8,834	—	—
Construction and Development:
Construction	—	—	—	—	5,619	5,619	—	—
Improved Land	301	—	180	481	115	596	—	180
Unimproved Land	—	—	123	123	438	561	—	123
Consumer	33	1	134	168	6,803	6,971	—	134
Total	$5,985	$3,506	$6,715	$16,206	$178,133	$194,339	$—	$11,932

	At December 31, 2011
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,691	$800	$3,550	$6,041	$22,121	$28,162	$—	$4,546
HELOC’s and equity	261	—	931	1,192	8,185	9,377	—	932
Commercial:
Secured	13	—	6	19	17,653	17,672	—	6
Unsecured	—	—	—	—	5,034	5,034	—	—
Commercial Real Estate:
Owner occupied	1,095	546	1,904	3,545	55,834	59,379	—	2,087
Non-owner occupied	6,330	1,788	1,957	10,075	48,343	58,418	—	4,793
Multi-family	—	—	—	—	8,878	8,878	—	—
Construction and Development:
Construction	291	—	—	291	3,107	3,398	—	—
Improved Land	—	—	247	247	1,278	1,525	—	247
Unimproved Land	—	—	207	207	247	454	—	206
Consumer and Other	55	1	126	182	6,908	7,090	—	135
Total	$9,736	$3,135	$8,928	$21,799	$177,588	$199,387	$—	$12,952

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

Single-family Residential— Real estate residential loans are to individuals and are secured by 1-4 family residential property.  Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Such a decline in values has led to unprecedented levels of foreclosures and losses during 2008-2012 within the banking industry.

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

Risk categories—The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if appropriately classified and impaired, if any. All other loan relationships greater than $750,000 are reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will evaluate the loan grade.

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

The following table presents our loan portfolio by risk rating (in thousands):

	At March 31, 2012
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$27,177	$23,179	$1,244	$2,754	$—
HELOC’s and equity	9,524	8,379	144	941	60
Commercial:
Secured	15,960	13,876	2,006	78	—
Unsecured	5,726	5,678	—	48	—
Commercial Real Estate:
Owner occupied	58,284	52,729	1,177	4,378	—
Non-owner occupied	55,087	41,748	6,068	5,209	2,062
Multi-family	8,834	7,841	993	—	—
Construction and Development:
Construction	5,619	5,318	—	301	—
Improved Land	596	320	—	228	48
Unimproved Land	561	181	—	380	—
Consumer and Other	6,971	6,793	21	146	11
Total	$194,339	$166,042	$11,653	$14,463	$2,181

	At December 31, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$28,162	$23,747	$—	$4,350	$65
HELOC’s and equity	9,377	8,173	112	1,092	—
Commercial:
Secured	17,672	17,503	13	156	—
Unsecured	5,034	5,034	—	—	—
Commercial Real Estate:
Owner occupied	59,380	53,749	36	5,595	—
Non-owner occupied	58,417	42,185	6,120	8,872	1,240
Multi-family	8,878	8,475	403	—	—
Construction and Development:
Construction	3,398	3,107	—	291	—
Improved Land	1,525	1,182	—	343	—
Unimproved Land	454	247	—	207	—
Consumer and Other	7,090	6,934	19	129	8
Total	$199,387	$170,336	$6,703	$21,035	$1,313

The following table details troubled debt restructurings identified during the three month period ended March 31, 2012 (in thousands):

	For Three Month Period Ended March 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
HELOC’s and equity	—	$—	$—
Commercial Real Estate:
Owner occupied	2	1,633	1,716
Non-owner occupied	2	947	953
Total	4	$2,580	$2,669

The following table provides the types of troubled debt restructurings made for the quarter ended March 31, 2012, as well as the loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the three month period ended March 31, 2012 (in thousands):

	For Three Month Period Ended March 31, 2012
	All restructurings		Restructurings with subsequent payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end

Decreased the interest rate and loan term extension
Commercial, financial, and agricultural	2	$1,716	—	—
Commercial Real Estate	2	953	—	—
Single-family Residential	—	—	—	—
Construction and Development	—	—	—	—
Consumer	—	—	—	—
Total decreased the interest rate and loan term extension	4	$2,669	—	—

Total restructurings	4	$2,669	—	$—

There were no loans restructured in the last twelve months for which a subsequent payment default occurred during the three months ended March 31, 2012. The Company considers a default as failure to comply with the restructured loan agreement. This would include the restructured loan being past due greater than 90 days, failure to comply with financial covenants, or failure to maintain current insurance coverage or real estate taxes after the loan restructured date.

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

Other Real Estate Owned- Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The fair value of other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market.

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  There were no financial liabilities measured at fair value for the periods being reported (in thousands).

	Fair Value Measurements at March 31, 2012
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$42,197	$—	$42,197	$—
Mortgage-backed securities	84,335	—	84,335	—
Corporate securities	9,405	—	9,405	—
	$135,937		$135,937

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$11,850	$—	$—	$11,850
Single-family Residential	620	—	—	620
Construction and Development	528	—	—	528
Other real estate owned	10,033	—	—	10,033

	Fair Value Measurements at December 31, 2011
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,908	$—	$45,908	$—
Mortgage-backed securities	69,229	—	69,229	—
Corporate securities	9,105	—	9,105	—
	$124,242		124,242

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$14,774	$—	$—	$14,774
Construction and Development	614	—	—	614
Other real estate owned	10,076	—	—	10,076

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(dollars in thousands)	March 31, 2012	Technique	Inputs	Range

Impaired Loans:

Commercial Real Estate	$11,850	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$620	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$528	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$10,033	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

Cash, Due from Banks, Federal Funds Sold, Interest-Bearing Deposits with Banks and Certificates of Deposits—Fair value equals the carrying value of such assets due to their nature and is classified as Level 1.

Investment Securities—Fair value of investment securities are based on quoted market prices and is classified as Level 2.

Other Investments—The carrying amount of other investments approximates its fair value and is classified as Level 1.

Loans—The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings resulting in a Level 3 classification. For variable rate loans, the carrying amount is a reasonable estimate of fair value. The methods utilized to estimate the fair values of loans do not necessarily represent an exit price. The carrying amount of related accrued interest receivable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed.

Cash Surrender Value of Life Insurance—Cash values of life insurance policies are carried at the value for which such policies may be redeemed for cash and is classified as Level 1.

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities and is classified as Level 2.

Advances from Federal Home Loan Bank—The fair values of advances from the Federal Home Loan Bank are estimated by discounting the future cash flows using the rates currently available to the Bank for debt with similar remaining maturities and terms and is classified as Level 2.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 (in thousands):

	March 31, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	6,140	6,140	6,140	—	—
Interest-bearing deposits with banks	30,467	30,467	30,467	—	—
Cetificates of deposit	100	100	100	—	—
Investment securities	139,230	139,296	—	139,296	—
Other investments	1,312	1,312	1,312	—	—
Loans—net	190,412	191,333	—	—	191,333
Cash surrender value of life insurance	11,286	11,286	11,286	—	—

Financial liabilities:
Deposits	353,113	344,282	—	344,282	—
Advances from Federal Home Loan Bank	305	305	—	305	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 are as follows:

	2011
	Carrying	Estimated
	Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$5,683	$5,683
Interest-bearing deposits with banks	27,769	27,769
Cetificates of deposit	100	100
Investment securities	127,536	127,620
Other investments	1,312	1,312
Loans—net	195,432	195,815
Cash surrender value of life insurance	11,217	11,217

Financial liabilities:
Deposits	343,031	335,890
Advances from Federal Home Loan Bank	310	310

	Notional amount	Estimated fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$18,035	$—
Commercial letters of credit	2,367	—

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

	March 31,	December 31,
	2012	2011

Balance—beginning of period	$10,076	$9,110
Additions	895	5,748
Sales	(287)	(3,523)
Write downs	(651)	(1,259)

Balance—end of period	$10,033	$10,076

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

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.  The following table presents information about the Company’s intangible assets (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$1,788	$3,676	$1,670

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended March 31,
	2012	2011

Aggregate amortization expense of core deposit intangibles:	$118	$118

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2012	$472
2013	$472
2014	$472
2015	$472
2016 and thereafter	$118

7.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three month period ended March 31, 2012 and 2011 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended March 31, 2012

Basic earnings per share available to common stockholders	$74	2,134	$0.03
Nonvested restricted stock grant	—	14	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$74	2,148	$0.03

Three Months ended March 31, 2011

Basic earnings per share available to common stockholders	$158	2,105	$0.08
Nonvested restricted stock grant	—	15	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$158	2,120	$0.07

8.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

9.  RECLASSIFICATIONS

Certain amounts in the 2011 consolidated financial statements were reclassified to conform to the 2012 presentation. These reclassifications had no effect on stockholders’ equity or the results of operations as previously presented.

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

The following discussion is of the Company’s financial condition as of March 31, 2012 and December 31, 2011, and the changes in the financial condition and results of operations for the three month periods ended March 31, 2012 and 2011.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2012 or 2011.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security.  A decline in market value of any security below cost that is deemed other than temporary is charged to earnings or other comprehensive income resulting in the establishment of a new cost basis for the security.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At March 31, 2012, the Company had total assets of $406,954,000 compared to $397,160,000 at December 31, 2011.  Total assets consisted primarily of $140,542,000 in investments securities and $190,412,000 in net loans representing 35% and 47% of total assets, respectively.  Investment securities and net loans represented 32% and 49% of total assets, respectively, at December 31, 2011.

Interest-bearing deposits with banks increased by $2,698,000 to $30,467,000 for the three month period ended March 31, 2012 compared to December 31, 2011.  Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB).  These funds fluctuate daily and are used to manage the Company’s liquidity position.  The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets.  Net loans receivable decreased by $5,020,000 for the year. This decrease was primarily driven by the sale of a commercial real-estate loan with a carrying value of $2.5 million and normal principal paydowns which exceeded loan growth for the quarter.  As part of the Company’s strategy for 2012 to cleanse the balance sheet of nonperforming assets, the Company took an opportunity to liquidate a classified loan which had the potential for further deterioration in collateral value as well as performance of the loan. The Company continues to participate in a leasing arrangement with a Fortune 500 company and a cooperative of small and mid-sized banks to improve loan volume.

At March 31, 2012, other real estate owned decreased by a nominal amount to $10,033,000 compared to the year-end of 2011. The decrease is primarily due to the addition of properties totaling $895,000 during the three month period, offset by sales of $287,000 and write-downs totaling $651,000.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $69,000 to $11,286,000 at March 31, 2012.  The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at March 31, 2012 totaled $358,456,000 and consisted primarily of $353,113,000 in deposits, representing an increase of $10,082,000 compared to total deposits of $343,031,000 at December 31, 2011.  FHLB advances totaled $305,000 at March 31, 2012 compared to $310,000 at December 31, 2011.

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

At March 31, 2012 and December 31, 2011, the investment securities portfolio represented approximately 35% and 32%, respectively, of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011

Commercial, financial, and agricultural	$21,686	$22,706
Commercial Real Estate	122,205	126,675
Single-Family Residential	36,701	37,539
Construction and Development	6,776	5,377
Consumer	6,971	7,090
Loans receivable	194,339	199,387
Allowance for loan losses	3,927	3,956

Loans receivable, net	$190,412	$195,431

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is commercial real estate loans.  At March 31, 2012 and December 31, 2011, commercial real estate loans, which represent commercial and industrial real estate and other loans secured by multi-family properties, totaled $122 million and $127 million, respectively, and represented 63% of loans, net of unearned income for the periods reported.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches, which are generally secured by real estate, were approximately $44.4 million at March 31, 2012 and $44.5 million at December 31, 2011.

•                  The Company’s loans to area convenience stores were approximately $10.4 million at March 31, 2012 and $10.6 million at December 31, 2011.  Loans to convenience stores are generally secured by real estate.

•                 The Company’s loans to area hotels, which are generally secured by real estate, were approximately $25.9 million at March 31, 2012 and $29.0 million at December 31, 2011.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets.  Nonperforming loans generally include loans and leases whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties that are past due with respect to principal or interest more than 90 days and have been placed on nonaccrual status.

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

The financial and credit conditions in our local markets continue to experience difficulty during 2012. The unemployment rate in Metro Atlanta, our largest market, is projected to be 8.7% for March 2012.

For the period, nonperforming assets decreased $1,063,000 to $21,965,000 at March 31, 2012, compared to $23,028,000 at December 31, 2011.  The Company charged-off $823,000 in nonperforming loans during the first three months of 2012 compared to $858,000 for the same period last year.  OREO decreased by a nominal amount to $10,033,000 for the period.  At March 31, 2012, nonperforming assets represent 5.40% of total assets compared to 5.80% at December 31, 2011.  There were no loans greater than 90 days past due and still accruing interest at the end of the first quarter of 2012 or at December 31, 2011.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$6,256	$4,044
Other nonaccrual loans	5,676	8,908
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	11,932	12,952

Real estate acquired through foreclosure	10,033	10,076
Total nonperforming assets	$21,965	$23,028

Ratios:
Nonperforming loans to loans, net of unearned income	6.14%	6.50%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	10.75%	10.99%

Nonperforming assets to total assets	5.40%	5.80%

Allowance for loan losses to nonperforming loans	32.91%	30.54%

Allowance for loan losses to nonperforming assets	17.88%	17.18%

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

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).  At March 31, 2012 and December 31, 2011 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	March 31, 2012	December 31, 2011
Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,426	$5,051
Restructured loans nonaccruing	6,256	4,044
Other Loan Modifications	—	—
Total restructured and modified loans	$11,682	$9,095

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the first quarter of 2012, based on the Company’s evaluation, the provision for loan losses charged against operating earnings increased by $275,000 to $750,000 compared to $475,000 for the same three month period last year. Approximately $666,000 of the allowance for loan losses was allocated to loans management considered impaired at March 31, 2012, compared to $752,000 at December 31, 2011.

At March 31, 2012, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three month periods ended March 31, 2012 and 2011 (amount in thousands, except financial ratios):

	2012	2011

Loans, net of unearned income	$194,339	$192,129

Average loans, net of unearned income and the allowance for loan losses	$192,546	$190,828

Allowance for loan losses at the beginning of period	$3,956	$4,188

Loans charged-off:
Commercial, financial, and agricultural	7	—
Real estate - loans	794	809
Installment loans to individuals	22	49
Total loans charged-off	823	858

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	8	1
Real estate - loans	11	3
Installment loans to individuals	25	32
Total loans recovered	44	36

Net loans charged-off	779	822

Additions to allowance for loan losses charged to operating expense	750	475

Allowance for loan losses at period end	$3,927	$3,841

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.40%	0.43%

Ratio of allowance for loan losses to loans, net of unearned income	2.02%	2.00%

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	March 31, 2012		December 31, 2011
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$385	11%	$394	11%
Commercial Real Estate	1,996	63%	2,206	63%
Single-family Residential	770	19%	696	19%
Construction and Development	568	3%	449	3%
Consumer	208	4%	211	4%

Total allowance for loan losses	$3,927	100%	$3,956	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at March 31, 2012 increased by 2.9% or $10,082,000 to $353,113,000 compared to December 31, 2011.  The bank has a stable core deposit base with a high percentage of non-interest bearing deposits.  Noninterest-bearing deposits increased by $8,405,000, or 14.1%, to $67,987,000 due to additional funds received from municipal customers and interest-bearing deposits increased by $1,677,000, to $285,126,000 for the three month period ending March 31, 2012.  On an average basis, noninterest-bearing deposits increased for the first three months of the year to $63,938,000 compared to $61,064,000 at December 31, 2011.  Average interest-bearing deposits increased by $7,071,000 to $284,144,000 at March 31, 2012 compared to $277,073,000 at December 31, 2011.  As a result of the high level of low cost core deposits, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 4.31% at March 31, 2012 compared to 4.45% reported for the same period last year.

The Company is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts.  In addition, the Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments.  At March 31, 2012 and December 31, 2011, the Company had $17,825,000 and $17,819,000, respectively, in CDARS deposits.  Participation in these programs has enhanced the Company’s ability to retain Corporate and Governmental customers that make sizeable deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	March 31	December 31,
	2012	2011

NOW and money market accounts	$96,499	$94,339
Savings accounts	32,434	31,458
Time deposits of $100,000 or more	119,494	120,236
Other time deposits	36,699	37,416
	$285,126	$283,449

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

The Bank had outstanding advances from the FHLB of $305,000 at March 31, 2012 and $310,000 at December 31, 2011. These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of March 31, 2012 and December 31, 2011, total loans pledged as collateral was $28,964,000, respectively.

Maturity	Callable	Type		March 31, 2012		December 31, 2011
				(in thousands)

August 2026			(1)	—	305	—	310

Total Principal Outstanding					$305		$310

Weighted Average Rate at Period End				—%		—%

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At March 31, 2012, the Company had a $79.4 million line of credit facility at the FHLB of which $20.3 million was committed consisting of an advance of $305,000 and a letter of credit to secure public deposits in the amount of $20.0 million.  The Company also had $20.2 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended March 31, 2012, net interest income increased by $65,000 or 1.8% to $3,638,000 compared to $3,573,000 reported for the same period last year.  Total interest income declined by $76,000 to $3,935,000 compared to the same three month period in 2011 primarily due to a $156,000 decrease in interest income on investment securities, which was partially offset by an increase in interest income on loans of $78,000. Interest income on investment securities declined by $156,000 due to lower yields earned on investment securities compared to the first quarter of 2011.  Total interest expense for the period decreased by $141,000 or 32.2% compared to the same three month period in 2011 as the Company lowered its funding cost and improved its deposit mix.  At March 31, 2012, the Company’s annualized cost of funds was approximately 0.33% compared to 0.51%  for the same period last year.

At March 31, 2012, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 4.31% compared to 4.45% reported at March 31, 2011.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the first three months of 2012, the Company recognized a provision for loan losses of $750,000, a $275,000 or 57.9% increase, compared to $475,000 for the same period in 2011 due to a large charge-off during the first quarter of 2012.  The allowance for loan losses was $3,927,000 at March 31, 2012 compared to $3,956,000 at December 31, 2011.  The allowance for loan losses was 32.91% of nonperforming loans at March 31, 2012 and 30.54% at December 31, 2011.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At March 31, 2012, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,472,000 for the three month period ended March 31, 2012, an increase of $231,000, or 18.6% compared with the same period last year.  The increase in the first quarter of 2012 is primarily attributed to an increase in net gain on sales of securities of $259,000 to $322,000 at March 31, 2012, compared to $63,000 at March 31, 2011, and an increase in other operating income of $61,000 to $370,000, which were partially off-set by a decrease in service charges on deposits of $83,000 to $780,000. The majority of the decrease in service charges on deposits was due to lower NSF fees earned in the current quarter.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the first quarter of 2012 was relatively consistent at $4,376,000 compared to $4,252,000 for the same quarter last year.  OREO related expenses and write-downs increased by $437,000 to $767,000 from $330,000 reported for the first quarter of 2011, due to several additional write-downs of properties in 2012. For the three month period ended March 31, 2012, salaries and employee benefits decreased by $175,000 due to fewer full-time employees (“FTE”) at March 31, 2012 compared to March 31, 2011.  In its continual effort to manage it core expenses, the Company reduced its staffing level at March 31, 2012 to 207 FTE’s compared to 214 FTE’s at March 31, 2011.  The Company has also made the decision that no merit salary increases will be awarded in 2012.  Other operating expenses decreased by $146,000 due to lower professional fees, lower FDIC insurance premiums, and lower retirement plan accruals.  Net occupancy cost increased by $60,000, compared to the same period last year due to higher rental expense, equipment and software maintenance, and insurance expense.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2012.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2012.

	Cumulative amounts as of March 31, 2012
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$30,467	$—	$—	$—	$30,467
Certificates of deposit	—	100	—	—	100
Investments	120	132	7,721	131,257	139,230
Loans	42,662	29,636	86,390	35,651	194,339
Total interest-sensitive assets	$73,249	$29,868	$94,111	$166,908	$364,136

Interest-sensitive liabilities:
Deposits (a)	$192,309	$73,820	$18,997	$—	$285,126
Other borrowings	—	—	—	305	305
Total interest-sensitive liabilities	$192,309	$73,820	$18,997	$305	$285,431

Interest-sensitivity gap	$(119,060)	$(43,952)	$75,114	$166,603	$78,705

Cumulative interest-sensitivity gap to total interest-sensitive assets	(32.70)%	(44.77)%	(24.14)%	21.61%	21.61%

(a) Savings, Now, and money market deposits totaling $128,933 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts.  Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity.  At March, 31, 2012, the Company had a $79.4 million line of credit facility at the FHLB of which $20.3 million was committed consisting of an advance of $305,000 and a letter of credit to secure public deposits in the amount of $20.0 million.  The Company also had $20.2 million of borrowing capacity at the Federal Reserve Bank discount window.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity decreased by $35,000 for the three month period ended March 31, 2012. This decrease is primarily due to a decrease in the unrealized net gains of the investment portfolio as of March 31, 2012 compared to December 31, 2011.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 17% and 10% at March 31, 2012 and 18%, 16% and 11% at December 31, 2011, respectively.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 16% and 10% at March 31, 2012 and 17%, 16% and 10% at December 31, 2011, respectively. At March 31, 2012, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ‘‘well capitalized” under regulatory standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 in accumulating and communicating information to management, including the Chief Executive Officer, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended March 31, 2012, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A.               RISK FACTORS

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                        UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                        MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.                        OTHER INFORMATION

None

ITEM 6.                        EXHIBITS

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012 in XBRL.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date:	May 15, 2012	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date:	May 15, 2012	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and Chief Financial Officer