Form 10-Q
period 2012-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2012-08-14
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,025,530 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on August 10, 2012.

PART 1.                                                 FINANCIAL INFORMATION

ITEM 1.     Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012 AND DECEMBER 31, 2011

(In thousands, except share data)

	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$5,674	$5,683
Interest-bearing deposits with banks	25,259	27,769
Certificates of deposit	100	100
Investment securities available for sale, at fair value	130,565	124,242
Investment securities held to maturity, at cost	2,797	3,294
Other investments	1,671	1,312
Loans receivable, net	195,168	195,431
Premises and equipment, net	7,054	7,228
Cash surrender value of life insurance	9,489	11,217
Foreclosed real estate	7,064	10,076
Other assets	11,672	10,808

Total assets	$396,513	$397,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$65,416	$59,582
Interest-bearing deposits	262,577	283,449

Total deposits	327,993	343,031

Accrued expenses and other liabilities	5,035	5,286
Advances from Federal Home Loan Bank	15,301	310

Total liabilities	348,329	348,627

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,245,364 and 2,237,357 shares issued at June 30, 2012 and December 31, 2011, respectively	2,245	2,237
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(150)	(86)
Additional paid-in capital	7,940	7,809
Retained earnings	25,427	25,828
Treasury stock at cost, 219,834 and 219,072 shares at June 30, 2012 and December 31, 2011, respectively	(1,813)	(1,810)
Accumulated other comprehensive income, net of income taxes	2,604	2,624

Total stockholders’ equity	48,184	48,533

	$396,513	$397,160

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$3,201	$3,065	$6,207	$5,992
Investment securities:
Taxable	$532	603	1,036	1,218
Tax-exempt	$386	455	795	910
Interest-bearing deposits	$17	17	33	31
Total interest income	4,136	4,140	8,071	8,151

Interest expense:
Deposits	$272	407	569	846
Other borrowings	—	—	—	—
Total interest expense	272	407	569	846

Net interest income	3,864	3,733	7,502	7,305

Provision for loan losses	750	1,478	1,500	1,953

Net interest income after provision for loan losses	3,114	2,255	6,002	5,352

Noninterest income:
Service charges on deposits	774	854	1,554	1,717
Gain on sales of securities	13	32	335	95
Gain (loss) on sales of assets	—	—	—	6
Other operating income	778	285	1,148	595

Total noninterest income	1,565	1,171	3,037	2,413

Noninterest expense:
Salaries and employee benefits	1,658	1,749	3,308	3,573
Net occupancy and equipment	636	622	1,280	1,206
Amortization of core deposit intangible	118	118	236	236
FDIC insurance	169	192	315	390
Other real estate owned, net	1,663	275	2,430	605
Other operating expenses	1,143	1,271	2,194	2,468

Total noninterest expense	5,387	4,227	9,763	8,478

loss before income taxes	(708)	(801)	(724)	(713)

Income tax expense (benefit)	(461)	(427)	(610)	(557)

Net loss	$(247)	$(374)	$(114)	$(156)
Preferred dividends	59	59	118	118

Net loss available to common shareholders	$(306)	$(433)	$(232)	$(274)

Net loss per common share - basic	$(0.14)	$(0.20)	$(0.11)	$(0.13)

Net loss per common share - diluted	$(0.14)	$(0.20)	$(0.11)	$(0.13)

Weighted average common outstanding shares - basic	2,146	2,120	2,144	2,119

Weighted average common outstanding shares - diluted	2,163	2,120	2,161	2,119

Dividends per common share	$0.08	$0.08	$0.08	$0.08

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - In thousands)

	Three Months Ended
	June 30,
	2012	2011

Net Loss	$(247)	$(374)

Other Comprehensive Income
Unrealized holding gain on investment securities available for sale, net of tax of $52 for 2012 and $555 for 2011	109	1,077
Reclassification adjustment for holding gains included in net income, net of tax of $4 for 2012 and $11 for 2011	(9)	(21)

Total Comprehensive Income (Loss)	$(147)	$682

	Three Months Ended
	June 30,
	2012	2011

Disclosure of reclassification amount, net of tax for the periods ended:
Net unrealized gain arising during the period	161	1,632
Reclassification adjustment for holding gains included in net income	(13)	(32)
	148	1,600
Tax effect	48	544
Net unrealized gain on securities available for sale	$100	$1,056

	Six Months Ended
	June 30,
	2012	2011

Net Loss	$(114)	$(156)

Other Comprehensive Income
Unrealized holding gain on investment securities available for sale, net of tax of $105 for 2012 and $907 for 2011	201	1,760
Reclassification adjustment for holding gains included in net income, net of tax of $114 for 2012 and $32 for 2011	(221)	(63)

Total Comprehensive Income (Loss)	$(134)	$1,541

	Six Months Ended
	June 30,
	2012	2011

Disclosure of reclassification amount, net of tax for the periods ended:
Net unrealized gain arising during the year	306	2,667
Reclassification adjustment for holding gains included in net income	(335)	(95)
	(29)	2,572
Tax effect	(9)	875
Net unrealized (loss) gain on securities available for sale	$(20)	$1,697

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited - In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2010	12	$11,841	2,233	$2,233	90	$90	$(107)	$7,813	$25,965	(218)	$(1,805)	$(213)	$45,817

Net loss	—	—	—	—	—	—	—	—	(156)	—	—	—	(156)
Unrealized holding gains on investment securities available for sale—net of taxes of $907	—	—	—	—	—	—	—	—	—	—	—	1,760	1,760
Less reclassification adjustment for holding gains included in net income—net of taxes of $32	—	—	—	—	—	—	—	—	—	—	—	(63)	(63)

Issuance of common stock	—	—	4	4	—	—	—	12	—	—	—	—	16
Nonvested restricted stock	—	—	—	—	—	—	6	(16)	—	—	—	—	(10)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(5)	—	(5)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(118)	—	—	—	(118)
Dividends declared - common	—	—	—	—	—	—	—	—	(169)	—	—	—	(169)

Balance—June 30, 2011	12	$11,841	2,237	$2,237	90	$90	$(101)	$7,809	$25,522	(219)	$(1,810)	$1,484	$47,072

Balance—December 31, 2011	12	$11,841	2,237	$2,237	90	$90	$(86)	$7,809	$25,828	(219)	$(1,810)	$2,624	$48,533

Net loss	—	—	—	—	—	—	—	—	(114)	—	—	—	(114)
Unrealized holding gains on investment securities available for sale—net of taxes of $105	—	—	—	—	—	—	—	—	—	—	—	201	201
Less reclassification adjustment for holding gains included in net income—net of taxes of $114	—	—	—	—	—	—	—	—	—	—	—	(221)	(221)

Issuance of common stock	—	—	8	8	—	—	—	23	—	—	—	—	31
Nonvested restricted stock	—	—	—	—	—	—	(64)	108	—	—	—	—	44
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(3)	—	(3)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(118)	—	—	—	(118)
Dividends declared - common	—	—	—	—	—	—	—	—	(169)	—	—	—	(169)

Balance—June 30, 2012	12	$11,841	2,245	$2,245	90	$90	$(150)	$7,940	$25,427	(220)	$(1,813)	$2,604	$48,184

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(In thousands)

	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(114)	$(156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,500	1,953
Depreciation	334	343
Amortization and accretion, net	677	460
Provision for deferred income tax benefit	127	(643)
Gains on sale of assets and investments, net	(335)	(101)
Restricted stock based compensation plan	44	(10)
Decrease in carrying value of other real estate owned	1,970	505
Change in other assets	510	(808)
Change in accrued expenses and other liabilities	(251)	648
Net cash provided by operating activities	4,462	2,191

INVESTING ACTIVITIES:
Net change in certificates of deposit	—	50
Proceeds from calls and maturities of investment securities held to maturity	496	6
Proceeds from sales and maturities of investment securities available for sale	18,641	20,077
Purchases of investment securities available for sale	(25,464)	(8,691)
Net change in loans receivable	(2,276)	(6,294)
Proceeds from the sale of premises and equipment	—	10
Proceeds from the sale of other real estate owned	2,088	1,975
Purchases of premises and equipment, net	(160)	(211)
Net cash provided by (used in) investing activities	(6,675)	6,922

FINANCING ACTIVITIES:
Net change in deposits	(15,038)	7,954
Net change in advances from Federal Home Loan Bank	14,991	(9)
Proceeds from issuance of common stock	31	16
Purchase of treasury stock	(3)	(5)
Dividends paid - preferred	(118)	(118)
Dividends paid - common	(169)	(169)
Net cash provided by (used in) financing activities	(306)	7,669

Net change in cash and cash equivalents	(2,519)	16,782

Cash and cash equivalents, beginning of period	33,452	23,797

Cash and cash equivalents at end of period	$30,933	$40,579

Supplemental disclosures of cash paid during the period for:
Interest	$619	$916

Income taxes	$28	$8

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$1,046	4,278
Change in unrealized gain on investment securities available for sale, net of taxes	$(20)	$1,697

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2012 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-

setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$39,013	$2,968	$—	$41,981
Mortgage-backed securities	77,891	1,437	217	79,111
Corporate securities	9,714	55	296	9,473
Totals	$126,618	$4,460	$513	$130,565

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$42,640	$3,269	$1	$45,908
Mortgage-backed securities	67,941	1,405	117	69,229
Corporate securities	9,685	—	580	9,105
Totals	$120,266	$4,674	$698	$124,242

Investment securities held to maturity are summarized as follows (in thousands):

At June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$2,797	$50	$—	$2,847

Totals	$2,797	$50	$—	$2,847

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,293	$84	$—	$3,377
Mortgage-backed securities	1	—	—	1

Totals	$3,294	$84	$—	$3,378

The amortized costs and fair values of investment securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$130	$130	$—	$—
Due after one year through five years	9,130	8,970	1,252	1,266
Due after five years through ten years	28,320	29,876	1,545	1,581
Due after ten years	89,038	91,589	—	—

	$126,618	$130,565	$2,797	$2,847

Securities with carrying values of $67,791,000 and $85,776,000 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, FHLB advances and a $22.0 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Proceeds from the sale of securities were $3,955,000 and $6,634,000 at June 30, 2012 and June 30, 2011, respectively. Gross realized gains on securities were $335,000 and $219,000 for the six months ended June 30, 2012 and 2011, respectively. For the three month period ended June 30, 2012 and 2011, gross realized gains on securities were $13,000 and $151,000, respectively. Gross realized losses on securities were $119,000 and $124,000 for the three month and six month period ended June 30, 2011. There were no realized losses for the three month and six month period ended June 30, 2012.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At June 30, 2012

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$19,384	$(184)	$2,124	$(33)	$21,508	$(217)

Corporate	1,318	(75)	5,779	(221)	7,097	(296)

Total	$20,702	$(259)	$7,903	$(254)	$28,605	$(513)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at June 30, 2012.

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

The Company’s available for sale portfolio had five investment securities at June 30, 2012 and December 31, 2011 that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011

Commercial, financial, and agricultural	$23,166	$22,706
Commercial Real Estate	125,844	126,675
Single-Family Residential	36,612	37,539
Construction and Development	6,946	5,377
Consumer	6,943	7,090
	199,511	199,387
Allowance for loan losses	4,343	3,956

	$195,168	$195,431

Activity in the allowance for loan losses is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011

Balance at beginning of year	$3,956	$4,188	$4,188
Provision for loan losses	1,500	3,883	1,953
Loans charged-off	(1,216)	(4,302)	(2,783)
Recoveries on loans previously charged-off	103	187	76
Balance at end of year	$4,343	$3,956	$3,434

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended June 30, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$385	$1,996	$770	$568	$208	$3,927
Provision for loan losses	(79)	502	255	6	66	750
Loans charged-off	—	(35)	(243)	(58)	(57)	(393)
Recoveries on loans charged-off	7	1	37	—	14	59
Ending Balance	$313	$2,464	$819	$516	$231	$4,343

	For the Six Month Period Ended June 30, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	(89)	916	459	154	60	1,500
Loans charged-off	(7)	(666)	(376)	(87)	(80)	(1,216)
Recoveries on loans charged-off	15	8	40	—	40	103
Ending Balance	$313	$2,464	$819	$516	$231	$4,343

	For the Three Month Period Ended June 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$368	$2,453	$208	$290	$522	$3,841
Provision for loan losses	(44)	853	471	143	55	1,478
Loans charged-off	(15)	(1,253)	(204)	(368)	(84)	(1,924)
Recoveries on loans charged-off	2	1	3	—	33	39
Ending Balance	$311	$2,054	$478	$65	$526	$3,434

	For the Six Month Period Ended June 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$365	$2,616	$376	$290	$541	$4,188
Provision for loan losses	(44)	1,328	471	143	55	1,953
Loans charged-off	(15)	(1,891)	(375)	(368)	(134)	(2,783)
Recoveries on loans charged-off	5	1	6	—	64	76
Ending Balance	$311	$2,054	$478	$65	$526	$3,434

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At June 30, 2012
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$916	$40	$49	$—	$1,005
Total specific reserves	—	916	40	49	—	1,005
General reserves	313	1,548	779	467	231	3,338
Total	$313	$2,464	$819	$516	$231	$4,343

Loans individually evaluated for impairment	$—	$14,583	$2,093	$529	$—	$17,205
Loans collectively evaluated for impairment	23,166	111,261	34,519	6,417	6,943	182,306
Total	$23,166	$125,844	$36,612	$6,946	$6,943	$199,511

	At December 31, 2011
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$732	$—	$20	$—	$752
Total specific reserves	—	732	—	20	—	752
General reserves	394	1,474	696	429	211	3,204
Total	$394	$2,206	$696	$449	$211	$3,956

Loans individually evaluated for impairment	$—	$15,506	$—	$634	$—	$16,140
Loans collectively evaluated for impairment	22,706	111,169	37,539	4,743	7,090	183,247
Total	$22,706	$126,675	$37,539	$5,377	$7,090	$199,387

The following table presents impaired loans by class of loan (in thousands):

	At June 30, 2012
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	514	507	40	1,586	1,586	1,924	19
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	2,911	2,887	131	2,904	2,892	5,177	122
Non-owner occupied	167	113	762	7,668	6,808	7,145	417
Multi-family	748	748	23	1,135	1,135	1,872	32
Construction and Development:							.
Construction	—	—	—	497	309	325	38
Improved Land	160	82	49	398	138	249	4
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—	—
Total	$4,500	$4,337	$1,005	$14,188	$12,868	$16,692	$632

	At December 31, 2011
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	1,712	1,712	161	2,810	2,810	4,596	52
Non-owner occupied	6,398	6,398	522	5,075	4,184	11,107	873
Multi-family	402	402	49	—	—	407	40
Construction and Development	.
Construction	—	—	—	479	291	327	35
Improved Land	557	276	20	151	67	384	15
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$9,069	$8,788	$752	$8,515	$7,352	$16,821	$1,015

Included in the tables above, there were 36 loans restructured totaling $12,764,000 and $9,095,000 with a valuation allowance of $816,000 and $39,000 at June 30, 2012 and December 31, 2011, respectively.  Total impaired loans increased by $1,065,000 to $17,205,000 at June 30, 2012, compared to $16,140,000 at December 31, 2011.

The following table is an aging analysis of our loan portfolio (in thousands):

	At June 30, 2012
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$—	$664	$2,205	$2,869	$23,706	$26,575	$—	$3,672
HELOC’s and equity	41	100	823	964	9,073	10,037	—	859
Commercial:
Secured	—	—	2	2	16,331	16,333	—	2
Unsecured	—	—	—	—	6,833	6,833	—	—
Commercial Real Estate:
Owner occupied	6,652	428	51	7,131	55,490	62,621	—	3,767
Non-owner occupied	—	—	4,128	4,128	49,710	53,838	—	4,644
Multi-family	100	344	—	444	8,941	9,385	—	—
Construction and Development:
Construction	782	—	—	782	5,253	6,035	—	—
Improved Land	—	309	—	309	223	532	—	—
Unimproved Land	—	82	138	220	159	379	—	138
Consumer and Other	26	2	119	147	6,796	6,943	—	119
Total	$7,601	$1,929	$7,466	$16,996	$182,515	$199,511	$—	$13,201

	At December 31, 2011
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,691	$800	$3,550	$6,041	$22,121	$28,162	$—	$4,546
HELOC’s and equity	261	—	931	1,192	8,185	9,377	—	932
Commercial:
Secured	13	—	6	19	17,653	17,672	—	6
Unsecured	—	—	—	—	5,034	5,034	—	—
Commercial Real Estate:
Owner occupied	1,095	546	1,904	3,545	55,834	59,379	—	2,087
Non-owner occupied	6,330	1,788	1,957	10,075	48,343	58,418	—	4,793
Multi-family	—	—	—	—	8,878	8,878	—	—
Construction and Development:
Construction	291	—	—	291	3,107	3,398	—	—
Improved Land	—	—	247	247	1,278	1,525	—	247
Unimproved Land	—	—	207	207	247	454	—	206
Consumer and Other	55	1	126	182	6,908	7,090	—	135
Total	$9,736	$3,135	$8,928	$21,799	$177,588	$199,387	$—	$12,952

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

The following table presents our loan portfolio by risk rating (in thousands):

	At June 30, 2012
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$26,575	$23,707	$—	$2,868	$—
HELOC’s and equity	10,037	7,782	1,127	1,105	23
Commercial:
Secured	16,333	16,262	9	62	—
Unsecured	6,833	5,601	1,190	42	—
Commercial Real Estate:
Owner occupied	62,621	56,135	1,192	5,294	—
Non-owner occupied	53,838	41,142	6,579	6,107	10
Multi-family	9,385	7,502	1,413	470	—
Construction and Development:
Construction	6,035	5,604	122	309	—
Improved Land	532	261	—	222	49
Unimproved Land	379	—	—	379	—
Consumer and Other	6,943	6,820	—	115	8
Total	$199,511	$170,816	$11,632	$16,973	$90

	At December 31, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$28,162	$23,747	$—	$4,350	$65
HELOC’s and equity	9,377	8,173	112	1,092	—
Commercial:
Secured	17,672	17,503	13	156	—
Unsecured	5,034	5,034	—	—	—
Commercial Real Estate:
Owner occupied	59,380	53,749	36	5,595	—
Non-owner occupied	58,417	42,185	6,120	8,872	1,240
Multi-family	8,878	8,475	403	—	—
Construction and Development:
Construction	3,398	3,107	—	291	—
Improved Land	1,525	1,182	—	343	—
Unimproved Land	454	247	—	207	—
Consumer and Other	7,090	6,934	19	129	8
Total	$199,387	$170,336	$6,703	$21,035	$1,313

The following table details troubled debt restructurings identified during the six and three month periods ended June 30, 2012 (in thousands):

	For Six Month Period Ended June 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
First mortgages	1	$235	$244
Commercial Real Estate:
Owner occupied	2	2,634	2,711
Non-owner occupied	2	947	953
Total	5	$3,816	$3,908

	For Three Month Period Ended June 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
First mortgages	1	$235	$244
Commercial Real Estate:
Owner occupied	1	1,001	1,017
Non-owner occupied	—	—	—
Total	2	$1,236	$1,261

The following table provides the types of troubled debt restructurings made for the three and six months ended June 30, 2012, as well as the loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the three and six month periods ended June 30, 2012 (in thousands):

	Three months ended June 30, 2012
	Restructurings with subsequent payment default
	Number of loans	Recorded investment at period end

Decreased the interest rate and loan term extension
Commercial, financial, and agricultural	1	$24
Commercial Real Estate	—	—
Single-family Residential	—	—
Construction and Development	—	—
Consumer	1	9
Total decreased the interest rate and loan term extension	2	$33

Total restructurings	2	$33

	Six months ended June 30, 2012
	Restructurings with subsequent payment default
	Number of loans	Recorded investment at period end

Decreased the interest rate and loan term extension
Commercial, financial, and agricultural	1	$24
Commercial Real Estate	—	—
Single-family Residential	—	—
Construction and Development	—	—
Consumer	1	9
Total decreased the interest rate and loan term extension	2	$33

Total restructurings	2	$33

There were two loans restructured in the last twelve months for which a subsequent payment default occurred during the three and six months ended June 30, 2012. The Company considers a default as failure to comply with the restructured loan agreement. This would include the restructured loan being past due greater than 90 days, failure to comply with financial covenants, or failure to maintain current insurance coverage or real estate taxes after the loan restructure date.

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

Other Real Estate Owned— Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The fair value of other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market.

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at June 30, 2012
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$41,981	$—	$41,981	$—
Mortgage-backed securities	79,111	—	79,111	—
Corporate securities	9,473	—	9,473	—
	130,565		130,565

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$13,667	$—	$—	$13,667
Single-family Residential	2,053	—	—	2,053
Construction and Development	480	—	—	480
Other real estate owned	7,064	—	—	7,064

	Fair Value Measurements at December 31, 2011
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,908	$—	$45,908	$—
Mortgage-backed securities	69,229	—	69,229	—
Corporate securities	9,105	—	9,105	—
	124,242		124,242

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$14,774	$—	$—	$14,774
Construction and Development	614	—	—	614
Other real estate owned	10,076	—	—	10,076

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(dollars in thousands)	June 30, 2012	Technique	Inputs	Range

Impaired Loans:

Commercial Real Estate	$13,667	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$2,053	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$480	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$7,064	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

Investment Securities—Fair value of investment securities is based on quoted market prices and is classified as Level 2.

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

Cash Surrender Value of Life Insurance—Cash values of life insurance policies are carried at the value for which such policies may be redeemed for cash and are classified as Level 1.

Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities and is classified as Level 2.

Advances from Federal Home Loan Bank—The fair values of advances from the Federal Home Loan Bank are estimated by discounting the future cash flows using the rates currently available to the Bank for debt with similar remaining maturities and terms and are classified as Level 2.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 (in thousands):

	June 30, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	5,674	5,674	5,674	—	—
Interest-bearing deposits with banks	25,259	25,259	25,259	—	—
Cetificates of deposit	100	100	100	—	—
Investment securities	133,362	133,412	—	133,412	—
Other investments	1,671	1,671	1,671	—	—
Loans—net	195,168	195,827	—	—	195,827
Cash surrender value of life insurance	9,489	9,489	9,489	—	—

Financial liabilities:
Deposits	327,993	320,743	—	320,743	—
Advances from Federal Home Loan Bank	15,301	15,301	—	15,301	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	16,468	—
Commercial letters of credit	2,218	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 are as follows:

	2011
	Carrying	Estimated
	Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$5,683	$5,683
Interest-bearing deposits with banks	27,769	27,769
Cetificates of deposit	100	100
Investment securities	127,536	127,620
Other investments	1,312	1,312
Loans—net	195,432	195,815
Cash surrender value of life insurance	11,217	11,217

Financial liabilities:
Deposits	343,031	335,890
Advances from Federal Home Loan Bank	310	310

	Notional	Estimated
	amount	fair value

Off-balance-sheet financial instruments:
Commitments to extend credit	$18,035	$—
Commercial letters of credit	2,367	—

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

	June 30,	December 31,
	2012	2011

Balance—beginning of period	$10,076	$9,110
Additions	1,046	5,748
Sales	(2,088)	(3,523)
Write downs	(1,970)	(1,259)

Balance—end of period	$7,064	$10,076

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

The following table presents information about the Company’s intangible assets (in thousands):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$1,906	$3,676	$1,670

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended June 30, 2012		Six months ended June 30, 2012
	2012	2011	2012	2011
Aggregate amortization expense of core deposit intangibles:	$118	$118	$236	$236

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2012	$472
2013	$472
2014	$472
2015	$472
2016 and thereafter	$118

7.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per share available to common and potential common stockholders for the three and six month periods ended June 30, 2012 and 2011 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2012

Basic loss per share available to common stockholders	$(306)	2,146	$(0.14)
Nonvested restricted stock grant	—	17	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(306)	2,163	$(0.14)

Three Months ended June 30, 2011

Basic loss per share available to common stockholders	$(433)	2,120	$(0.20)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(433)	2,120	$(0.20)

Six Months ended June 30, 2012

Basic loss per share available to common stockholders	$(232)	2,144	$(0.11)
Nonvested restricted stock grant	—	17	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(232)	2,161	$(0.11)

Six Months ended June 30, 2011

Basic loss per share available to common stockholders	$(274)	2,119	$(0.13)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(274)	2,119	$(0.13)

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

The following discussion is of the Company’s financial condition as of June 30, 2012 and December 31, 2011, and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2012 and 2011.

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

FINANCIAL CONDITION

At June 30, 2012, the Company had total assets of $396,513,000 compared to $397,160,000 at December 31, 2011.  Total assets consisted primarily of $135,033,000 in investment securities and $195,168,000 in net loans representing 34% and 49% of total assets, respectively.  Investment securities and net loans represented 32% and 49% of total assets at December 31, 2011.

Interest-bearing deposits with banks decreased by $2,510,000 to $25,259,000 for the six month period ended June 30, 2012 compared to December 31, 2011.  Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB).  These funds fluctuate daily and are used to manage the Company’s liquidity position.  The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable decreased by $263,000 for the year. This decrease was primarily driven by the sale of a commercial real-estate loan with a carrying value of $2.5 million and normal principal paydowns which exceeded loan growth for the period.  As part of the Company’s strategy for 2012 to reduce the level of nonperforming assets on its balance sheet, in February 2012 the Company liquidated a classified loan to reduce the potential for future credit losses.

Also, as a result of the strategy, the Company has been more aggressive in disposing of and reducing the value of its foreclosed real estate (OREO).  At June 30, 2012, OREO decreased by $3,012,000 to $7,064,000 compared to $10,076,000 reported at year-end of 2011.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, decreased $1,728,000 to $9,489,000 at June 30, 2012.  The decrease is attributed to the payout of life insurance proceeds on the death of the Company’s President in February 2012.

The Company’s liabilities at June 30, 2012 totaled $348,329,000 and consisted primarily of $327,993,000 in deposits, representing a decrease of $15,038,000 compared to total deposits of $343,031,000 at December 31, 2011. The decrease in total deposits related to the maturity of a large institutional depositor certificate of deposit in the amount of $15,000,000 in late June 2012. The $15,000,000 million was subsequently reinvested along with an additional $3,000,000 by the same institutional depositor during July 2012.  FHLB advances totaled $15,301,000 compared to $310,000 at December 31, 2011. The increase in FHLB advances was the result of the Company’s successful testing of its liquidity contingency funding plan. The $15,000,000 advance used for testing purposes was repaid in July.

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

At June 30, 2012 and December 31, 2011, the investment securities portfolio represented approximately 34% and 32%, respectively, of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011

Commercial, financial, and agricultural	$23,166	$22,706
Commercial Real Estate	125,844	126,675
Single-Family Residential	36,612	37,539
Construction and Development	6,946	5,377
Consumer	6,943	7,090
Loans receivable	199,511	199,387
Allowance for loan losses	4,343	3,956

Loans receivable, net	$195,168	$195,431

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is commercial real estate loans.  At June 30, 2012 and December 31, 2011, commercial real estate loans, which represent commercial and industrial real estate and other loans secured by multi-family properties, totaled $126 million and $127 million, respectively, and represented 63% and 64%, respectively of loans, net of unearned income for the periods reported.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches, which are generally secured by real estate, were approximately $43.8 million and $44.5 million at June 30, 2012 and December 31, 2011, respectively.

•                  The Company’s loans to area convenience stores were approximately $10.6 million at June 30, 2011 and December 31, 2011.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels, which are generally secured by real estate, were approximately $30.7 million and $29.0 million at June 30, 2012 and December 31, 2011, respectively.

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

The financial and credit conditions in our local markets continue to experience difficulty during 2012.  While there appeared to be some positive signs of recovery earlier in the year, our local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets. Metro Atlanta, Georgia, our largest market, saw its unemployment rate increased to 9.3% in June from 8.7% in March 2012.  A year ago, metro Atlanta’s unemployment rate was at 10.2%.

For the period, nonperforming assets improved by $2,763,000 to $20,265,000 compared to $23,028,000 at December 31, 2011.  This improvement is primarily related to a $3,012,000 decrease in OREO.  Also, the Company charged-off $1,216,000 million in nonperforming loans during the first six months of 2012 which is a decrease of $1,567,000 compared to $2,783,000 charged-off for the same period last year. At June 30, 2012, nonperforming assets represent 5.11% of total assets compared to 5.80% at December 31, 2011.  There were no loans greater than 90 days past due and still accruing interest at the end of the second quarter of 2012 or at December 31, 2011.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$8,922	$4,044
Other nonaccrual loans	4,279	8,908
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	13,201	12,952

Real estate acquired through foreclosure	7,064	10,076
Total nonperforming assets	$20,265	$23,028

Ratios:
Nonperforming loans to loans, net of unearned income	6.62%	6.50%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	9.81%	10.99%

Nonperforming assets to total assets	5.11%	5.80%

Allowance for loan losses to nonperforming loans	32.90%	30.54%

Allowance for loan losses to nonperforming assets	21.43%	17.18%

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

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).  At June 30, 2012 and December 31, 2011 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	June 30, 2012	December 31, 2011
Troubled Debt Restructured Loans:
Restructured loans still accruing	$3,842	$5,051
Restructured loans nonaccruing	8,922	4,044
Other Loan Modifications	—	—
Total restructured and modified loans	$12,764	$9,095

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the second quarter of 2012, based on the Company’s evaluation, the provision for loan losses charged against operating earnings decreased by $728,000 to $750,000 compared to $1,478,000 for the same three month period last year.  For the first six months of 2012, a provision for loan losses of $1,500,000 was charged against operating earnings compared to $1,953,000 for the same period last year.  Approximately $1,005,000 of the allowance for loan losses was allocated to loans management considered impaired at June 30, 2012, compared to $752,000 at December 31, 2011.

At June 30, 2012, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six month periods ended June 30, 2012 and 2011 (amount in thousands, except financial ratios):

	2012	2011

Loans, net of unearned income	$199,511	$195,532

Average loans, net of unearned income and the allowance for loan losses	$192,191	$190,807

Allowance for loan losses at the beginning of period	$3,956	$4,188

Loans charged-off:
Commercial, financial, and agricultural	7	15
Real estate - loans	1,129	2,634
Installment loans to individuals	80	134
Total loans charged-off	1,216	2,783

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	15	5
Real estate - loans	48	7
Installment loans to individuals	40	64
Total loans recovered	103	76

Net loans charged-off	1,113	2,707

Additions to allowance for loan losses charged to operating expense	1,500	1,953

Allowance for loan losses at period end	$4,343	$3,434

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.58%	1.42%

Ratio of allowance for loan losses to loans, net of unearned income	2.18%	1.76%

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loans problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	June 30, 2012		December 31, 2011
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$313	12%	$394	11%
Commercial Real Estate	2,464	63%	2,206	63%
Single-family Residential	819	18%	696	19%
Construction and Development	516	4%	449	3%
Consumer	231	3%	211	4%

Total allowance for loan losses	$4,343	100%	$3,956	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at June 30, 2012 decreased by 4.4% or $15,038,000 to $327,993,000 compared to December 31, 2011. As stated previously, this decrease was due to the maturing of $15,000,000 of certificate of deposits related to one institutional depositor in late June 2012. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits.  Noninterest-bearing deposits increased by $5,834,000 to $65,416,000 and interest-bearing deposits decreased by $20,872,000, or 7.4%, to $262,577,000 for the six month period ending June 30, 2012.  On an average basis, noninterest-bearing deposits increased to $64,427,000 for the first six months of the year compared to $61,064,000 at December 31, 2011. Average interest-bearing deposits increased by $3,949,000 to $281,022,000 at June 30, 2012 compared to $277,073,000 at December 31, 2011.  As a result of the high level of low cost core deposits, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 4.46% at June 30, 2012 compared to 4.49% reported for the year-end of 2011.

The Company is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts.  In addition, the Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments.  At June 30, 2012 and December 31, 2011, the Company had $17,746,000 and $17,819,000, respectively, in CDARS deposits.  Participation in these programs has enhanced the Company’s ability to retain Corporate and Governmental customers’ deposits that make sizeable deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	June 30	December 31,
	2012	2011

NOW and money market accounts	$95,063	$94,339
Savings accounts	32,694	31,458
Time deposits of $100,000 or more	99,002	120,236
Other time deposits	35,818	37,416

	$262,577	$283,449

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

The Bank had outstanding advances from the FHLB of $15,301,000 at June 30, 2012 and $310,000 at December 31, 2011. The increase in FHLB advances was the results of the Company’s successful testing of its liquidity contingency funding plan by borrowing $15,000,000. The $15,000,000 advance used for testing purposes was repaid in July.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of June 30, 2012 and December 31, 2011, total loans pledged as collateral was $25,603,000 and $28,964,000, respectively.

Maturity	Callable	Type	June 30, 2012		December 31, 2011
			(in thousands)

June 2013	Daily	Variable	0.40%	$15,000	—%	$—
August 2026		(1)	—	301	—	310

Total Principal Outstanding				$15,301		$310

Weighted Average Rate at Period End			0.39%		—%

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At June 30, 2012, the Company had an $81.4 million line of credit facility at the FHLB of which $35.3 million was committed consisting of advances of $15.3 million and a letter of credit to secure public deposits in the amount of $20.0 million.  The Company also had $22.0 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended June 30, 2012, net interest income increased by $131,000 or 3.5% to $3,864,000 compared to $3,733,000 reported for the same period last year.  Total interest income remained flat at $4,136,000 compared to the same three month period in 2011.  Included in total interest income for the period is $318,000 received as part of a settlement on a defaulted loan. Interest income on investment securities declined by $140,000 due to lower yields earned on investment securities compared to the second quarter of 2011.  Total interest expense for the period decreased by $135,000 or 33% compared to the same three month period in 2011 as the Company continues to lower its funding cost and improve its deposit mix.  At June 30, 2012, the Company’s cost of funds was approximately 0.32% compared to 0.49% for the same period last year.

On a year—to-date basis, net interest income increased by $197,000 or 2.7% to $7,502,000 compared to $7,305,000 reported for the same period last year.  Total interest income declined by $80,000 or 1.0% to $8,071,000 compared to the same six month period in 2011 primarily due to a $297,000 or 14.0% decrease in interest income on investment securities, which was partially offset by an increase in interest income on loans of $215,000 or 3.6%, due to $318,000 received as part of a settlement on a defaulted loan. Total interest expense for the period decreased by $277,000 or 33% compared to the same six month period in 2011 as the Company lowered its funding cost and improved its deposit mix.  As a result, at June 30, 2012, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 4.46% at June 30, 2012 compared to 4.53% reported at June 30, 2011.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the second quarter of 2012, the Company’s provision for loan losses decreased by $728,000, or 49.3%, to $750,000 compared to $1,478,000 reported in the second quarter of 2011. In the second quarter of 2011, the Company recorded an additional provision for loan losses of $747,000 required by the Company’s regulators, the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance.

For the first six months of 2012, the Company recognized a provision for loan losses of $1,500,000, a $453,000, or 23.2%, decrease compared to $1,953,000 for the same period in 2011. The allowance for loan losses was $4,343,000 at June 30, 2012 compared to $3,956,000 at December 31, 2011.  The allowance for loan losses was 32.90% of nonperforming loans at June 30, 2012 and 30.54% at December 31, 2011.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At June 30, 2012, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,565,000 for the three month period ended June 30, 2012, an increase of $394,000, or 33.6% compared with the same period last year.  The increase in the second quarter of 2012 is primarily attributed to a payout of a life insurance policy related to the passing of the Company’s President and CEO in February 2012, and the recovery of legal expenses related to a settlement of a defaulted loan.  This increase was partially offset by a decrease in service charges on deposits and gains on the sales of security of $80,000 and $19,000, respectively.

Year-to-date, noninterest income increased by $624,000 or 25.9% to $3,037,000 compared to the same period last year. The increase is primarily attributed to an increase in other operating income of $553,000 due to payout of a life insurance policy and the recovery of legal expenses. In addition, gains on the sale of investment securities increased by $240,000 to $335,000.  These increases were partially offset by a decrease in service charges on deposits of $163,000 to $1,554,000.  The majority of this decrease is due to lower NSF fees earned as customers are more diligent in tracking their account balance and new regulations implemented in accordance with the Dodd-Frank Act.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the second quarter of 2012 increased by $1,160,000 to $5,387,000 compared to $4,227,000 for the same quarter last year primarily due to an increase in OREO related expenses of $1,388,000 to $1,663,000 compared to $275,000 reported for the second quarter of 2011. This increase is primarily the result of the Company’s strategy to reduce its level of nonperforming assets. For the three month period ended June 30, 2012, salaries and employee benefits decreased by $91,000 due to lower full-time employees (“FTE”) and no merit increases for 2012. Other operating expenses decreased by $128,000 primarily due to lower attorney and other professional fees.

For the six month period ended June 30, 2012, noninterest expense increased by $1,285,000 or 15.2%. OREO related expenses increased by $1,825,000 to $2,430,000 from $605,000 for the same period last year. Increases in OREO related expenses were partially off-set by decreases in salaries and employee benefits and other operating expenses of $265,000 and $274,000, respectively, as the Company continues its efforts to manage its core expenses by reducing staffing to an optimal level and cutting unnecessary expenditures.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at June 30, 2012.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2012.

	Cumulative amounts as of June 30, 2012
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$25,259	$—	$—	$—	$25,259
Certificates of deposit	—	100	—	—	100
Investments	130	—	10,222	123,010	133,362
Loans	39,583	49,594	72,208	38,126	199,511
Total interest-sensitive assets	$64,972	$49,694	$82,430	$161,136	$358,232

Interest-sensitive liabilities:
Deposits (a)	$162,960	$74,754	$24,863	$—	$262,577
Other borrowings	15,000	—	—	301	15,301
Total interest-sensitive liabilities	$177,960	$74,754	$24,863	$301	$277,878

Interest-sensitivity gap	$(112,988)	$(25,060)	$57,567	$160,835	$80,354

Cumulative interest-sensitivity gap	(112,988)	(138,048)	(80,481)	80,354	80,354

Cumulative interest-sensitivity gap to total interest-sensitive assets	(31.54)%	(38.54)%	(22.47)%	22.43%	22.43%

(a) Savings, Now, and money market deposits totaling $127,757 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts.  Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity.  At June 30, 2012, the Company had an $81.4 million line of credit facility at the FHLB of which $35.3 million was committed consisting of advances of $15.3 million and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $22 million of borrowing capacity at the Federal Reserve Bank discount window.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity decreased $349,000 for the six month period ended June 30, 2012 due to a net loss for the year and by common and preferred stock dividends.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 16% and 10% at June 30, 2012 and 18%, 16% and 11% at December 31, 2011.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 17%, 16% and 10% at June 30, 2012 and at December 31, 2011, respectively. At June 30, 2012, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ‘‘well capitalized” under regulatory standards.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended June 30, 2012, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date:	August 14, 2012	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date:	August 14, 2012	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer