Form 10-Q
period 2012-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2012-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,025,529 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on November 9, 2012.

PART 1.                FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012 AND DECEMBER 31, 2011

(In thousands, except share data)

	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$5,900	$5,683
Interest-bearing deposits with banks	30,160	27,769
Certificates of deposit	100	100
Investment securities available for sale, at fair value	130,423	124,242
Investment securities held to maturity, at cost	2,316	3,294
Other investments	996	1,312
Loans receivable, net	189,332	195,431
Premises and equipment, net	6,968	7,228
Cash surrender value of life insurance	9,554	11,217
Foreclosed real estate	6,005	10,076
Other assets	10,731	10,808

Total assets	$392,485	$397,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$61,700	$59,582
Interest-bearing deposits	276,157	283,449

Total deposits	337,857	343,031

Accrued expenses and other liabilities	5,609	5,286
Advances from Federal Home Loan Bank	296	310

Total liabilities	343,762	348,627

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,245,364 and 2,237,357 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,245	2,237
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(106)	(86)
Additional paid-in capital	7,940	7,809
Retained earnings	25,634	25,828
Treasury stock at cost, 219,834 and 219,072 shares at September 30, 2012 and December 31, 2011, respectively	(1,813)	(1,810)
Accumulated other comprehensive income, net of income taxes	2,892	2,624

Total stockholders’ equity	48,723	48,533

	$392,485	$397,160

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$3,144	$2,989	$9,351	$8,982
Investment securities:
Taxable	465	591	1,501	1,809
Tax-exempt	363	437	1,158	1,347
Interest-bearing deposits	12	18	45	48
Total interest income	3,984	4,035	12,055	12,186

Interest expense:
Deposits	248	365	817	1,211
Other borrowings	—	—	1	—
Total interest expense	248	365	818	1,211

Net interest income	3,736	3,670	11,237	10,975

Provision for loan losses	525	780	2,025	2,732

Net interest income after provision for loan losses	3,211	2,890	9,212	8,243

Noninterest income:
Service charges on deposits	802	885	2,356	2,603
Gain on sales of securities	284	141	619	236
Gain on sales of assets	—	—	—	6
Other operating income	219	385	1,367	979

Total noninterest income	1,305	1,411	4,342	3,824

Noninterest expense:
Salaries and employee benefits	1,612	1,709	4,920	5,283
Net occupancy and equipment	633	656	1,913	1,862
Amortization of core deposit intangible	118	118	354	354
FDIC insurance	169	129	484	519
Other real estate owned, net	641	668	3,071	1,273
Other operating expenses	1,125	1,107	3,319	3,575

Total noninterest expense	4,298	4,387	14,061	12,866

Income (loss) before income taxes	218	(86)	(507)	(799)

Income tax benefit	(50)	(178)	(660)	(735)

Net income (loss)	$268	$92	$153	$(64)
Preferred dividends	59	59	178	177

Net income (loss) available to common shareholders	$209	$33	$(25)	$(241)

Net income (loss) per common share - basic	$0.10	$0.02	$(0.01)	$(0.11)

Net income (loss) per common share - diluted	$0.10	$0.02	$(0.01)	$(0.11)

Weighted average common outstanding shares - basic	2,152	2,122	2,147	2,120

Weighted average common outstanding shares - diluted	2,169	2,122	2,164	2,120

Dividends per common share	$0.00	$0.00	$0.08	$0.08

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - In thousands)

	Three Months Ended
	September 30,
	2012	2011

Net Income	$268	$92

Other Comprehensive Income
Unrealized holding gain on investment securities available for sale, net of tax of $244 for 2012 and $328 for 2011	476	637
Reclassification adjustment for holding gains included in net income, net of tax of $96 for 2012 and $48 for 2011	(188)	(93)

Total Comprehensive Income	$556	$636

	Three Months Ended
	September 30,
	2012	2011

Disclosure of reclassification amount, net of tax for the periods ended:
Net unrealized gain arising during the period	720	965
Reclassification adjustment for holding gains included in net income	(284)	(141)
	436	824
Tax effect	148	280
Net unrealized gain on securities available for sale	$288	$544

	Nine Months Ended
	September 30,
	2012	2011

Net Income (Loss)	$153	$(64)

Other Comprehensive Income
Unrealized holding gain on investment securities available for sale, net of tax of $349 for 2012 and $1,235 for 2011	677	2,397
Reclassification adjustment for holding gains included in net income, net of tax of $210 for 2012 and $80 for 2011	(409)	(156)

Total Comprehensive Income	$421	$2,177

	Nine Months Ended
	September 30,
	2012	2011

Disclosure of reclassification amount, net of tax for the periods ended:
Net unrealized gain arising during the year	1,026	3,632
Reclassification adjustment for holding gains included in net income	(619)	(236)
	407	3,396
Tax effect	139	1,155
Net unrealized (loss) gain on securities available for sale	$268	$2,241

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited - In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2010	12	$11,841	2,233	$2,233	90	$90	$(107)	$7,813	$25,965	(218)	$(1,805)	$(213)	$45,817

Net loss	—	—	—	—	—	—	—	—	(64)	—	—	—	(64)
Unrealized holding gains on investment securities available for sale—net of taxes of $1,235	—	—	—	—	—	—	—	—	—	—	—	2,397	2,397
Less reclassification adjustment for holding gains included in net income—net of taxes of $80	—	—	—	—	—	—	—	—	—	—	—	(156)	(156)

Issuance of common stock	—	—	4	4	—	—	—	12	—	—	—	—	16
Nonvested restricted stock	—	—	—	—	—	—	16	(16)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(5)	—	(5)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(177)	—	—	—	(177)
Dividends declared - common	—	—	—	—	—	—	—	—	(169)	—	—	—	(169)

Balance—September 30, 2011	12	$11,841	2,237	$2,237	90	$90	$(91)	$7,809	$25,555	(219)	$(1,810)	$2,028	$47,659

Balance—December 31, 2011	12	$11,841	2,237	$2,237	90	$90	$(86)	$7,809	$25,828	(219)	$(1,810)	$2,624	$48,533

Net income	—	—	—	—	—	—	—	—	153	—	—	—	153
Unrealized holding gains on investment securities available for sale—net of taxes of $349	—	—	—	—	—	—	—	—	—	—	—	677	677
Less reclassification adjustment for holding gains included in net income—net of taxes of $210	—	—	—	—	—	—	—	—	—	—	—	(409)	(409)

Issuance of common stock	—	—	8	8	—	—	—	23	—	—	—	—	31
Nonvested restricted stock	—	—	—	—	—	—	(20)	108	—	—	—	—	88
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(3)	—	(3)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(169)	—	—	—	(169)

Balance—September 30, 2012	12	$11,841	2,245	$2,245	90	$90	$(106)	$7,940	$25,634	(220)	$(1,813)	$2,892	$48,723

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)

	2012	2011
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$153	$(64)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,025	2,732
Depreciation	496	521
Amortization and accretion, net	1,049	605
Provision for deferred income tax benefit	(825)	(923)
Gains on sale of assets and investments, net	(619)	(242)
Restricted stock based compensation plan	88	—
Decrease in carrying value of other real estate owned	2,424	970
Net loss on sale of other real estate owned	575	107
Change in other assets	2,071	145
Change in accrued expenses and other liabilities	323	947

Net cash provided by operating activities	7,760	4,798

INVESTING ACTIVITIES:
Net change in certificates of deposit	—	50
Proceeds from calls and maturities of investment securities held to maturity	977	9
Proceeds from sales and maturities of investment securities available for sale	31,027	27,201
Purchases of investment securities available for sale	(36,545)	(19,092)
Net change in loans receivable	1,969	(8,824)
Proceeds from the sale of premises and equipment	—	10
Proceeds from the sale of other real estate owned	3,161	2,201
Purchases of premises and equipment, net	(235)	(310)

Net cash provided by investing activities	354	1,245

FINANCING ACTIVITIES:
Net change in deposits	(5,173)	(5,095)
Net change in advances from Federal Home Loan Bank	(14)	(13)
Proceeds from issuance of common stock	31	16
Purchase of treasury stock	(3)	(5)
Dividends paid - preferred	(178)	(177)
Dividends paid - common	(169)	(169)

Net cash used in financing activities	(5,506)	(5,443)

Net change in cash and cash equivalents	2,608	600

Cash and cash equivalents, beginning of period	33,452	23,797

Cash and cash equivalents at end of period	$36,060	$24,397

Supplemental disclosures of cash paid during the period for:
Interest	$860	$1,299

Income taxes	$28	$8

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$2,090	5,421
Change in unrealized gain on investment securities available for sale, net of taxes	$268	$2,241

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2012 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$37,444	$3,125	$—	$40,569
Mortgage-backed securities	78,866	1,464	221	80,109
Corporate securities	9,730	136	121	9,745
Totals	$126,040	$4,725	$342	$130,423

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$42,640	$3,269	$1	$45,908
Mortgage-backed securities	67,941	1,405	117	69,229
Corporate securities	9,685	—	580	9,105
Totals	$120,266	$4,674	$698	$124,242

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$2,316	$38	$—	$2,354

Totals	$2,316	$38	$—	$2,354

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$3,293	$84	$—	$3,377
Mortgage-backed securities	1	—	—	1

Totals	$3,294	$84	$—	$3,378

The amortized costs and fair values of investment securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,537	9,660	1,481	1,496
Due after five years through ten years	28,538	30,196	835	858
Due after ten years	87,965	90,567	—	—

	$126,040	$130,423	$2,316	$2,354

Securities with carrying values of $82,729,000 and $85,776,000 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, FHLB advances and a $22.1 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Proceeds from the sale of securities were $7,437,000 and $7,978,000 at September 30, 2012 and September 30, 2011, respectively. Gross realized gains on securities were $619,000 and $360,000 for the nine months ended September 30, 2012 and 2011, respectively. For the three month period ended September 30, 2012 and 2011, gross realized gains on securities were $275,000 and $141,000, respectively. Gross realized losses on securities were $124,000 for the nine month period ended September 30, 2011. There were no gross realized losses on securities for the three month period ended September 30, 2011. There were no realized losses for the three month and nine month periods ended September 30, 2012.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At September 30, 2012

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$15,775	$(170)	$3,497	$(51)	$19,272	$(221)

Corporate	—	—	3,879	(121)	3,879	(121)

Total	$15,775	$(170)	$7,376	$(172)	$23,151	$(342)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2012.

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

The Company’s available for sale portfolio had five investment securities at September 30, 2012 and December 31, 2011 that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011

Commercial, financial, and agricultural	$23,167	$22,706
Commercial Real Estate	123,261	126,675
Single-Family Residential	35,419	37,539
Construction and Development	4,513	5,377
Consumer	6,827	7,090
	193,187	199,387
Allowance for loan losses	3,855	3,956

	$189,332	$195,431

Activity in the allowance for loan losses is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011

Balance at beginning of period	$3,956	$4,188	$4,188
Provision for loan losses	2,025	3,883	2,732
Loans charged-off	(2,270)	(4,302)	(3,444)
Recoveries on loans previously charged-off	144	187	109
Balance at end of period	$3,855	$3,956	$3,585

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended September 30, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$313	$2,464	$819	$516	$231	$4,343
Provision for loan losses	115	235	131	47	(3)	525
Loans charged-off	(10)	(781)	(182)	(49)	(32)	(1,054)
Recoveries on loans charged-off	10	2	10	—	19	41
Ending Balance	$428	$1,920	$778	$514	$215	$3,855

	For the Nine Month Period Ended September 30, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	27	1,151	589	201	57	2,025
Loans charged-off	(17)	(1,447)	(558)	(136)	(112)	(2,270)
Recoveries on loans charged-off	24	10	51	—	59	144
Ending Balance	$428	$1,920	$778	$514	$215	$3,855

	For the Three Month Period Ended September 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$311	$2,054	$478	$65	$526	$3,434
Provision for loan losses	25	368	71	187	129	780
Loans charged-off	(25)	(369)	(130)	(69)	(69)	(662)
Recoveries on loans charged-off	2	5	5	—	21	33
Ending Balance	$313	$2,058	$424	$183	$607	$3,585

	For the Nine Month Period Ended September 30, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$365	$2,616	$376	$290	$541	$4,188
Provision for loan losses	(19)	1,696	549	330	176	2,732
Loans charged-off	(40)	(2,261)	(513)	(437)	(193)	(3,444)
Recoveries on loans charged-off	7	7	12	—	83	109
Ending Balance	$313	$2,058	$424	$183	$607	$3,585

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At September 30, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$320	$1	$—	$—	$321
Total specific reserves	—	320	1	—	—	321
General reserves	428	1,600	777	514	215	3,534
Total	$428	$1,920	$778	$514	$215	$3,855

Loans individually evaluated for impairment	$—	$17,865	$518	$309	$—	$18,692
Loans collectively evaluated for impairment	23,167	105,396	34,901	4,204	6,827	174,495
Total	$23,167	$123,261	$35,419	$4,513	$6,827	$193,187

	At December 31, 2011
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$732	$—	$20	$—	$752
Total specific reserves	—	732	—	20	—	752
General reserves	394	1,474	696	429	211	3,204
Total	$394	$2,206	$696	$449	$211	$3,956

Loans individually evaluated for impairment	$—	$15,506	$—	$634	$—	$16,140
Loans collectively evaluated for impairment	22,706	111,169	37,539	4,743	7,090	183,247
Total	$22,706	$126,675	$37,539	$5,377	$7,090	$199,387

The following table presents impaired loans by class of loan (in thousands):

	At September 30, 2012
	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$231	$231	$231	$—
HELOC’s and equity	86	77	1	261	210	211	35
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	4,073	3,159	290	8,220	7,623	10,824	246
Non-owner occupied	175	113	24	9,257	5,859	6,347	538
Multi-family	462	392	6	1,438	719	1,084	67
Construction and Development:
Construction	—	—	—	168	120	122	52
Improved Land	—	—	—	613	189	211	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—	—
Total	$4,796	$3,741	$321	$20,188	$14,951	$19,030	$938

	At December 31, 2011
	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	—	—	—	—	—	—	—
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	1,712	1,712	161	2,810	2,810	4,596	52
Non-owner occupied	6,398	6,398	522	5,075	4,184	11,107	873
Multi-family	402	402	49	—	—	407	40
Construction and Development							.
Construction	—	—	—	479	291	327	35
Improved Land	557	276	20	151	67	384	15
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$9,069	$8,788	$752	$8,515	$7,352	$16,821	$1,015

Included in the tables above, there were 36 loans restructured totaling $11,947,000 and $9,095,000 with a valuation allowance of $225,000 and $39,000 at September 30, 2012 and December 31, 2011, respectively.  Total impaired loans increased by $2,552,000 to $18,692,000 at September 30, 2012, compared to $16,140,000 at December 31, 2011.

The following table is an aging analysis of our loan portfolio (in thousands):

	At September 30, 2012
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$—	$1,312	$3,371	$4,683	$21,770	$26,453	$—	$3,908
HELOC’s and equity	262	72	172	506	8,460	8,966	—	205
Commercial:
Secured	4	—	1	5	16,411	16,416	—	1
Unsecured	7	—	—	7	6,744	6,751	—	—
Commercial Real Estate:
Owner occupied	1,519	987	50	2,556	57,248	59,804	—	2,088
Non-owner occupied	3,643	—	3,295	6,938	44,071	51,009	—	3,812
Multi-family		101	—	101	12,347	12,448	—	—
Construction and Development:
Construction	—	—	—	—	3,662	3,662	—	—
Improved Land	—	—	—	—	475	475	—	—
Unimproved Land	—	—	171	171	205	376	—	171
Consumer and Other	25	—	98	123	6,704	6,827	—	98
Total	$5,460	$2,472	$7,158	$15,090	$178,097	$193,187	$—	$10,283

	At December 31, 2011
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,691	$800	$3,550	$6,041	$22,121	$28,162	$—	$4,546
HELOC’s and equity	261	—	931	1,192	8,185	9,377	—	932
Commercial:
Secured	13	—	6	19	17,653	17,672	—	6
Unsecured	—	—	—	—	5,034	5,034	—	—
Commercial Real Estate:
Owner occupied	1,095	546	1,904	3,545	55,834	59,379	—	2,087
Non-owner occupied	6,330	1,788	1,957	10,075	48,343	58,418	—	4,793
Multi-family	—	—	—	—	8,878	8,878	—	—
Construction and Development:
Construction	291	—	—	291	3,107	3,398	—	—
Improved Land	—	—	247	247	1,278	1,525	—	247
Unimproved Land	—	—	207	207	247	454	—	206
Consumer and Other	55	1	126	182	6,908	7,090	—	135
Total	$9,736	$3,135	$8,928	$21,799	$177,588	$199,387	$—	$12,952

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

The following table presents our loan portfolio by risk rating (in thousands):

	At September 30, 2012
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$26,453	$21,770	$—	$4,683	$—
HELOC’s and equity	8,966	8,040	514	412	—
Commercial:
Secured	16,416	16,329	41	46	—
Unsecured	6,751	5,530	1,185	36	—
Commercial Real Estate:
Owner occupied	59,804	45,792	7,812	6,112	88
Non-owner occupied	51,009	38,469	6,378	6,162	—
Multi-family	12,448	10,566	1,418	464	—
Construction and Development:
Construction	3,662	3,542	120	—	—
Improved Land	475	254	—	221	—
Unimproved Land	376	—	—	376	—
Consumer and Other	6,827	6,717	—	105	5
Total	$193,187	$157,009	$17,468	$18,617	$93

	At December 31, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$28,162	$23,747	$—	$4,350	$65
HELOC’s and equity	9,377	8,173	112	1,092	—
Commercial:
Secured	17,672	17,503	13	156	—
Unsecured	5,034	5,034	—	—	—
Commercial Real Estate:
Owner occupied	59,380	53,749	36	5,595	—
Non-owner occupied	58,417	42,185	6,120	8,872	1,240
Multi-family	8,878	8,475	403	—	—
Construction and Development:
Construction	3,398	3,107	—	291	—
Improved Land	1,525	1,182	—	343	—
Unimproved Land	454	247	—	207	—
Consumer and Other	7,090	6,934	19	129	8
Total	$199,387	$170,336	$6,703	$21,035	$1,313

The following table details troubled debt restructurings identified during the nine month period ended September 30, 2012 (in thousands):

	For Nine Month Period Ended September 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
First mortgages	1	$235	$242
Commercial Real Estate:
Owner occupied	3	3,467	3,542
Non-owner occupied	1	114	113
Total	5	$3,816	$3,897

There were no troubled debt restructurings during the three month period ended September 30, 2012.

The following table provides the types of troubled debt restructurings made for the nine months ended September 30, 2012, as well as the loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the nine month period ended September 30, 2012 (in thousands):

	Nine months ended September 30, 2012
	Restructurings with subsequent payment default
	Number of loans	Recorded investment at period end
Decreased the interest rate and loan term extension
Commercial, financial, and agricultural	1	$24
Commercial Real Estate	—	—
Single-family Residential	—	—
Construction and Development	—	—
Consumer	1	9
Total decreased the interest rate and loan term extension	2	$33

Total restructurings	2	$33

There were no loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the three month period ended September 30, 2012.

There were two loans restructured in the last twelve months for which a subsequent payment default occurred during the nine months ended September 30, 2012. The Company considers a default as failure to comply with the restructured loan agreement. This would include the restructured loan being past due greater than 90 days, failure to comply with financial covenants, or failure to maintain current insurance coverage or real estate taxes after the loan restructure date.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at September 30, 2012
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$40,569	$—	$40,569	$—
Mortgage-backed securities	80,109	—	80,109	—
Corporate securities	9,745	—	9,745	—
	130,423		130,423

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$17,545	$—	$—	$17,545
Single-family Residential	517	—	—	517
Construction and Development	309	—	—	309
Other real estate owned	6,005	—	—	6,005

	Fair Value Measurements at December 31, 2011
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,908	$—	$45,908	$—
Mortgage-backed securities	69,229	—	69,229	—
Corporate securities	9,105	—	9,105	—
	124,242		124,242

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$14,774	$—	$—	$14,774
Construction and Development	614	—	—	614
Other real estate owned	10,076	—	—	10,076

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(dollars in thousands)	September 30, 2012	Technique	Inputs	Range

Impaired Loans:

Commercial Real Estate	$17,545	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$517	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$309	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$6,005	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 (in thousands):

	September 30, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	5,900	5,900	5,900	—	—
Interest-bearing deposits with banks	30,160	30,160	30,160	—	—
Cetificates of deposit	100	100	100	—	—
Investment securities	132,739	132,777	—	132,777	—
Other investments	996	996	996	—	—
Loans—net	189,332	190,355	—	—	190,355
Cash surrender value of life insurance	9,554	9,554	9,554	—	—

Financial liabilities:
Deposits	337,857	332,053	—	332,053	—
Advances from Federal Home Loan Bank	296	296	—	296	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	18,882	—
Commercial letters of credit	2,218	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 are as follows:

	2011
	Carrying	Estimated
	Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$5,683	$5,683
Interest-bearing deposits with banks	27,769	27,769
Cetificates of deposit	100	100
Investment securities	127,536	127,620
Other investments	1,312	1,312
Loans—net	195,432	195,815
Cash surrender value of life insurance	11,217	11,217

Financial liabilities:
Deposits	343,031	335,890
Advances from Federal Home Loan Bank	310	310

	Notional	Estimated
	amount	fair value
Off-balance-sheet financial instruments:
Commitments to extend credit	$18,035	$—
Commercial letters of credit	2,367	—

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

	September 30,	December 31,
	2012	2011

Balance—beginning of period	$10,076	$9,110
Additions	2,090	5,748
Sales	(3,737)	(3,523)
Write downs	(2,424)	(1,259)

Balance—end of period	$6,005	$10,076

6.  INTANGIBLE ASSETS

Finite lived intangible assets of the Company represent deposit assumption premiums recorded upon the purchase of certain assets and liabilities from other financial institutions.  Deposit assumption premiums are amortized over seven years, the estimated average lives of the deposit bases acquired, using the straight-line method and are included within other assets on the Condensed Consolidated Balance Sheets.

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.

The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$2,024	$3,676	$1,670

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	2012	2011	2012	2011
Aggregate amortization expense of core deposit intangibles:	$118	$118	$354	$354

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2012	$472
2013	$472
2014	$472
2015	$472
2016 and thereafter	$118

7.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per share available to common and potential common stockholders for the three and nine month periods ended September 30, 2012 and 2011 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2012

Basic earnings per share available to common stockholders	$209	2,152	$0.10
Nonvested restricted stock grant	—	17	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$209	2,169	$0.10

Three Months ended September 30, 2011

Basic earnings per share available to common stockholders	$33	2,122	$0.02
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$33	2,122	$0.02

Nine Months ended September 30, 2012

Basic loss per share available to common stockholders	$(25)	2,147	$(0.01)
Nonvested restricted stock grant	—	17	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(25)	2,164	$(0.01)

Nine Months ended September 30, 2011

Basic loss per share available to common stockholders	$(241)	2,120	$(0.11)
Nonvested restricted stock grant	—	—	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(241)	2,120	$(0.11)

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

The following discussion is of the Company’s financial condition as of September 30, 2012 and December 31, 2011, and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2012 and 2011.

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

FINANCIAL CONDITION

At September 30, 2012, the Company had total assets of $392,485,000 compared to $397,160,000 at December 31, 2011.  Total assets consisted primarily of $133,735,000 in investment securities and $189,332,000 in net loans representing 34% and 48% of total assets, respectively.  Investment securities and net loans represented 32% and 49% of total assets at December 31, 2011.

Interest-bearing deposits with banks increased by $2,319,000 to $30,160,000 for the nine month period ended September 30, 2012 compared to December 31, 2011.  Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB).  These funds fluctuate daily and are used to manage the Company’s liquidity position.  The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable decreased  by  $6,099,000 for the year. This decrease was primarily driven by the sale of a commercial real-estate loan with a carrying value of $2.5 million and normal principal paydowns which exceeded loan growth for the period.  As part of the Company’s strategy for 2012 to reduce the level of nonperforming assets on its balance sheet, in February 2012 the Company liquidated a classified loan to reduce the potential for future credit losses.

Also, as a result of the strategy, the Company has been more aggressive in disposing of and reducing the balance of its foreclosed real estate (OREO).  At September 30, 2012, OREO decreased by $4,071,000 to $6,005,000 compared to $10,076,000 reported at year-end of 2011.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, decreased $1,663,000 to $9,554,000 at September 30, 2012.  The decrease is attributed to the payout of life insurance proceeds on the death of the Company’s President in February 2012.

The Company’s liabilities at September 30, 2012 totaled $343,762,000 and consisted primarily of $337,857,000 in deposits, representing a decrease of $5,174,000 compared to total deposits of $343,031,000 at December 31, 2011.  FHLB advances totaled $296,000 compared to $310,000 at December 31, 2011.

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

At September 30, 2012 and December 31, 2011, the investment securities portfolio represented approximately 34% and 32%, respectively, of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011

Commercial, financial, and agricultural	$23,167	$22,706
Commercial Real Estate	123,261	126,675
Single-Family Residential	35,419	37,539
Construction and Development	4,513	5,377
Consumer	6,827	7,090
Loans receivable	193,187	199,387
Allowance for loan losses	3,855	3,956

Loans receivable, net	$189,332	$195,431

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is commercial real estate loans.  At September 30, 2012 and December 31, 2011, commercial real estate loans, which represent commercial and industrial real estate and other loans secured by multi-family properties, totaled $123 million and $127 million, respectively, and represented 64% of loans, net of unearned income for the periods reported.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches, which are generally secured by real estate, were approximately $43.2 million and $44.5 million at September 30, 2012 and December 31, 2011, respectively.

•                  The Company’s loans to area convenience stores were approximately $9.7 million and $10.6 million at September  30, 2011 and December 31, 2011.  Loans to convenience stores are generally secured by real estate.

•                 The Company’s loans to area hotels, which are generally secured by real estate, were approximately $28.0 and $29.0 million at September 30, 2012 and December 31, 2011, respectively.

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

The financial and credit conditions in our local markets continue to experience difficulty during 2012.  While there appeared to be some positive signs of recovery earlier in the year, our local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets. Metro Atlanta, Georgia, our largest market, saw its unemployment rate decrease slightly to 8.9% in August from 9.2% in June 2012.  A year ago, metro Atlanta’s unemployment rate was at 9.7%.

For the period, nonperforming assets improved by $6,740,000 to $16,288,000 compared to $23,028,000 at December 31, 2011.  This improvement is primarily related to a $4,071,000 decrease in OREO.  Also, the Company charged-off $2,270,000 in nonperforming loans during the first nine months of 2012 which is a decrease of $1,174,000 compared to $3,444,000 charged-off for the same period last year. At September 30, 2012, nonperforming assets represent 4.15% of total assets compared to 5.80% at December 31, 2011.  There were no loans greater than 90 days past due and still accruing interest at the end of the third quarter of 2012 or at December 31, 2011.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$6,518	$4,044
Other nonaccrual loans	3,765	8,908
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	10,283	12,952

Real estate acquired through foreclosure	6,005	10,076
Total nonperforming assets	$16,288	$23,028

Ratios:
Nonperforming loans to loans, net of unearned income	5.32%	6.50%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	8.18%	10.99%

Nonperforming assets to total assets	4.15%	5.80%

Allowance for loan losses to nonperforming loans	37.49%	30.54%

Allowance for loan losses to nonperforming assets	23.67%	17.18%

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

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).  At September 30, 2012 and December 31, 2011 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	September 30, 2012	December 31, 2011

Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,429	$5,051
Restructured loans nonaccruing	6,518	4,044
Other Loan Modifications	—	—
Total restructured and modified loans	$11,947	$9,095

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the third quarter of 2012, based on the Company’s evaluation, the provision for loan losses charged against operating earnings decreased by $255,000 to $525,000 compared to $780,000 for the same three month period last year.  For the first nine months of 2012, a provision for loan losses of $2,025,000 was charged against operating earnings compared to $2,732,000 for the same period last year.  Approximately $321,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2012, compared to $752,000 at December 31, 2011.

At September 30, 2012, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine month periods ended September 30, 2012 and 2011 (amount in thousands, except financial ratios):

	2012	2011

Loans, net of unearned income	$193,187	$196,388

Average loans, net of unearned income and the allowance for loan losses	$192,427	$191,404

Allowance for loan losses at the beginning of period	$3,956	$4,188

Loans charged-off:
Commercial, financial, and agricultural	17	40
Real estate - loans	2,141	3,210
Installment loans to individuals	112	194
Total loans charged-off	2,270	3,444

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	24	7
Real estate - loans	61	19
Installment loans to individuals	59	83
Total loans recovered	144	109

Net loans charged-off	2,126	3,335

Additions to allowance for loan losses charged to operating expense	2,025	2,732

Allowance for loan losses at period end	$3,855	$3,585

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	1.10%	1.74%

Ratio of allowance for loan losses to loans, net of unearned income	2.00%	1.83%

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loans problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	September 30, 2012		December 31, 2011
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$428	12%	$394	11%
Commercial Real Estate	1,920	64%	2,206	63%
Single-family Residential	778	18%	696	19%
Construction and Development	514	3%	449	3%
Consumer	215	4%	211	4%

Total allowance for loan losses	$3,855	100%	$3,956	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at September 30, 2012 decreased by 1.51% or $5,174,000 to $337,857,000 compared to December 31, 2011. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits.  Noninterest-bearing deposits increased by $2,118,000 to $61,700,000 and interest-bearing deposits decreased by $7,292,000, or 2.57%, to $276,157,000 for the nine month period ending September 30, 2012.  On an average basis, noninterest-bearing deposits increased to $64,099,000 for the first nine months of the year compared to $61,064,000 at December 31, 2011. Average interest-bearing deposits increased by $2,580,000 to $279,653,000 at September 30, 2012 compared to $277,073,000 at December 31, 2011.  As a result of the high level of low cost core deposits, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 4.45% at September 30, 2012 compared to 4.49% reported for the year-end of 2011.

The Company is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts.  In addition, the Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments.  At September 30, 2012 and December 31, 2011, the Company had $17,754,000 and $17,819,000, respectively, in CDARS deposits.  Participation in these programs has enhanced the Company’s ability to retain Corporate and Governmental customers’ deposits that make sizeable deposits and withdrawals based on their budgetary needs.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2012	2011

NOW and money market accounts	$92,053	$94,339
Savings accounts	31,866	31,458
Time deposits of $100,000 or more	117,459	120,236
Other time deposits	34,779	37,416
	$276,157	$283,449

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

The Bank had outstanding advances from the FHLB of $296,000 at September 30, 2012 and $310,000 at December 31, 2011.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of September 30, 2012 and December 31, 2011, total loans pledged as collateral was $26,701,000 and $28,964,000, respectively.

Maturity	Callable	Type	September 30, 2012		December 31, 2011
			(in thousands)

August 2026		(1)	—	296	—	310

Total Principal Outstanding				$296		$310

Weighted Average Rate at Period End			—%		—%

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At September 30, 2012, the Company had an $79.3 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $296,000 and a letter of credit to secure public deposits in the amount of $20.0 million.  The Company also had $22.1 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended September 30, 2012, net interest income increased by $66,000 or 1.80% to $3,736,000 compared to $3,670,000 reported for the same period last year.  Total interest income decreased $51,000 or 1.26% compared to $4,035,000 for the same three month period in 2011.  Interest income on investment securities declined by $200,000 due to lower yields earned on investment securities compared to the third quarter of 2011.  Total interest expense for the period decreased by $117,000 or 32.06% compared to the same three month period in 2011 as the Company continues to lower its funding cost and improve its deposit mix.  At September 30, 2012, the Company’s cost of funds was approximately 0.31% compared to 0.47% for the same period last year.

On a year–to-date basis, net interest income increased by $262,000 or 2.39% to $11,237,000 compared to $10,975,000 reported for the same period last year.  Total interest income decreased by $131,000 or 1.08% to $12,055,000 compared to the same nine month period in 2011 primarily due to a $497,000 or 15.75% decrease in interest income on investment securities, which was partially offset by an increase in interest income on loans of $369,000 or 4.11%, due to $318,000 received as part of a settlement on a defaulted loan. Total interest expense for the period decreased by $393,000 or 32.45% compared to the same nine month period in 2011 as the Company lowered its funding cost and improved its deposit mix.  As a result, at September 30, 2012, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 4.45% at September 30, 2012 compared to 4.53% reported at September 30, 2011.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the third quarter of 2012, the Company’s provision for loan losses decreased by $255,000, or 32.69%, to $525,000 compared to $780,000 reported in the second quarter of 2011.

For the first nine months of 2012, the Company recognized a provision for loan losses of $2,025,000, a $707,000, or 25.88%, decrease compared to $2,732,000 for the same period in 2011. The allowance for loan losses was $3,855,000 at September 30, 2012 compared to $3,956,000 at December 31, 2011.  The allowance for loan losses was 37.49% of nonperforming loans at September 30, 2012 and 30.54% at December 31, 2011.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2012, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,305,000 for the three month period ended September 30, 2012, a decrease of $106,000, or 7.51% compared with the same period last year. Service charges on deposits and other operating income decreased $83,000 and $166,000 respectively. These decreases were partially offset by an increase in gains on the sales of securities of $143,000.

Year-to-date, noninterest income increased by $518,000 or 13.55% to $4,342,000 compared to the same period last year. The increase is attributed to an increase in other operating income of $388,000 due to a payout of a life insurance policy and the recovery of legal expenses. In addition, gains on the sale of investment securities increased by $383,000 to $619,000.  These increases were partially offset by a decrease in service charges on deposits of $247,000 to $2,356,000.  The majority of this decrease is due to lower NSF fees earned as customers are more diligent in tracking their account balance and new regulations were implemented in accordance with the Dodd-Frank Act.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the third quarter of 2012 decreased by $89,000 to $4,298,000 compared to $4,387,000 for the same quarter last year primarily due to a decrease in salaries and employee benefits of $97,000 to $1,612,000 compared to $1,709,000 reported for the third quarter of 2011. Salaries and employee benefits decreased due to lower full-time employees (“FTE”) and no merit increases for 2012. Core expenses (excluding OREO) decreased $62,000 to $3,657,000 due to lower salaries and employee benefits.

For the nine month period ended September 30, 2012, noninterest expense increased by $1,195,000 or 9.29%. OREO related expenses increased by $1,798,000 to $3,071,000 from $1,273,000 for the same period last year. Increases in OREO related expenses were partially off-set by decreases in salaries and employee benefits and other operating expenses of $363,000 and $256,000, respectively, as the Company continues its efforts to manage its core expenses by reducing staffing to an optimal level and cutting unnecessary expenditures. Core expenses (excluding OREO) decreased $603,000 or 5.20% to $10,990,000.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2012.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2012.

	Cumulative amounts as of September 30, 2012
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$30,160	$—	$—	$—	$30,160
Certificates of deposit	—	100	—	—	100
Investments	—	—	11,141	121,598	132,739
Loans	39,862	46,998	69,341	36,986	193,187
Total interest-sensitive assets	$70,022	$47,098	$80,482	$158,584	$356,186

Interest-sensitive liabilities:
Deposits (a)	$166,978	$85,190	$23,989	$—	$276,157
Other borrowings	—	—	—	296	296
Total interest-sensitive liabilities	$166,978	$85,190	$23,989	$296	$276,453

Interest-sensitivity gap	$(96,956)	$(38,092)	$56,493	$158,288	$79,733

Cumulative interest-sensitivity gap	(96,956)	(135,048)	(78,555)	79,733	79,733

Cumulative interest-sensitivity gap to total interest-sensitive assets	(27.22)%	(37.92)%	(22.05)%	22.39%	22.39%

(a) Savings, Now, and money market deposits totaling $123,919 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts.  Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity.  At September 30, 2012, the Company had an $79.3 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $296,000 and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $22.1 million of borrowing capacity at the Federal Reserve Bank discount window.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased $190,000 for the nine month period ended September 30, 2012 primarily due to an increase in other comprehensive income, net of income taxes.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 17% and 11% at September 30, 2012 and 18%, 16% and 11% at December 31, 2011.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 18%, 17% and 10% at September 30, 2012 and 17%, 16% and 10% at December 31, 2011. At September 30, 2012, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ‘‘well capitalized” under regulatory standards.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.                        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended September 30, 2012, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2012 in XBRL.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 14, 2012	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer