Form 10-K
period 2012-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2013-04-01
CIK 813640

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

         The number of shares outstanding for each of the registrant's classes of common stock as of March 15, 2013 was: 2,056,789 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $4.00 per share on June 30, 2012, was approximately $5,305,269.

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated : (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Proxy Statement for 2013 Annual Meeting of Shareholders

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

        The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see "Risk Factors" on page 21.

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

        The Bank's home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303. In addition to its home office, the Bank operated ten branch offices located in Atlanta, East Point, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama at December 31, 2012. The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Greene Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

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

Investments

        As of December 31, 2012, investment securities comprised approximately 33% of the Bank's assets, with loans (net of loan loss reserves) comprising 47% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United

States, government-sponsored enterprises securities, general obligation municipals and other taxable securities.

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

Employees

        As of December 31, 2012, the Bank had 105 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

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

        The Federal Reserve Board may require a holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

        Under the Federal Deposit Insurance Act, a holding company's bank subsidiary can be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the holding company, which in effect will make the holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary that the holding company may have.

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

        As of December 31, 2012, the Bank was considered well-capitalized.

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

        The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation ("FICO"). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2012 was 0.66 cents per $100 of assessable deposits for all four quarters. The assessment rate has been dropped to 0.64 cents for the first quarter of 2013. These assessments will continue until the debt matures between 2017 and 2019.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        FDIC Temporary Liquidity Guarantee Program.    On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent "systemic risk" in the U.S. banking system, approved the Temporary Liquidity Guarantee Program ("TLGP"). The purpose of the TLGP was to strengthen confidence and encourage liquidity in the banking system. The TLGP was composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity to opt-out of either or both components of the TLGP. The Company and the Bank participated in both components. However, Congress failed to extend the TLGP which expired on December 31, 2012.

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

        The Consumer Financial Protection Bureau.    The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "CFPB") within the Federal Reserve Board. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions.

        In January 2013, the CFPB issued final rules regarding:

  •
  Ability to Repay and Qualified Mortgages

  •
  Expansion of Loans Subject to and Disclosures Required by the Home Ownership Equity Protection Act

  •
  Appraisal Requirements for Higher-Risk Mortgages

  •
  Escrow Requirements for Higher-Priced Mortgages

  •
  Appraisal Disclosures under the Equal Credit Opportunity Act

  •
  Loan Originator Compensation

  •
  Mortgage Servicing Standards

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

        Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, noncontrolling interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally includes, among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, trust preferred securities not meeting the Tier 1 definition, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2012, our ratio of total capital to risk-weighted assets was 19% and our ratio of Tier 1 Capital to risk-weighted assets was 17%.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2012, the Company's leverage ratio was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

        Provisions of the Dodd-Frank Act commonly referred to as the "Collins Amendment" established new minimum leverage and risk-based capital requirements on bank holding companies and eliminated the inclusion of "hybrid capital" instruments in Tier 1 capital by certain institutions.

        The Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010. However, preferred shares issued to the U.S. Department of the Treasury (the "Treasury") pursuant to the TARP Capital Purchase Program ("TARP CPP") or TARP Community Development Capital Initiative ("TARP CDCI") are exempt from the Collins Amendment and are permanently includable in Tier 1 capital.

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

Basel III

        In December 2010 and January 2011, the Basel Committee on Banking supervision published the final texts of reforms on capital and liquidity generally referred to as "Basel III." Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States. This is particularly relevant in view of the provisions in the Dodd-Frank Act requiring or permitting U.S. federal banking agencies to adopt regulations affecting banks' capital requirements in a number of respects. For banks in the United States, the most significant provisions of Basel III relating to capital include:

  •
  A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

  •
  A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

  •
  A minimum ratio of total capital to risk-weighted assets, plus an additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;

  •
  An additional countercyclical capital buffer to be imposed by applicable banking regulators periodically at their discretion, with advance notice;

  •
  Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

  •
  Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

  •
  For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if the issuing bank would become nonviable without the write-off or conversion or without an injection of capital from the public sector.

        The Basel III liquidity provisions include complex criteria establishing a method to ensure that a bank maintains adequate unencumbered, high-quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario and a method to promote more medium- and long-term funding of assets and activities using a one-year horizon.

        Although Basel III is described as a "final text," it is subject to the resolution of certain issues and to further guidance and clarification, including decisions as to whether and to what extent it will apply to U.S. banks that are not large, internationally active banks. Ultimate implementation of the Basel III provisions in the U.S. will be subject to the discretion of the U.S. banking regulators, and the regulations or guidelines they adopt may, of course, differ from the Basel III provisions.

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

        When the Company received a capital investment from the United States Department of the Treasury in exchange for Preferred Stock under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on March 6, 2009, which investment has since been converted to an investment under the TARP CDCI, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that for as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company's common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury's consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock.

        Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve Board prior to dividend declarations, and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that TARP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

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

        Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions' operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. (See also "Supervision and Regulation—The Consumer Financial Protection Bureau.")

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

        At December 31, 2012, we had a total of $8,195,000 of OREO, reflecting a $1,881,000 decrease, or 19%, compared to 2011. This decrease in OREO is primarily due to sales and write-downs of OREO market valuations which exceeded additions to OREO in 2012. At December 31, 2011, we had a total of $10.1 million of OREO, reflecting a $1.0 million increase, or 11%, from 2010 to 2011. This increase was attributed to additions of new OREO assets exceeding sales and write-downs of OREO market valuations in 2011. While we do not foresee it, the amount of OREO may increase in 2013. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise will increase. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

        In response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets and the resultant effect on the economy, the Federal Reserve has continued to reduce interest rates, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2013, we expect to have continued margin pressure given these historically low interest rates, along with high levels of non-performing assets.

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

        On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution's assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution's assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. There can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future. If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A further downgrade in our regulatory condition could also cause our assessment to materially increase. During 2012, the Company expensed $653,000 in FDIC premiums.

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

        We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the Troubled Assets Relief Program Community Development Capital Initiative. As of December 31, 2012, we had outstanding preferred stock issued to the Treasury totaling $11.8 million. The preferred stock has dividend rights that are senior to our common stock;

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

ITEM 2.    DESCRIPTION OF PROPERTIES

        The Bank's main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia, which is leased. As of December 31, 2012, in addition to its main office, the Bank also operated ten other branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at 2592 S. Hairston Road, Decatur, Georgia, which is owned by the bank (this office was closed February 22, 2013); the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 3065 Stone Mountain Street, Lithonia, Georgia, which is owned by the Bank; the office located at 3172 Macon Road, Columbus, Georgia, which is leased; the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. In the opinion of management, all of these properties are adequately insured.

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

Quarter Ended:	High Bid	Low Bid
Fiscal year ended December 31, 2012
March 31, 2012	$4.20	$3.24
June 30, 2012	$4.15	$3.43
September 30, 2012	$4.20	$3.30
December 31, 2012	$5.00	$4.03
Fiscal year ended December 31, 2011
March 31, 2011	$4.48	$3.60
June 30, 2011	$4.60	$3.99
September 30, 2011	$4.50	$3.60
December 31, 2011	$4.20	$2.80

        As of March 15, 2013, there were approximately 1,710 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

        The Company paid an annual cash dividend of $0.08 per share in 2012 and 2011. The Company's dividend policy in the future will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. Further, the Company must receive the prior regulatory approval before declaring or paying any dividend to its shareholders. See "Description of Business—Bank Regulation."

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

        Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part I of this report and include risks discussed in this section of the Annual Report and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions that have adversely affected our industry; current levels of market volatility that are unprecedented; the soundness of other financial institutions that could adversely affect us; that there can be no assurance that recently enacted legislation ,or any proposed federal programs, will stabilize the U.S. financial system, and such legislation and programs may adversely affect us; the impact of recently enacted legislation, in particular the EESA and its implementing regulations, and actions by the FDIC, that cannot be predicted at this time; credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, that has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, that has adversely affected us and may continue to adversely affect us; adverse changes in general business or economic conditions that could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets that could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies that could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; negative public opinion could damage our reputation and adversely impact our business and revenues; the fact that we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; the fact that we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenue, and profit margins; the fact that competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; the fact that maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

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

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2012, 2011, or 2010.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2012, 2011 or 2010.

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

        We believe that the allowance for loan losses at December 31, 2012 is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company's Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company's business, financial condition, results of operations, and cash flows.

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

	Years ended December 31,
	2012	2011	2010
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$14,478	$14,566	$15,066

Provision for loan losses	$2,400	$3,882	$2,465

Net income	$769	$269	$629

Net income available to common shareholders	$532	$32	$316

Per share data:
Net income per common share	$0.25	$0.02	$0.15

Book value per common share	$17.60	$17.40	$16.13

Cash dividends declared per common share	$0.08	$0.08	$0.08

Balance sheet data:
Loans, net of unearned income	$190,998	$199,387	$196,182

Deposits	$340,593	$343,031	$337,604

Advances from Federal Home Loan Bank	$292	$310	$328

Total assets	$395,605	$397,160	$387,806

Average stockholders' equity	$48,605	$47,102	$43,804

Average assets	$396,231	$390,289	$399,277

Ratios:
Net income available to common shareholders to average assets	0.13%	0.01%	0.08%
Net income available to common shareholders to average stockholders' equity	1.09%	0.07%	0.72%
Dividend payout ratio per common share	31.81%	530.29%	53.57%
Average stockholders' equity to average assets	12.27%	12.07%	10.97%

        In 2012, the Company reported net income available to common shareholders of $532,000, a 1,563% increase over net income available to common shareholders of $32,000 reported in 2011, which represented a 90% decrease over 2010 net income available to common shareholders. The year over year increase in 2012 net income available to common shareholders is attributed primarily to a 38% reduction in provision for loan losses or $1,482,000 in 2012 due to improved credit quality, an increase in gains on the sale of securities of 238% or $480,000 as a result of the Company's asset/liability strategy, as well as an increase of 14% or $249,000 in other operating income. These positive results were partially offset by a 101% or $1,683,000 increase in other real estate owned related expenses. This increase is attributed to a strategy implemented by the Company in 2012 to accelerate the disposition of its problem assets.

        The Company is a participant in the U.S. Department of the Treasury TARP CDCI program and paid preferred dividends of $237,000 in 2012 and 2011 and $314,000 in 2010. Basic and diluted earnings per common share were $0.25, $0.02 and $0.15 for 2012, 2011 and 2010, respectively.

        The Company has maintained its strong capital position during this unprecedented financial crisis that has affected the banking system and financial markets. The ratio of average stockholders' equity to average assets is one measure used to determine capital strength. The Company's average stockholders' equity to average assets ratio for 2012, 2011 and 2010 was 12.27%, 12.07% and 10.97%, respectively. The Company's net income available to common shareholders to average stockholders' equity (return on equity), was 1.09%, .07% and .72% in 2012, 2011 and 2010, respectively.

        The following statistical information is provided for the Company for the years ended December 31, 2012, 2011 and 2010. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K. Some of the financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report (amounts in thousands).

	2012			2011			2010
	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Loans, net(a)	$191,862	$12,082	6.30%	192,080	$11,971	6.23%	$194,996	$13,084	6.71%
Investment securities:
Taxable	92,291	1,875	2.03%	81,531	2,295	2.81%	76,817	2,547	3.32%
Tax-exempt(b)	42,648	2,285	5.36%	46,757	2,674	5.72%	47,608	2,765	5.81%
Interest bearing deposits	28,536	65	0.23%	24,232	62	0.26%	33,212	86	0.26%

Total interest-earning assets	355,337	$16,307	4.59%	344,600	$17,002	4.93%	352,633	$18,482	5.24%
Other non-interest earning assets	40,894			45,689			46,644

Total Assets	$396,231			390,289			$399,277

Liabilities and stockholders' equity:
Interest bearing liabilities:
Deposits:
Interest bearing demand and savings	$125,372	$246	0.20%	124,654	$359	0.29%	$125,709	$604	0.48%
Time	153,326	805	0.53%	152,419	1,168	0.77%	157,413	1,855	1.18%
Other borrowings	549	1	0.18%	324	—	0.00%	4,368	16	0.37%

Total interest bearing liabilities	$279,247	$1,052	0.38%	277,397	$1,527	0.55%	$287,490	$2,475	0.86%
Other non-interest bearing liabilities	68,379			65,790			67,983
Stockholders' equity(c)	48,605			47,102			43,804

Total liabilities and stockholders' equity	$396,231			390,289			$399,277

Excess of interest-earning assets over Interest-bearing liabilities	$76,090			67,203			$65,143

Ratio of interest-earning assets to Interest-bearing liabilities	127.25%			124.23%			122.66%

Net interest income		$15,255			$15,475			$16,007

Net interest spread			4.21%			4.38%			4.38%

Net interest yield on interest earning assets			4.29%			4.49%			4.54%

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

(c)
Includes voting and non-voting common stock and preferred stock

Average Balance Sheets, Interest Rate, and Interest Differential

        The following table sets forth, for the year ended December 31, 2012, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

				Due to Change in(a)
	December 31,
			Increase (decrease)
	2012	2011		Volume	Rate
Interest earned on:
Loans, net	$12,082	$11,971	$111	$(14)	$125
Taxable investment securities	1,875	2,295	(420)	233	(653)
Tax-exempt investment securities(b)	2,285	2,674	(389)	(228)	(161)
Interest bearing deposits	65	62	3	10	(7)

Total interest income	16,307	17,002	(695)	1	(696)

Interest paid on:
Savings & interest-bearing demand deposits	246	359	(113)	2	(115)
Time deposits	805	1,168	(363)	6	(369)
Other borrowed funds	1	—	1	—	1

Total interest expense	1,052	1,527	(475)	8	(483)

Net interest income	$15,255	$15,475	$(220)	$(7)	$(213)

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

Average Balance Sheets, Interest Rate, and Interest Differential

        The following table sets forth, for the year ended December 31, 2011, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

				Due to Change in(a)
	December 31,
			Increase (decrease)
	2011	2010		Volume	Rate
Interest earned on:
Loans, net	$11,971	$13,084	$(1,113)	$(189)	$(924)
Taxable investment securities	2,295	2,547	(252)	144	(396)
Tax-exempt investment securities(b)	2,674	2,765	(91)	(49)	(42)
Interest bearing deposits	62	86	(24)	(23)	(1)

Total interest income	17,002	18,482	(1,480)	(117)	(1,363)

Interest paid on:
Savings & interest-bearing demand deposits	359	604	(245)	(4)	(241)
Time deposits	1,168	1,855	(687)	(49)	(638)
Other borrowed funds	—	16	(16)	(7)	(9)

Total interest expense	1,527	2,475	(948)	(60)	(888)

Net interest income	$15,475	$16,007	$(532)	$(57)	$(475)

(a)
The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)
Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Financial Condition

        At December 31, 2012, the Company had total assets of $395,605,000 which represents a nominal decrease of $1,555,000 from last year. Total assets primarily consisted of $131,222,000 in investment securities and $187,489,000 in net loans representing 33 percent and 47 percent, respectively, of total assets at December 31, 2012. For the same period last year, investment securities and net loans represented 32 percent and 49 percent, respectively, of total assets.

        Interest-bearing deposits with banks increased by $7,034,000 to $34,803,000 at December 31, 2012 compared to last year. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company's liquidity position. The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

        Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company's assets. Average loans, net for the years ended December 31, 2012 and 2011 were $191,862,000 and $192,080,000, respectively. Loans, net outstanding at December 31, 2012 and 2011 were $187,489,000 and $195,432,000, respectively. This decrease was driven by, in part, the Company's disposition strategy implemented in 2012 to reduce the level of nonperforming and problem assets. In February 2012, the Company liquidated a $2.5 million classified loan to reduce the potential for future credit losses. Also, the prolonged weak economy continues to have a negative impact in our markets on qualified loan demand which resulted in principal paydowns exceeding loan growth for the year. The Company remains focused on extending credit to qualified borrowers as businesses and consumers work through the current economic downturn.

        Also, as a result of the disposition strategy, the Company has been more aggressive in disposing of and reducing the balance of its foreclosed real estate (OREO). At December 31, 2012, other real estate owned decreased by $1,881,000 to $8,195,000 compared to the year-end of 2011. The decrease is due to sales and write-downs of $6,542,000 which exceeded the $4,661,000 in additions of foreclosed properties during 2012. The Company realized a loss on the sale of OREO of $637,000 in 2012 compared to a loss of $33,000 in 2011.

        Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, decreased $1,598,000 or 14 percent to $9,619,000 at December 31, 2012. The decrease is attributed to the payout of life insurance proceeds on the death of the Company's President in February 2012.

        The Company's liabilities at December 31, 2012 totaled $346,451,000 and consisted primarily of $340,593,000 in deposits. Average deposits for the years ended December 31, 2012 and 2011 were $341,974,000 and $ 338,137,000, respectively. Total deposits outstanding at December 31, 2012 and 2011 were $340,593,000 and $343,031,000, respectively. FHLB advances at December 31, 2012 totaled $292,000 compared to $310,000 at December 31, 2011.

        Stockholders' equity was $49,154,105, representing an increase of $621,000 over last year. Book value per common share increased to $17.60 at December 31, 2012 compared to $17.38 at December 31, 2011.

        The Company's asset/liability management program, which monitors the Company's interest rate sensitivity as well as volume and mix changes in earning assets and interest bearing liabilities, may impact the growth of the Company's balance sheet as it seeks to maximize net interest income.

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

        The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2012	2011	2010
	(amounts in thousands)
Available for Sale:
State, county, and municipal securities	39,864	45,908	45,904
Mortgage-backed securities	80,248	69,229	72,969
Corporate securities	9,754	9,105	8,482

Totals	$129,866	$124,242	$127,355

	December 31,
	2012	2011	2010
	(amounts in thousands)
Held to Maturity:
State, county, and municipal securities	$1,356	$3,293	$3,294
Mortgage-backed securities	—	1	17

Totals	$1,356	$3,294	$3,311

        At December 31, 2012 and 2011, investment securities comprised approximately 33 percent and 32 percent of the Company's assets, respectively. The investment portfolio had a fair market value of $131,245,000 and an amortized cost of $127,104,000, resulting in a net unrealized gain of $4,141,000 at December 31, 2012. For the same period in 2011, the investment portfolio had a fair market value of $127,620,000 and an amortized cost of $123,560,000, resulting in a net unrealized gain of $4,060,000.

        Total investments classified as available for sale had a fair value of $129,866,000 ($125,748,000 amortized cost) at December 31, 2012, compared to a fair value of $124,242,000 ($120,266,000 amortized cost) at December 31, 2011. Investments classified as held to maturity at December 31, 2012 had an amortized cost of $1,356,000 ($1,380,000 estimated fair value), compared to an amortized cost $3,294,000 ($3,378,000 estimated fair value) at December 31, 2011.

        The following table shows the carrying value by contractual maturities of all investment securities at December 31, 2012 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Mortgage-backed securities are classified by their contractual maturity, however, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (amounts in thousands, except yields):

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—%	$—	—%	$6,724,077	2.29%	$73,523,462	1.49%
State, county, and municipal securities	—	—%	3,722,286	5.96%	20,410,249	5.51%	17,087,393	5.68%
Corporate securities	—	—%	9,754,176	1.87%	—	—%	—	—%

Totals	$—		$13,476,462		$27,134,326		$90,610,855

        Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and at the FRB it is 6 percent of the par value of the bank's common stock outstanding and paid-in-capital. These investments are carried at cost and decreased by $316,000 to $995,000 in 2012 compared to 2011.

Loans

        The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan (amounts in thousands):

	December 31,
	2012	2011	2010	2009	2008
Commercial, financial, and agricultural	$23,510	$22,706	$6,348	$7,804	$8,225
Installment	5,913	7,090	7,463	9,274	10,708
Real estate—commerical	125,239	126,675	135,400	124,831	121,831
Real estate—residential	34,523	37,539	39,536	43,817	48,198
Real estate—construction	1,813	5,377	7,435	18,587	26,002

	190,998	199,387	196,182	204,313	214,964
Allowance for loan losses	3,509	3,956	4,188	4,094	4,659

	$187,489	$195,431	$191,994	$200,219	$210,305

        The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company's loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham. The largest component of loans in the Company's loan portfolio is real estate mortgage loans. At December 31, 2012 and 2011, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties, totaled $159.8 million and $164.2 million, respectively and represented 83.6 percent and 82.4 percent, respectively of gross loans outstanding.

        The Company's loans to area churches were approximately $49.5 million at December 31, 2012 and $44.5 million at 2011, respectively. Loans to local area convenience stores totaled approximately $9.3 million and $10.6 million in 2012 and 2011, respectively. The Company also had approximately $24.8 million and $29.0 million in loans to area hotels at December 31, 2012 and 2011, respectively. These loans are generally secured by real estate. The balance of churches, convenience stores and hotel loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

        The following table sets forth certain information at December 31, 2012, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company's loans (amounts in thousands):

	Due after
	One year or less	Between one and five years	After five years	Total
Commercial, financial, and agricultural	$9,234	$10,276	$4,000	$23,510
Installment	2,976	2,622	315	5,913
Real estate—commercial	63,059	53,248	8,932	125,239
Real estate—residential	7,327	4,044	23,152	34,523
Real estate—construction	1,120	644	49	1,813

	$83,716	$70,834	$36,448	$190,998

Loans due after one year:
Having predetermined interest rates				$82,189
Having floating interest rates				25,093

Total				$107,282

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

        In recent quarters, the U.S. economy has shown some signs of improvement which appears to have had a positive impact on the Company's nonperforming assets as nonperforming balances declined in all categories. However, our local markets continue to be impacted by recessionary conditions which continue to influence the levels of our nonperforming assets. Total nonperforming assets decreased by $4,038,000, or 18 percent to $18,990,000 at December 31, 2012 compared to December 31, 2011. Nonperforming loans at December 31, 2012 were $10,795,000, a decrease of $2,157,000, or 17 percent, and OREO declined by $1,881,000, or 19 percent, from December 31, 2011.

        OREO properties are actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. Loan charge-offs were recorded prior to or upon foreclosure to write down the collateral to fair value less estimated costs to sell. Year to date, the Company has charged-off $3,069,000 of nonperforming loans and wrote down foreclosed assets by $2,467,000 to their estimated fair value based on third party appraisal.

        There were no loans greater than 90 past due and still accruing interest at December 31, 2012 and 2011. In addition there were 35 and 36 loans restructured or otherwise impaired totaling $10,199,000 and $9,095,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, 16 restructured loans totaling $3,941,000 and at December 31, 2011, 21 restructured loans totaling $4,044,000 are included in nonaccrual loans in the table below.

        The Company is working aggressively to resolve and reduce nonperforming assets including restructuring loans, requesting additional collateral, demanding payment from guarantors, sale of the loans if possible, or foreclosure and sale of the collateral.

        The table below presents a summary of the Company's nonperforming assets:

	December 31,
	2012	2011	2010	2009	2008
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$3,941	$4,044	$2,757	$863	$3,967
Other nonaccrual loans	6,854	8,908	10,483	6,103	12,211
Past-due loans of 90 days or more	—	—	—	—	—

Nonperforming loans	10,795	12,952	13,240	6,966	16,178
Real estate acquired through foreclosure	8,195	10,076	9,110	10,837	3,874

Total nonperforming assets	$18,990	$23,028	$22,350	$17,803	$20,052

Ratios:
Nonperforming loans to loans, net of unearned income	5.65%	6.50%	6.75%	3.41%	7.53%

Nonperforming assets to loans, net of unearned income and real estate acquired through foreclosure	9.53%	10.99%	10.89%	8.27%	9.16%

Nonperforming assets to total assets	4.80%	5.80%	5.76%	4.59%	5.76%

Allowance for loan losses to nonperforming loans	32.51%	30.54%	31.63%	58.77%	28.80%

Allowance for loan losses to nonperforming assets	18.48%	17.18%	18.74%	23.00%	23.23%

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

        In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months). At December 31, 2012 and December 31, 2011 all restructurings were classified as TDRs.

        The following table summarizes the Company's TDRs and loans modifications (in thousands):

	December 31,
	2012	2011	2010	2009	2008
Troubled Debt Restructured Loans:
Restructured loans still accruing	$6,258	$5,051	$7,042	$14,517	$18,225
Restructured loans nonaccruing	3,941	4,044	2,757	863	3,967

Total restructured and modified loans	$10,199	$9,095	$9,799	$15,380	$22,192

        Troubled debt restructured loans that have performed in accordance with the restructured terms of the agreement for one year and for which an interest rate concession was not granted are removed from the TDR classification.

Potential Problem Loans

        Potential problem loans include loans or industries about which management has become aware of information regarding possible credit issues for borrowers within that industry that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2012 and December 31, 2011, the Company had identified $39.3 million and $42.7 million, respectively, of potential problem loans through its internal review procedures. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses.

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

        Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. In 2012, based on the Company's evaluation, a provision for loan losses of $2,400,000 was charged against operating earnings compared to $3,882,000 for the same period in 2011. The decrease in the provision for loan losses in 2012 relates to the general overall improvement of the loan portfolio as evidenced by the decrease in nonperforming assets and nonperforming loans noted above. Foreclosures during the year totaled $4,661,000 during 2012 compared to $5,748,000 during 2011.

        The Company's allowance for loan losses was approximately $3,509,000 or 1.84 percent of loans receivable, net of unearned income at December 31, 2012, and $3,956,000 or 1.98 percent of loans receivable, net of unearned income at December 31, 2011. Management believes that the allowance for loan losses at December 31, 2012 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

        The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

	December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except financial ratios)
Loans, net of unearned income	$190,998	$199,387	$196,182	$204,313	$214,964

Average loans, net of unearned income, discounts and the allowance for loan losses	$191,862	$192,080	$200,370	$206,464	$218,660

Allowance for loan losses at the beginning of period	$3,956	$4,188	$4,094	$4,659	$2,848
Loans charged-off:
Commercial, financial, and agricultural	21	262	100	72	118
Real estate—loans	2,899	3,824	1,918	3,055	204
Installment loans to individuals	149	216	504	676	470

Total loans charged-off	3,069	4,302	2,522	3,803	792

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	33	29	4	7	24
Real estate—loans	114	60	29	171	41
Installment loans to individuals	75	98	118	100	49

Total loans recovered	222	187	151	278	114

Net loans charged-off	2,847	4,115	2,371	3,525	678
Additions to allowance for loan losses charged to operating expense	2,400	3,883	2,465	2,960	2,489

Allowance for loan losses at period end	$3,509	$3,956	$4,188	$4,094	$4,659

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	1.48%	2.14%	1.18%	1.71%	0.31%

Ratio of allowance for loan losses to loans, net of unearned income	1.84%	1.98%	2.13%	2.00%	2.17%

        The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Commercial, financial, and agricultural	$433	12%	$394	11%	$365	3%	$358	4%	$358	4%
Installment	243	3%	211	3%	541	4%	352	5%	510	5%
Real estate—commercial	1,853	66%	2,206	64%	2,616	69%	2,654	61%	3,084	57%
Real estate—residential	803	18%	696	19%	376	20%	440	21%	300	22%
Real estate—construction	177	1%	449	3%	290	4%	290	9%	407	12%

Total allowance for loan losses	$3,509	100%	$3,956	100%	$4,188	100%	$4,094	100%	$4,659	100%

Deposits

        Deposits are the Company's primary source of funding loan growth. Total deposits at December 31, 2012 decreased by $2,437,000 or 1 percent, to $340,593,000. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Average noninterest-bearing deposits increased $2,212,000 or 4 percent, to $63,276,000 in 2012 compared to the $61,064,000 reported in 2011. Average interest-bearing deposits increased by $1,625,000 to $278,698,000 in 2012 compared to 2011. As a result of the high level of core deposits, the bank maintained a net interest margin of 4.29 percent on a tax equivalent basis compared to 4.49 percent reported in 2011.

        In addition, the Company participates in Certificate of Deposit Account Registry Services (CDARS"), a program that allows its customers the ability to benefit from full FDIC insurance on CD deposits greater than $250,000. At December 31, 2012 and 2011, the Company had $14,964,000 and $17,819,000 in CDARS deposits. Participation in this program has enhanced the Company's ability to retain customers with CD deposits higher than the FDIC $250,000 insurance coverage limit.

        The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2012:

3 months or less	$38,394
Over 3 months through 6 months	27,338
Over 6 months through 12 months	33,102
Over 12 months	22,390

Total	$121,224

        For additional information about the Company's deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

        While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2012, the Company's average borrowed funds increased by $225,000 to $549,000 from $324,000 in 2011. The average interest rate on other borrowings was 0.18 percent in 2012 and zero percent in 2011. Other borrowings consist of Federal Reserve Bank discount window borrowings, short-term borrowings and Federal Home Loan Bank (the "FHLB") advances. The Bank had an average outstanding advance from the FHLB of $549,000 in 2012 and $324,000 in 2011. The maximum balance outstanding as of any month-end was $15,301,000 in 2012 and $326,000 in 2011. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 and multi-family mortgages and certain commercial real estate loans and investment securities.

        For additional information regarding the Company's other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

        The following tables identify the Company's aggregated information about contractual obligations and loan commitments at December 31, 2012.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
FHLB advances	$—	$—	$—	$291,697	$291,697
Operating leases	525,585	974,103	365,269	—	1,864,957

	$525,585	$974,103	$365,269	$291,697	$2,156,654

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total
Commitments to extend credit	$22,979,496	$209,538	$131,370	$1,014,915	$24,335,319
Commercial letters of credit	2,217,945	—	—	—	2,217,945

	$25,197,441	$209,538	$131,370	$1,014,915	$26,553,264

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

        Liquidity is managed at two levels. The first is the liquidity of the Company, which is the holding company that owns Citizens Trust Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. Through the Asset Liability Committee ("ALCO"), the CFO is responsible for planning and executing the funding activities and strategy.

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

        The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company's incremental borrowing capacity. At December 31, 2012, the Company has a $78.5 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $292,000 and a letter of credit to secure public deposits in the amount of $20 million. The Company also had $16.4 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

Capital Resources

        Stockholders' equity increased by $621,000 or 1 percent during 2012, primarily due to current year net income. Retained earnings increased by $363,000 due to net income of $769,000 offset by a $237,000 preferred dividend paid to the Treasury and a $169,000 dividend paid to common stockholders.

        The annual dividend payout rate was $0.08 per common share in 2012 and 2011. The dividend payout ratio was 32 percent and 530 percent for 2012 and 2011, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. As discussed above, regulatory approval is needed prior to the payment of any dividends.

        A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders' equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders' equity to average assets for 2012 was 12.27 percent compared with 12.07 percent in 2011.

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

        At December 31, 2012, our ratio of total capital to risk-weighted assets was 19 percent, our ratio of Tier 1 Capital to risk-weighted assets was 17 percent and our leverage ratio was 11 percent. The Company met all capital adequacy requirements to which it is subject and is considered to be "well capitalized" under regulatory standards.

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

        Net interest income, on a fully tax-equivalent basis, accounted for 72 percent of total revenues in 2012, 74 percent in 2011 and 72 percent in 2010. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company's Asset/Liability Management Committee ("ALCO") is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates strategies that are intended to implement objectives set forth in the asset/liability management policy to appropriately ensure it is properly positioned to react to changing interest rates and inflationary trends.

        The following table represents the Company's net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2012, 2011, 2010 (amount in thousands).

	Years ended December 31,
	2012	2011	2010
Interest Income	$15,530	$16,093	$17,542
Tax-equivalent adjustment	777	909	940

Interest income, tax-equivalent basis	16,307	17,002	18,482
Interest expense	(1,052)	(1,527)	(2,475)

Net interest income, tax equivalent basis	15,255	15,475	16,007
Provision for loan losses	(2,400)	(3,882)	(2,465)
Noninterest income	5,949	5,461	6,228
Noninterest expense	(18,159)	(16,959)	(19,103)

Income before income taxes	645	95	667

Income tax (expense) benefit	901	1,083	903
Tax-equivalent adjustment	(777)	(909)	(940)

Income tax benefit (expense), tax-equivalant basis	124	174	(37)

Net income	$769	$269	$630

        Net interest income on a tax-equivalent basis decreased $220,000 in 2012 compared to a decrease of $532,000 in 2011. The relationship between the declining yields earned on interest earning assets and the more gradual decline in interest expenses has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also be impacted by continued deterioration of assets resulting in further interest income adjustments. As a result, the Company's net interest yield on a tax-equivalent basis in 2012 declined by 18 basis points to 4.29 percent from the 4.49 percent reported in 2011. The net interest yield on a tax-equivalent basis was 4.54 percent in 2010.

        Total interest income on a tax equivalent basis decreased by $695,000 or 4 percent, in 2012 and $1,480,000, or 8 percent, in 2011. Overall, interest income continues to be negatively impacted by the continued low interest rate environment as yields on interest earning assets decreased to 4.59 percent in 2012 from 4.93 percent in 2011. Yields on interest earning assets were 5.24 percent in 2010.

        Total interest expense on a tax equivalent basis decreased by $475,000, or 31 percent, in 2012 and $948,000 or 38 percent in 2011 due to the repricing of interest-bearing liabilities in a lower rate environment. In 2010, total interest expense on a tax equivalent basis decreased by $1,347,000 or 35 percent.

Noninterest Income

        Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income increased by $488,000, or 9 percent, to $5,949,000 in 2012 compared to $5,461,000 in 2011. The increase in noninterest income is mainly due to a $480,000 increase in gains realized on the sale of securities in 2012 compared to 2011.

        Service charges on deposit accounts, the major component of noninterest income, decreased by $234,000 or 7 percent in 2012 and $261,000 or 7 percent compared to 2011. The decreases in service charges on deposit accounts are primarily due to a reduction in overdraft fees. In 2012, net overdraft fees totaled $2,063,000, a decrease of $292,000 compared to the same period last year. The decrease in overdraft fees on a year over year basis is the result of changes in customer behavior stemming from their increased awareness of overdraft fees, lower unemployment, and the opt-in requirement to participate in overdraft protection programs required by Regulation E. In 2011, net overdraft fees totaled $2,355,000, a decrease of $330,000 compared to 2010. Overdrafts fees, due to their nature, fluctuate monthly based on the short-term loan needs of the customers.

        The Company realized gains on the sale of securities of $681,000, $201,000 and $590,000 in 2012, 2011 and 2010, respectively. As part of its asset/liability and tax strategies, the Company will reposition its investment portfolio to manage its duration, its sensitivity to changing interest rates, deferred taxes and to improve liquidity.

        Other operating income increased by $249,000, or 14 percent, compared to 2011. This increase is due to $290,000 in life insurance proceeds received, partially offset by a decrease of $85,000 in BEA funding received in 2012. In 2012, the Company received $415,000 from the Bank Enterprise Award (BEA) Program for its increased lending, investment, and service activities within economically distressed communities compared to $500,000 received in 2011. In 2011, other operating income decreased by $123,000 or 6 percent.

Noninterest Expense

        Noninterest expense increased by $1,200,000, or 7 percent, in 2012 compared to 2011 primarily due to an increase in OREO related expenses of $1,683,000, partially offset by a decrease in salaries and employee benefits and other expenses of $483,000. In 2011, noninterest expense decreased by $2,144,000, or 11 percent, compared to 2010.

        Salaries and employee benefits expense decreased by $234,000, or 3 percent, in 2012 due to lower full-time employees ("FTE") and no merit increases in 2012. In 2011, salaries and employee benefits expense decreased by $946,000, or 12 percent, due to a decrease of $532,000 in medical costs and a $324,000 decrease in salaries. Medical cost declined due to the Company instituting a fully managed medical plan in 2011 and increasing the employee cost participation to control and reduce medical costs.

        Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company's premises and equipment. Occupancy and equipment expenses were nearly flat, decreasing by $5,000 to $2,527,000 in 2012 compared to 2011, and decreasing by $5,000 to $2,532,000 in 2011 compared to 2010.

        Other real estate related expenses increased $1,683,000 to $3,355,000 compared to $1,672,000 in 2011. In 2012, the Company's implemented a strategy to accelerate the disposition of its OREO and other problem assets. The higher OREO related expenses are directly related to this strategy as write-downs increased by $1,208,000 to $2,467,000 compared to 2011. In 2011, write-downs of OREO properties decreased by $719,000 to $1,259,000 compared to 2010. The Company realized a loss of $637,000 on the sale of foreclosed properties in 2012 compared to losses of $33,000 in 2011, and $120,000 in 2010.

        Other operating expenses decreased by $244,000, or 4 percent, in 2012 compared to 2011. This decrease is primarily attributed to a decrease in collections cost due to improvements in the credit quality of the Company's loan portfolio and better management of the collection process. In 2011, other operating expenses decreased by $350,000, or 6 percent, compared to 2010. This was due to a decrease in the FDIC insurance premium of $148,000, and a decrease in other benefit expenses of $231,000.

Income Taxes

        Income tax benefit decreased by $181,000 in 2012 and increased by $180,000 in 2011 as the Company recorded a tax benefit of $901,000 and $1,083,000 for the years ended December 31, 2012 and 2011. The effective tax rate as a percentage of pretax loss was a benefit of 681 percent and 133 percent in 2012 and 2011, respectively. The effective tax rate as a percentage of pretax loss was a benefit of 330 percent in 2010. The statutory federal rate was 34 percent during 2012, 2011 and 2010. The decreases in the effective tax rate in 2012 and 2011 were primarily due to tax-exempt interest income from investment securities and life insurance policies. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, notes thereon, and independent auditors report are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

        Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Controls

        There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The responses to this Item are included in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, under the headings "Election of Directors," "Executive Officers," "Beneficial Ownership of Common Stock," "Information About the Board and its Committees" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" and are incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The responses to this Item are included in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders under the heading "Executive Compensation" and "Election of Directors" and are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The responses to this item are included in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders under the heading "Beneficial Ownership of Common Stock" and are incorporated herein by reference.

        The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2012.

	Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	86,377 shares	$10.61	229,209 shares
Equity compensation plans not approved by security holders	3,500 shares	$9.88	None
Total	89,877 shares	$10.58	229,209 shares

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The responses to this Item are included in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders under the heading, "Certain Transactions" and "Director Independence" and are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to the fees paid to the Company's independent accountants is set forth in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders under the heading "Accounting Matters" and are incorporated herein by reference.

Citizens Bancshares Corporation
and Subsidiary

Consolidated Financial Statements as of
December 31, 2012 and 2011 and for Each of the
Three Years in the Period Ended December 31, 2012

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Citizens Bancshares Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles.

                      /s/ Elliott Davis, LLC

Greenville, South Carolina
March 29, 2013

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Cash and due from banks, including reserve requirements of $242,000 and $236,000 at December 31, 2012 and 2011, respectively	$5,383,544	$5,682,548
Interest-bearing deposits with banks	34,802,933	27,769,113
Certificates of deposit	100,000	100,000
Investment securities available for sale, at fair value (amortized cost of $125,748,187 and $120,266,023 at December 31, 2012 and 2011, respectively)	129,865,524	124,242,463
Investment securities held to maturity, at cost (estimated fair value of $1,379,915 and $3,377,888 at December 31, 2012 and 2011, respectively)	1,356,119	3,293,969
Other investments	995,450	1,311,850
Loans receivable—net	187,489,181	195,431,763
Premises and equipment—net	6,956,139	7,228,164
Cash surrender value of life insurance	9,619,382	11,216,975
Other real estate owned—net	8,194,955	10,075,837
Other assets	10,841,502	10,807,159

	$395,604,729	$397,159,841

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Noninterest-bearing deposits	$59,342,308	$59,581,417
Interest-bearing deposits	281,251,135	283,449,406

Total deposits	340,593,443	343,030,823
Accrued expenses and other liabilities	5,565,484	5,285,893
Advances from Federal Home Loan Bank	291,697	309,947

Total liabilities	346,450,624	348,626,663

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock—No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding at December 31, 2012 and 2011	7,462,000	7,462,000
Preferred stock—No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding at December 31, 2012 and 2011	4,379,000	4,379,000
Common stock—$1 par value; 20,000,000 shares authorized; 2,250,364 and 2,237,357 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,250,364	2,237,357
Nonvoting common stock—$1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding at December 31, 2012 and 2011	90,000	90,000
Nonvested restricted common stock	(56,800)	(85,788)
Additional paid-in capital	7,941,817	7,808,860
Retained earnings	26,190,373	25,827,612
Treasury stock, at cost, 220,525 and 219,072 shares at December 31, 2012 and 2011, respectively	(1,820,128)	(1,810,313)
Accumulated other comprehensive income, net of income taxes	2,717,479	2,624,450

Total stockholders' equity	49,154,105	48,533,178

	$395,604,729	$397,159,841

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	2012	2011	2010
Interest income:
Loans, including fees	$12,081,649	$11,970,684	$13,083,935
Investment securities:
Taxable	1,836,547	2,260,962	2,518,661
Tax-exempt	1,507,882	1,764,953	1,825,118
Dividends	38,481	35,198	28,275
Interest-bearing deposits	65,113	61,567	85,531

Total interest income	15,529,672	16,093,364	17,541,520

Interest expense:
Deposits	1,050,460	1,526,829	2,458,854
Other borrowings	1,070	41	16,288

Total interest expense	1,051,530	1,526,870	2,475,142

Net interest income	14,478,142	14,566,494	15,066,378
Provision for loan losses	2,400,000	3,882,409	2,465,000

Net interest income after provision for loan losses	12,078,142	10,684,085	12,601,378

Noninterest income:
Service charges on deposits	3,219,457	3,453,742	3,714,924
Gains on sales of securities	681,327	201,421	590,129
Gains on sales of assets	—	6,162	—
Other operating income	2,048,077	1,799,533	1,922,566

Total noninterest income	5,948,861	5,460,858	6,227,619

Noninterest expense:
Salaries and employee benefits	6,671,456	6,905,780	7,851,648
Occupancy and equipment	2,527,437	2,531,892	2,536,703
Other real estate owned, net	3,355,312	1,671,841	2,515,448
Other operating expenses	5,605,045	5,849,361	6,198,751

Total noninterest expense	18,159,250	16,958,874	19,102,550

Loss before income taxes benefit	(132,247)	(813,931)	(273,553)
Income tax benefit	(901,070)	(1,082,557)	(902,749)

Net income	768,823	268,626	629,196
Preferred dividends	236,820	236,820	313,624

Net income available to common stockholders	$532,003	$31,806	$315,572

Net income per common share—basic and diluted	$0.25	$0.02	$0.15

Weighted average outstanding shares:
Basic	2,157,732	2,120,366	2,107,619
Diluted	2,165,396	2,134,188	2,126,497

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Net Income	$768,823	$268,626	$629,196
Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investment securities available for sale, net of tax of $279,575 for 2012, $1,530,186 for 2011 and $306,484 for 2010	542,705	2,970,361	(594,940)
Reclassification adjustment for holding gains included in net income, net of tax of $231,651 for 2012, $68,483 for 2011, and $200,644 for 2010	(449,676)	(132,938)	(389,485)

Other Comprehensive Income (Loss)	93,029	2,837,423	(984,425)

Total Comprehensive Income (Loss)	$861,852	$3,106,049	$(355,229)

The accompanying notes are an integral part of these consolidated financial statements.

 CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

					Nonvoting Common Stock
	Preferred Stock		Common Stock							Treasury Stock		Accumulated Other Comprehensive Income (Loss)
							Non-Vested Restricted Stock	Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance—December 31, 2009	7,462	$7,462,000	2,230,065	$2,230,065	90,000	$90,000	$(51,532)	$7,706,990	$25,834,325	(217,531)	$(1,804,941)	$771,452	$42,238,359
Net income	—	—	—	—	—	—	—	—	629,196	—	—	—	629,196
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(984,425)	(984,425)
Stock based compensation expense	—	—	—	—	—	—	—	41,662	—	—	—	—	41,662
Nonvested restricted stock	—	—	—	—	—	—	(55,319)	57,830	—	—	—	—	2,511
Issuance and exchange of preferred stock, net	4,379	4,379,000	—	—	—	—	—	—	—	—	—	—	4,379,000
Issuance of common stock	—	—	3,213	3,213	—	—	—	6,457	—	—	—	—	9,670
Dividends declared on preferred stock—$27.87 per share	—	—	—	—	—	—	—	—	(330,001)	—	—	—	(330,001)
Dividends declared on common stock—$0.08 per share	—	—	—	—	—	—	—	—	(169,051)	—	—	—	(169,051)

Balance—December 31, 2010	11,841	11,841,000	2,233,278	2,233,278	90,000	90,000	(106,851)	7,812,939	25,964,469	(217,531)	(1,804,941)	(212,973)	$45,816,921
Net income	—	—	—	—	—	—	—	—	268,626	—	—	—	268,626
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	2,837,423	2,837,423
Nonvested restricted stock	—	—	—	—	—	—	21,063	(16,001)	—	—	—	—	5,062
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1,541)	(5,372)	—	(5,372)
Issuance of common stock	—	—	4,079	4,079	—	—	—	11,922	—	—	—	—	16,001
Dividends declared on preferred stock—$20 per share	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends declared on common stock—$0.08 per share	—	—	—	—	—	—	—	—	(168,663)	—	—	—	(168,663)

Balance—December 31, 2011	11,841	$11,841,000	2,237,357	$2,237,357	90,000	$90,000	$(85,788)	$7,808,860	$25,827,612	(219,072)	$(1,810,313)	$2,624,450	$48,533,178

Net income	—	—	—	—	—	—	—	—	768,823	—	—	—	768,823
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	93,029	93,029
Nonvested restricted stock	—	—	—	—	—	—	28,988	110,074	—	—	—	—	139,062
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1,453)	(9,815)	—	(9,815)
Issuance of common stock	—	—	13,007	13,007	—	—	—	22,883	—	—	—	—	35,890
Dividends declared on preferred stock—$20 per share	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends declared on common stock—$0.08 per share	—	—	—	—	—	—	—	—	(169,242)	—	—	—	(169,242)

Balance—December 31, 2012	11,841	$11,841,000	2,250,364	$2,250,364	90,000	$90,000	$(56,800)	$7,941,817	$26,190,373	(220,525)	$(1,820,128)	$2,717,479	$49,154,105

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$768,823	$268,626	$629,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,400,000	3,882,409	2,465,000
Depreciation	660,440	710,092	722,618
Amortization and accretion—net	1,438,549	993,420	1,053,547
Provision (benefit) for deferred income taxes	(830,384)	(3,027,049)	407,800
Gains on sales of securities	(681,327)	(201,421)	(590,129)
Gains on sales of assets	—	(6,162)	—
Loss on sale of other real estate owned	636,690	32,588	119,628
Stock based compensation plan	—	—	41,662
Restricted stock based compensation plan	139,062	5,062	2,511
Decrease in carrying value of other real estate owned	2,467,252	1,258,602	1,978,031
Changes in assets and liabilities, net of acquisition:
Change in other assets	1,874,192	1,580,054	(272,993)
Change in accrued expenses and other liabilities	279,591	1,228,889	(736,522)

Net cash provided by operating activities	9,152,888	6,725,110	5,820,349

INVESTING ACTIVITIES:
Net change in certificates of deposit	—	50,000	—
Proceeds from the sales, maturities and paydowns of securities available for sale	39,953,870	36,591,365	49,137,806
Proceeds from the maturities and paydowns of of securities held to maturity	1,941,274	15,046	594,523
Purchases of securities available for sale	(45,717,236)	(29,602,262)	(65,324,143)
Net change in other investments	316,400	746,000	199,500
Net change in loans	874,155	(12,963,368)	2,434,082
Purchases of premises and equipment	(388,416)	(421,856)	(418,292)
Proceeds from sale of premises and equipment	—	10,000	—
Proceeds from sale of other real estate owned	3,437,498	3,490,246	2,969,536

Net cash provided by (used in) investing activities	417,545	(2,084,829)	(10,406,988)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
FINANCING ACTIVITIES:
Net change in deposits	$(2,437,380)	$5,426,625	$11,591,944
Net decrease in Federal Home Loan Bank advances	(18,250)	(17,889)	(14,167,536)
Common stock dividend paid	(169,242)	(168,663)	(169,051)
Preferred stock dividend paid	(236,820)	(236,820)	(330,001)
Net purchase of treasury stock	(9,815)	(5,372)	—
Proceeds from issuance of preferred stock	—	—	4,379,000
Proceeds from issuance of common stock	35,890	16,001	9,670

Net cash provided by (used in) financing activities	(2,835,617)	5,013,882	1,314,026

Net change in cash and cash equivalents	6,734,816	9,654,163	(3,272,613)
CASH AND CASH EQUIVALENTS
Beginning of year	33,451,661	23,797,498	27,070,111

End of year	$40,186,477	$33,451,661	$23,797,498

Supplemental disclosures of cash paid during the year for:
Interest	$1,130,336	$1,695,829	$2,640,531
Income taxes	27,615	11,628	59,500
Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	4,660,558	5,747,670	3,340,027
Change in unrealized gain (loss) on investment securities available for sale—net of tax	93,029	2,837,423	(984,425)

The accompanying notes are an integral part of these consolidated financial statements.

(Concluded)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

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

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks and federal funds sold. The Federal Reserve Bank (the "FRB") requires the Company to maintain a required cash reserve balance on deposit with the FRB,

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

based on the Company's daily average balance with the FRB. This reserve requirement represents 3% of the Company's daily average demand deposit balance between $11.5 million and $71 million and 10% of the Company's daily average demand deposit balance above $71 million. The required reserve was satisfied by the Company's vault cash.

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

        Investment Securities—The Company classifies investments in one of three categories based on management's intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). The Company had no investment securities classified as trading securities during 2012, 2011, or 2010.

        Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts are presented within investment securities interest income on the Consolidated Statements of Income.

        Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2012, 2011 or 2010.

        Loans Receivable and Allowance for Loan Losses—Loans are reported at principal amounts outstanding plus direct origination costs, net of loan fees and any direct charge-offs. Interest income is recognized over the term of the loan based on the principal amount outstanding. Loan fees and certain direct origination costs are deferred and amortized over the estimated terms of the loans using the level yield method. Premiums and discounts on loans purchased are amortized and accreted using the level yield method over the estimated remaining life of the loan purchased. The accretion and amortization of loan fees, origination costs, and premiums and discounts are presented as a component of loan interest income on the Consolidated Statements of Income.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transactions in other real estate owned for the years ended December 31, 2012 and 2011 are summarized below:

	Years Ended December 31,
	2012	2011
Balance—beginning of year	$10,075,837	$9,109,603
Additions	4,660,558	5,747,670
Sales	(4,074,188)	(3,522,834)
Write downs	(2,467,252)	(1,258,602)

Balance—end of year	$8,194,955	$10,075,837

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

        The following table presents information about our intangible assets:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$3,676,106	$2,142,372	$3,676,106	$1,670,454

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2012	2011	2010
Aggregate amortization expense of core deposit intangibles	$471,918	$471,918	$489,665

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2013	$471,918
2014	$471,918
2015	$471,918
2016 and thereafter	$117,980

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

        There were no options granted in 2012, 2011 and 2010.

        In 2010, 15,000 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.50. The 2010 restricted common stock vested 100% (Cliff vesting) on December 31, 2012.

        In 2011, 11,000 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.20. The 2011 restricted common stock vested 100% (Cliff vesting) on December 31, 2012.

        In 2012, 12,500 nonvested restricted shares of common stock were issued to certain officers and the Chief Executive Officer (CEO) at a grant price of $4.05. A total of 4,000 restricted shares were issued to the CEO which vest 50% on December 31, 2012 and 50% on December 31, 2014, subject to TARP guidelines. The remaining 8,500 restricted stock will vest 100% (Cliff vesting) on December 31, 2014. In addition, on February 22, 2012 a special 5,000 nonvested restricted share issuance was made to the interim, and now permanent, Chief Executive Officer at a grant price of $4.20 which vested 100% on the grant date. Also on February 22, 2012, 5,000 nonvested restricted shares were issued to the former CEO at a grant price of $4.20. These restricted common stock grants vested 100% on the death of the former CEO, subject to TARP guidelines.

        Recently Issued Accounting Standards—In September 2011, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These amendments were effective for the Company on January 1, 2012 and did not have a material impact on the financial statements.

        In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring ("TDR"). The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The new guidance was effective for the Company beginning January 1, 2012 and did not have a material effect on the Company's TDR determinations.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

        The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB finalizes its conclusions regarding future requirements.

        In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company's financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the 2012 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

2. INVESTMENT SECURITIES

        Investment securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2012:
State, county, and municipal securities	$36,977,202	$2,886,607	$—	$39,863,809
Mortgage-backed securities	79,025,394	1,356,627	134,482	80,247,539
Corporate securities	9,745,591	135,093	126,508	9,754,176

Totals	$125,748,187	$4,378,327	$260,990	$129,865,524

At December 31, 2011:
State, county, and municipal securities	$42,640,465	$3,268,872	$1,028	$45,908,309
Mortgage-backed securities	67,940,959	1,405,456	116,957	69,229,458
Corporate securities	9,684,599	—	579,903	9,104,696

Totals	$120,266,023	$4,674,328	$697,888	$124,242,463

        Investment securities held to maturity are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2012:
State, county, and municipal securities	$1,356,119	$23,796	$—	$1,379,915

At December 31, 2011:
State, county, and municipal securities	$3,292,492	$83,898	$—	$3,376,390
Mortgage-backed securities	1,477	21	—	1,498

Totals	$3,293,969	$83,919	$—	$3,377,888

        The amortized costs and fair values of investment securities at December 31, 2012, by contractual maturity, are shown below. Mortgage-backed securities are classified by their contractual maturity,

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

2. INVESTMENT SECURITIES (Continued)

however, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,356,119	1,379,915	11,984,224	12,120,343
Due after five years through ten years	—	—	25,545,639	27,134,326
Due after ten years	—	—	88,218,324	90,610,855

	$1,356,119	$1,379,915	$125,748,187	$129,865,524

        Proceeds from the sale of securities were $7,967,000, $9,221,000, and $18,398,000 in 2012, 2011, and 2010, respectively. Gross realized gains on sales of securities were $681,327, $381,702, and $590,129 in 2012, 2011, and 2010, respectively. There were no gross realized losses on sales in 2012 and 2010. Gross realized losses on sales of securities were $180,281 in 2011.

        Investment securities with carrying values of approximately $82,428,000 and $85,776,000 at December 31, 2012 and 2011, respectively, were pledged to secure public funds on deposit and for other purposes as required by law, FHLB advances and a $16.4 million line of credit at the Federal Reserve Bank discount window.

        The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and December 31, 2011. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

At December 31, 2012:

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities	$17,834,180	$(134,482)	$—	$—	$17,834,180	$(134,482)
Corporate securities	1,984,687	(15,313)	3,888,804	(111,195)	5,873,491	(126,508)

Total	$19,818,867	$(149,795)	$3,888,804	$(111,195)	$23,707,671	$(260,990)

        There were no held to maturity securities in an unrealized loss position at December 31, 2012.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

2. INVESTMENT SECURITIES (Continued)

At December 31, 2011:

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

        Securities classified as available for sale are recorded at fair market value and held to maturity securities are recorded at amortized cost. At December 31, 2012 and 2011, the Company had two and five investment securities, respectively, that were in an unrealized loss position for more than 12 months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

        The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation and revenue municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans outstanding, by classification, are summarized as follows (amounts in thousands):

	December 31,
	2012	2011
Commercial, financial, and agricultural	$23,510	$22,706
Commercial Real Estate	125,239	126,675
Single-Family Residential	34,523	37,539
Construction and Development	1,813	5,377
Consumer	5,913	7,090

	190,998	199,387
Allowance for loan losses	3,509	3,956

	$187,489	$195,431

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

  •
  The Company's loans to area churches were approximately $49.5 million and $44.5 million at December 31, 2012 and 2011, respectively, which are generally secured by real estate.

  •
  The Company's loans to area convenience stores were approximately $9.3 million and $10.6 million at December 31, 2012 and 2011, respectively. Loans to convenience stores are generally secured by real estate.

  •
  The Company's loans to area hotels were approximately $24.8 million and $29.0 million at December 31, 2012 and 2011, respectively, which are generally secured by real estate.

        Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$3,955,731	$4,188,022	$4,094,258
Provision for loan losses	2,400,000	3,882,409	2,465,000
Loans charged off	(3,068,905)	(4,301,629)	(2,521,994)
Recoveries on loans previously charged off	222,541	186,929	150,758

Balance—end of year	$3,509,367	$3,955,731	$4,188,022

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Year Ended December, 2012
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	27	1,761	646	(140)	106	2,400
Loans charged-off	(21)	(2,138)	(625)	(136)	(149)	(3,069)
Recoveries on loans charged-off	33	24	86	4	75	222

Ending Balance	$433	$1,853	$803	$177	$243	$3,509

	For the Year Ended December, 2011
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Beginning balance	$365	$2,616	$376	$290	$541	$4,188
Provision for loan losses	262	1,852	1,049	932	(212)	3,883
Loans charged-off	(262)	(2,302)	(749)	(773)	(216)	(4,302)
Recoveries on loans charged-off	29	40	20	—	98	187

Ending Balance	$394	$2,206	$696	$449	$211	$3,956

        Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off.

        In determining our allowance for loan losses, we regularly review loans for specific reserves based on the appropriate impairment assessment methodology. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2012 and 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. General reserves are determined using historical loss trends measured over a rolling four quarter average for consumer loans, and a three year average loss factor for commercial loans which is applied to risk rated loans grouped by Federal Financial Examination Council ("FFIEC") call code. For commercial loans, the general reserves are calculated by applying the appropriate historical loss factor to the loan pool. Impaired loans greater than a minimum threshold established by management are excluded from this analysis. The sum of all such amounts determines our total allowance for loan losses.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At December 31, 2012
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$319	$1	$—	$—	$320

Total specific reserves	—	319	1	—	—	320
General reserves	433	1,534	802	177	243	3,189

Total	$433	$1,853	$803	$177	$243	$3,509

Loans individually evaluated for impairment	$—	$17,248	$516	$278	$—	$18,042
Loans collectively evaluated for impairment	23,510	107,991	34,007	1,535	5,913	172,956

Total	$23,510	$125,239	$34,523	$1,813	$5,913	$190,998

	At December 31, 2011
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$732	$—	$20	$—	$752

Total specific reserves	—	732	—	20	—	752
General reserves	394	1,474	696	429	211	3,204

Total	$394	$2,206	$696	$449	$211	$3,956

Loans individually evaluated for impairment	$—	$15,506	$—	$634	$—	$16,140
Loans collectively evaluated for impairment	22,706	111,169	37,539	4,743	7,090	183,247

Total	$22,706	$126,675	$37,539	$5,377	$7,090	$199,387

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table presents impaired loans by class of loan (in thousands):

	At December 31, 2012
	Impaired Loans-With Allowance
				Impaired Loans- With no Allowance
			Allowance for Loan Losses Allocated
	Unpaid Principal	Recorded Investment		Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$234	$230	$231	$—
HELOC's and equity	77	77	1	261	209	210	44
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	2,856	2,856	293	7,199	7,199	10,116	480
Non-owner occupied	492	319	24	7,056	5,770	6,420	673
Multi-family	388	388	2	716	716	1,053	103
Construction and Development:						.
Construction	—	—	—	120	121	122	55
Improved Land	—	—	—	418	157	169	6
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—

Total	$3,813	$3,640	$320	$16,004	$14,402	$18,321	$1,361

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At December 31, 2011
	Impaired Loans-With Allowance
				Impaired Loans- With no Allowance
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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table is an aging analysis of our loan portfolio (in thousands):

	At December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,550	$957	$3,116	$5,623	$20,106	$25,729	$—	$3,721
HELOC's and equity	218	32	291	541	8,253	8,794	—	321
Commercial:
Secured	24	—	5	29	16,827	16,856	—	5
Unsecured	5	—	—	5	6,649	6,654	—	—
Commercial Real Estate:
Owner occupied	1,463	188	394	2,045	55,603	57,648	—	2,029
Non-owner occupied	353	634	3,613	4,600	50,486	55,086	—	4,355
Multi-family	—	—	—	—	12,505	12,505	—	—
Construction and Development:
Construction	767	—	—	767	222	989	—	—
Improved Land	—	—	120	120	331	451	—	120
Unimproved Land	—	—	157	157	216	373	—	157
Consumer and Other	49	43	87	179	5,734	5,913	—	87

Total	$4,429	$1,854	$7,783	$14,066	$176,932	$190,998	$—	$10,795

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

	At December 31, 2011
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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table presents our loan portfolio by risk rating (in thousands):

	At December 31, 2012
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$25,729	$21,656	$—	$4,073	$—
HELOC's and equity	8,794	7,745	583	466	—
Commercial, financial, and agricultural:
Secured	16,856	16,788	37	31	—
Unsecured	6,654	5,456	1,185	13	—
Commercial Real Estate:
Owner occupied	57,648	44,252	9,551	3,845	—
Non-owner occupied	55,086	45,127	3,248	6,711	—
Multi-family	12,505	10,636	1,413	456	—
Construction and Development:
Construction	989	869	120	—	—
Improved Land	451	245	—	206	—
Unimproved Land	373	—	—	373	—
Consumer	5,913	5,801	—	87	25

Total	$190,998	$158,575	$16,137	$16,261	$25

	At December 31, 2011
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$28,162	$23,747	$—	$4,350	$65
HELOC's and equity	9,377	8,173	112	1,092	—
Commercial, financial, and agricultural:
Secured	17,672	17,503	13	156	—
Unsecured	5,034	5,034	—	—	—
Commercial Real Estate:
Owner occupied	59,379	53,748	36	5,595	—
Non-owner occupied	58,418	42,186	6,120	8,872	1,240
Multi-family	8,878	8,475	403	—	—
Construction and Development:
Construction	3,398	3,107	—	291	—
Improved Land	1,525	1,182	—	343	—
Unimproved Land	454	247	—	207	—
Consumer	7,090	6,934	19	129	8

Total	$199,387	$170,336	$6,703	$21,035	$1,313

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. As of December 31, 2012, the Company did not identify any loans as TDRs under the amended guidance for which the loan was previously measured under a general allowance methodology.

        During the year ended December 31, 2012, the Bank modified 8 loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on 8 loans (dollar in thousands).

	December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
Residential mortgages	2	$412	$424
HELOC's and equity	—	—	—
Commercial Real Estate:
Owner occupied	5	4,442	4,428
Non-owner occupied	1	114	113
Consumer and Other	—	—	—

Total	8	$4,968	$4,965

        During the year ended December 31, 2011, the Bank modified 12 loans that were considered to be troubled debt restructurings. We extended the terms on 4 loans, decreased the interest rate on 1 loan, and extended the terms and decreased the interest rate on 7 loans (dollar in thousands).

	December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
Residential mortgages	5	$597	$613
HELOC's and equity	1	21	21
Commercial Real Estate:
Owner occupied	3	1,274	1,282
Non-owner occupied	1	958	958
Consumer and Other	2	18	18

Total	12	$2,868	$2,892

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (Continued)

        During 2012 and 2011, no loans that had previously been restructured within the previous twelve months were in default.

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

4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

	December 31,
	2012	2011
Land	$2,250,250	$2,250,250
Buildings and improvements	7,606,772	7,450,367
Furniture and equipment	9,000,496	8,750,180

	18,857,518	18,450,797
Less accumulated depreciation	11,901,379	11,222,633

	$6,956,139	$7,228,164

        Depreciation expense amounted to $660,000, $710,000 and $723,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

5. DEPOSITS

        The following is a summary of interest-bearing deposits:

	December 31,
	2012	2011
NOW and money market accounts	$92,671,544	$94,313,635
Savings accounts	32,770,028	31,483,819
Time deposits of $100,000 or more	121,223,645	120,235,638
Other time deposits	34,585,918	37,416,314

	$281,251,135	$283,449,406

        The Company participates in the Certificate of Deposit Account Registry Services ("CDARS"), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. The Company had $14,963,966 and $17,819,248 in CDARS deposits at December 31, 2012 and 2011, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

5. DEPOSITS (Continued)

        At December 31, 2012, maturities of time deposits are approximately as follows:

2013	$123,827,406
2014	5,989,407
2015	3,901,807
2016	3,128,203
2017 and thereafter	18,962,740

$155,809,563

6. OTHER BORROWINGS

        Federal Home Loan Bank Advances—In August 2006, the Company received an Affordable Housing Program Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2012 and 2011 had a remaining balance of approximately $292,000 and $310,000, respectively. These advances are collateralized by FHLB stock, a blanket lien on the Bank's 1-4 family mortgages, and certain commercial real estate loans and investment securities. As of December 31, 2012 and 2011, total loans pledged as collateral were $25,087,000 and $28,964,000, respectively.

        As of December 31, 2012 and 2011, maturities of the Company's Federal Home Loan Bank Advances are approximately as follows:

		December 31,
Maturity	Rate	2012	2011
August-2026(1)	N/A	$291,697	$309,947

(1)
Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

        At December 31, 2012, the Company has a $78.5 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $292,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $16.4 million of borrowing capacity at the Federal Reserve Bank discount window.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

7. INCOME TAXES

        The components of income tax expense consist of:

	2012	2011	2010
Current tax expense (benefit)	$(86,388)	$675,212	$(227,637)
Deferred tax expense (benefit)	(814,682)	(1,757,769)	(675,112)

Total income tax expense (benefit)	$(901,070)	$(1,082,557)	$(902,749)

        Income tax expense for the years ended December 31, 2012, 2011, and 2010 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2012	2011	2010
Income tax expense at statutory rate	$(44,963)	$(276,737)	$(93,008)
Tax-exempt interest income—net of disallowed interest expense	(593,130)	(593,502)	(600,841)
Nondeductible expenses	—	—	14,165
Cash surrender value of life insurance income	(205,634)	(125,420)	(130,151)
Other—net	(57,343)	(86,898)	(92,914)

Income tax expense (benefit)	$(901,070)	$(1,082,557)	$(902,749)

        In 2012, the valuation allowance decreased by $2,349.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

7. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2012	2011
Deferred tax assets:
Net operating losses and credits	$1,114,223	$1,199,939
Loans, principally due to difference in allowance for loan losses and deferred loan fees	1,207,696	1,377,136
Nonaccrual loan interest	1,096,904	1,009,721
Postretirement benefit accrual, deferred compensation	1,073,002	1,032,690
Other real estate owned	808,479	734,217
Other	1,213,850	468,851

Gross deferred tax asset	6,514,154	5,822,554
Valuation allowance	(128,474)	(130,823)

Total deferred tax assets	6,385,680	5,691,731

Deferred tax liabilities:
Net unrealized gain on securities available for sale	1,399,858	1,351,989
Purchased loan discount	68,417	102,625
Premises and equipment	364,990	310,796
Other	73,050	213,764

Total deferred tax liabilities	1,906,315	1,979,174

Net deferred tax assets	$4,479,365	$3,712,557

        The Company has, at December 31, 2012, net operating loss carryforwards of approximately $2,899,261 for federal purposes and $3,244,289 for state income tax purposes, which begin to expire in the year 2016. The Company also has certain state income tax credits of $390,724 at December 31, 2012 which begins to expire in the year 2013. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $128,474 valuation allowance has been provided against state tax carry forwards totaling $3,244,289.

        Tax returns for 2009 and subsequent years are subject to examination by taxing authorities.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

8. EMPLOYEE BENEFITS

        Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $98,000, $105,000 and $93,000, respectively, in expenses related to this plan. The Bank previously had Post Retirement Benefit Plans that provide retirement benefits to certain officers, board members, certain former officers and former board members. The Bank also has a Life Insurance Endorsement Method Split Dollar Plan ("Split Dollar Life Insurance Plan") for the same participants which provide death benefits for their designated beneficiaries through an endorsement of a portion of the death benefit otherwise payable to the Bank. Under the Post Retirement Benefit and Split Dollar Life Insurance Plans ("The Plans"), the Board purchased life insurance contracts on certain participants. During 2008, the Bank discontinued participation in The Plans and converted certain key officers and active board members into a defined Supplemental Retirement Benefit Plans ("SERP") and certain key officers into a Life Insurance Bonus Plan. Certain other participants were paid-out with eight participants remaining in The Plans.

        The increase in cash surrender value for the contracts on those participants remaining in the Post Retirement Benefit Plan, less the Bank's premiums, constitutes the Bank's contribution to the Post Retirement Benefit Plans each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the Post Retirement Benefit Plan. At December 31, 2012 and 2011, the cash surrender value of these insurance contracts was $9,619,000 and $11,217,000, respectively.

        During 2009, the Company converted the Post Retirement Benefit Plan for its key officers and active Board members into the SERP. For the SERP and the Post Retirement Benefit Plans, the Company recognized $365,000, $376,000, and $606,000 in 2012, 2011 and 2010, respectively, in noninterest expenses. The Company recognized $342,000, $366,000 and $379,000 in 2012, 2011 and 2010, respectively, in noninterest income related to the insurance contracts. Upon completion of the conversion, most key officers and active Board members participating in the Split Dollar Life Insurance Plan surrendered their interest in the death benefit portion of the plan. In exchange for relinquishing the postretirement death benefit, the Company implemented a Life Insurance Bonus Plan ("The Bonus Plan") for most key officers to provide death benefits for their designated beneficiaries. The Company pays the participating officers an annual compensation amount to pay the annual premiums on the insurance policies. The Company incurred $65,000, $78,000, and $75,000 in expenses related to the Bonus Plan in 2012, 2011 and 2010, respectively.

9. COMMITMENTS AND CONTINGENCIES

        Credit Commitments and Commercial Letters—The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk used to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

9. COMMITMENTS AND CONTINGENCIES (Continued)

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

	Approximate Contractual Amount
	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$24,335,000	$18,035,000
Commercial letters of credit	2,218,000	2,367,000

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

        As of December 31, 2012, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2013	$525,585
2014	497,872
2015	476,231
2016	365,269

$1,864,957

        Rent expense in 2012, 2011, and 2010 was approximately $523,000, $495,000, and $484,000, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Legal—During 2007, legal fees were awarded in the amount of $200,000 related to a case brought to conclusion in 2006 in which a $100,000 judgment was levied against the Company. The Company accrued for these losses in the respective year of the judgments. On March 14, 2008, the Court of Appeals of Georgia reversed the trial court and granted the Company a new trial on the compensatory damages. A date for the new trial on the compensatory damages has not been scheduled by the Court at March 31, 2013. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's Consolidated Financial Statements.

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

10. STOCK OPTIONS (Continued)

        A summary of the status of the Company's stock options as of December 31, 2012, 2011, and 2010, and changes during the years ended on those dates is presented below:

	2012				2011		2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	103,553	$10.20	3.97		110,053	$10.17	123,503	$10.16
Granted	—	—			—	—	—	—
Exercised	—	—			—	—	—	—
Expired/Terminated	(13,676)	7.74			(6,500)	9.70	(13,450)	10.08

Outstanding—end of year	89,877	$10.58	3.59	$—	103,553	$10.20	110,053	$10.17

Options exercisable at year-end	89,877	$10.58	3.59	$—	103,553	$10.20	101,220	$10.32

Shares available for grant	229,209				219,033		216,033

        The Company's unvested options vested in 2011 and 2010. The total fair value of the options vested during 2011 and 2010 was $26,000 and $60,000 respectively. Total compensation cost recognized in 2010 was approximately $42,000 respectively. There was no compensation cost recognized during 2012 and 2011.

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. Options that are potentially dilutive are deemed not to be dilutive for 2012, 2011 and 2010 due to the exercise price of all options being greater than the average market price of the Company's stock during those years. The following schedule

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

11. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Continued)

reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2012, 2011, 2010.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2012
Basic earnings per share available to common stockholders	$532,003	2,157,732	$0.25
Nonvested resticted stock grant	—	7,664	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$532,003	2,165,396	$0.25

Year ended December 31, 2011
Basic earnings per share available to common stockholders	$31,806	2,120,366	$0.02
Nonvested resticted stock grant	—	13,822	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$31,806	2,134,188	$0.02

Year ended December 31, 2010
Basic earnings per share available to common stockholders	$315,572	2,107,619	$0.15
Nonvested resticted stock grant	—	18,878	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$315,572	2,126,497	$0.15

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

        Other Real Estate Owned—Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The fair value of other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market.

        Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

        The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. There were no financial liabilities measured at fair value for the periods being reported (in thousands):

	Fair Value Measurements at December 31, 2012
	Assets Measured at Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$39,864	$—	$39,864	$—
Mortgage-backed securities	80,248	—	80,248	—
Corporate securities	9,754	—	9,754	—

	129,866		129,866

Nonrecurring Basis:
Assets
Collateral dependent impaired loans:
Commercial Real Estate	$16,929	$—	$—	$16,929
Single-family Residential	515	—	—	515
Construction and Development	278	—	—	278
Other real estate owned	8,195	—	—	8,195

	25,917			25,917

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurements at December 31, 2011
	Assets Measured at Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$45,908	$—	$45,908	$—
Mortgage-backed securities	69,229	—	69,229	—
Corporate securities	9,105	—	9,105	—

	124,242		124,242

Nonrecurring Basis:
Assets
Collateral dependent impaired loans:
Commercial Real Estate	$14,774	$—	$—	$14,774
Construction and Development	614	—	—	614
Other real estate owned	10,076	—	—	10,076

	$25,464			$25,464

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

(dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range
Collateral dependent impaired Loans:
Commercial Real Estate	$16,929	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%
Single-family Residential	$515	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%
Construction & Development	$278	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%
OREO	$8,195	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

        Cash, Due from Banks, Federal Funds Sold, Interest-Bearing Deposits with Banks and Certificates of Deposits —Fair value equals the carrying value of such assets due to their nature and is classified as Level 1.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of December 31, 2012 (in thousands):

	December 31, 2012
		Fair Value Measurements
	Carrying Amount
		Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	5,384	5,384	5,384	—	—
Interest-bearing deposits with banks	34,803	34,803	34,803	—	—
Cetificates of deposit	100	100	100	—	—
Investment securities	131,222	131,245	—	131,245	—
Other investments	995	995	995	—	—
Loans—net	187,489	188,233	—	—	188,233
Cash surrender value of life insurance	9,619	9,619	9,619	—	—
Financial liabilities:
Deposits	340,593	334,105	57,187	276,918	—
Advances from Federal Home Loan Bank	292	292	—	292	—

	Notional Amount	Estimated Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	24,335	—
Commercial letters of credit	2,218	—

        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2011 are as follows:

	2011
	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$5,683	$5,683
Interest-bearing deposits with banks	27,769	27,769
Cetificates of deposit	100	100
Investment securities	127,536	127,620
Other investments	1,312	1,312
Loans—net	195,432	195,815
Cash surrender value of life insurance	11,217	11,217
Financial liabilities:
Deposits	343,031	335,890
Advances from Federal Home Loan Bank	310	310

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 2012, the Bank was considered "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

13. STOCKHOLDERS' EQUITY (Continued)

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total capital (to risk weighted assets):
Consolidated	$44,422	19%	$19,038	8%	N/A	N/A
Bank	44,099	19%	19,019	8%	$23,774	10%
Tier I capital (to risk weighted assets):
Consolidated	41,441	17%	9,519	4%	N/A	N/A
Bank	41,121	17%	9,510	4%	14,265	6%
Tier I capital (to average assets):
Consolidated	41,441	11%	15,455	4%	N/A	N/A
Bank	41,121	11%	15,447	4%	19,309	5%
As of December 31, 2011
Total capital (to risk weighted assets):
Consolidated	$44,205	18%	$20,185	8%	N/A	N/A
Bank	43,378	17%	20,197	8%	$25,247	10%
Tier I capital (to risk weighted assets):
Consolidated	41,041	16%	10,093	4%	N/A	N/A
Bank	40,214	16%	10,098	4%	15,148	6%
Tier I capital (to average assets):
Consolidated	41,041	11%	15,327	4%	N/A	N/A
Bank	40,214	10%	15,282	4%	17,103	5%

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

        When the Company received a capital investment from the United States Department of the Treasury in exchange for Preferred Stock under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on March 6, 2009, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that for as long as the Preferred

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

13. STOCKHOLDERS' EQUITY (Continued)

Stock is outstanding, no dividends may be declared or paid on the Company's common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury's consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock.

        The Company paid dividends of $169,000 on its common stock in 2012 and 2011. The annual dividend payout rate was $0.08 per common share in 2012 and 2011. In addition, the Company paid cash dividends totaling $237,000 in 2012 and 2011 on its preferred stock issued to the Treasury.

14. RELATED-PARTY TRANSACTIONS

        Certain of the Company's directors, officers, principal stockholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2012 and 2011. Some of the Company's directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2012 and 2011.

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

        The following table summarizes the activity in these loans during 2012 and 2011:

	Years Ended December 31,
	2012	2011
Balance at beginning of year	$12,073,831	$9,910,009
New loans	1,339,485	2,591,519
Repayments	(1,613,600)	(427,697)

Balance—end of year	$11,799,716	$12,073,831

        Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $6,487,889 and $6,502,533 at December 31, 2012 and 2011, respectively.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

        Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2012	2011	2010
Professional services—legal	$457,422	$596,841	$467,698
Professional services—other	537,527	561,831	592,338
Stationery and supplies	229,104	204,082	233,329
Advertising	132,700	151,765	241,279
Data processing	542,192	529,359	539,046
ATM charges	200,314	219,069	286,412
Telephone	307,374	304,156	292,670
FDIC insurance premium	652,515	647,804	795,558
Amortization of core deposit intangible	471,918	471,918	489,665
Security and protection expense	420,707	469,576	392,737
Other benefit expenses	365,409	375,548	606,377
Other miscellaneous expenses	1,287,863	1,317,412	1,261,642

	$5,605,045	$5,849,361	$6,198,751

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31, 2012	December 31, 2011
Balance Sheets
Assets:
Cash	$204,166	$767,853
Investment in Bank	48,834,169	47,706,232
Other assets	229,252	85,939

	$49,267,587	$48,560,024

Liabilities and stockholders' equity:
Total liabilities	$113,482	$26,846
Stockholders' equity	49,154,105	48,533,178

	$49,267,587	$48,560,024

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	For the Years Ended December 31,
	2012	2011	2010
Statements of Income
Total revenue	$3,113	$—	$—

Total expenses	412,512	249,311	217,873

Loss before income tax benefit and equity in undistributed earnings of the subsidiaries	(409,399)	(249,311)	(217,873)
Income tax benefit	143,314	84,769	66,890

Loss before equity in undistributed earnings of the subsidiaries	(266,085)	(164,542)	(150,983)
Equity in undistributed earnings of the subsidiaries	1,034,908	433,168	780,179

Net income	768,823	268,626	629,196

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

16. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY) (Continued)

	Years Ended December 31,
	2012	2011	2010
Statements of Cash Flows
Cash flows from operating activities—
Net income	$768,823	$268,626	$629,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the subsidiaries	(1,034,908)	(433,168)	(780,179)
Stock based compensation plan	—	—	41,662
Restricted stock based compensation plan	139,062	5,062	2,511
Change in other assets	(143,313)	(21,895)	342,780
Change in other liabilities	86,636	(22,585)	5,745

Net cash provided by (used in) operating activities	(183,700)	(203,960)	241,715

Cash flows from investing activities:
Investment in subsidiaries	—	—	(3,300,000)

Net cash used in investing activities	—	—	(3,300,000)

Cash flows from financing activities:
Payment on note payable	—	—	—
Common stock dividend paid	(169,242)	(168,663)	(169,051)
Preferred stock dividend paid	(236,820)	(236,820)	(330,001)
Net purchase of treasury stock	(9,815)	(5,372)	—
Proceeds from issuance of common stock	35,890	16,001	—
Proceeds from issuance of preferred stock	—	—	4,379,000

Net cash cash provided by (used in) financing activities	(379,987)	(394,854)	3,879,948

Net change in cash	(563,687)	(598,814)	821,663
Cash:
Beginning of year	767,853	1,366,667	545,004

End of year	$204,166	$767,853	$1,366,667

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$27,615	$8,000	$59,500

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents the Company's quarterly financial data for the years ended December 31, 2012 and 2011 (amounts in thousands, except per share amounts):

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Interest Income	$3,935	$4,136	$3,984	$3,475
Interest expense	297	272	248	235

Net Interest income	3,638	3,864	3,736	3,240
Provision for loan losses	750	750	525	375
Non-interest income	1,472	1,565	1,305	1,607
Non-interest expense	4,376	5,387	4,298	4,098

Income (loss) before income taxes	(16)	(708)	218	374
Income tax expense (benefit)	(149)	(461)	(50)	(241)

Net income (loss)	133	(247)	268	615
Preferred dividends	59	59	59	60

Net income (loss) available to common stockholders	$74	$(306)	$209	$555

Net income per common share—basic and diluted	$0.03	$(0.14)	$0.10	$0.26

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Interest Income	$4,011	$4,140	$4,035	$3,907
Interest expense	438	407	365	317

Net Interest income	3,573	3,733	3,670	3,590
Provision for loan losses	475	1,478	780	1,149
Non-interest income	1,241	1,171	1,411	1,638
Non-interest expense	4,252	4,227	4,387	4,093

Income (loss) before income taxes	87	(801)	(86)	(14)
Income tax expense (benefit)	(130)	(427)	(178)	(348)

Net income (loss)	217	(374)	92	334
Preferred dividends	59	59	59	60

Net income (loss) available to common stockholders	$158	$(433)	$33	$274

Net income per common share—basic and diluted	$0.08	$(0.20)	$0.02	$0.12

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2012

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

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The list of all financial statements is included at Item 8.
(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.
(a)(3)	Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Amendment to the Articles of Incorporation.(2)
3.3	Bylaws.(3)
4.1	Instruments Defining the Rights of Security Holders.(4)
10.1*	Employment Agreement dated January 30, 1998 between James E. Young and Citizens Bancshares Corporation.(5)
10.2*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(5)
10.3*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(5)
10.4*	Citizens Bancshares Corporation 2009 Long-Term Incentive Plan(6)
10.5*	Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation(7)
10.6*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation(8)
10.7*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation(9)
10.8*	Director Supplemental Executive Retirement Plan(10)
10.9*	Senior Officer Supplemental Executive Retirement Plan(11)
10.10*	Supplemental Executive Retirement Plan Joinder Agreement for James S. Young(12)
10.11*	Supplemental Executive Retirement Plan Joinder Agreement for Cynthia N. Day(13)
10.12*	Supplemental Executive Retirement Plan Joinder Agreement for Samuel J. Cox(14)
10.13	First Amendment to Employment Agreement by and between James E. Young and Citizens Bancshares Corporation.(15)
10.14*	First Amendment to Change in Control Agreement by and between James E. Young and Citizens Bancshares Corporation.(16)
10.15*	First Amendment to Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation.(17)
10.16*	First Amendment to Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation.(18)

Exhibit Number	Exhibit
10.17	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.(19)
10.18	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, regarding the American Recovery and Reinvestment Act of 2009.(20)
10.19	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, pursuant to Section 113(d)(3) of the Emergency Economic Stabilization Act of 2008.(21)
10.20	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury.(22)
10.21	Form of Waiver.(23)
10.22	Letter Agreement, dated August 13, 2010, including Exchange Agreement—Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury.(24)
10.23	Form of Waiver.(25)
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

(27)
Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated September 16, 2010.

(28)
The Company has only one subsidiary, Citizens Trust Bank.

(29)
Interactive data files providing financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
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
Date: April 1, 2013

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

Signature	Title	Date

/s/ RAY ROBINSON Ray Robinson	Chairman of the Board	April 1, 2013
/s/ ROBERT L. BROWN Robert L. Brown	Director	April 1, 2013
/s/ STEPHEN ELMORE Stephen Elmore	Director	April 1, 2013
/s/ C. DAVID MOODY C. David Moody	Director	April 1, 2013

Signature	Title	Date

/s/ MERCY P. OWENS Mercy P. Owens	Director	April 1, 2013
/s/ DONALD RATAJCZAK Donald Ratajczak	Director	April 1, 2013
/s/ H. JEROME RUSSELL H. Jerome Russell	Director	April 1, 2013
/s/ JAMES E. WILLIAMS James E. Williams	Director	April 1, 2013
/s/ CYNTHIA N. DAY Cynthia N. Day	Director, President and Chief Executive Officer*	April 1, 2013
/s/ SAMUEL J. COX Samuel J. Cox	Senior Vice President and Chief Financial Officer**	April 1, 2013

*
Principal executive officer

**
Principal accounting and financial officer