Form 10-Q
period 2013-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2013-05-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,056,790 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on May 15, 2013.

PART 1.                                                FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013 AND DECEMBER 31, 2012

(In thousands, except share data)

	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$5,102	$5,384
Interest-bearing deposits with banks	40,030	34,803
Certificates of deposit	100	100
Investment securities available for sale, at fair value	130,698	129,866
Investment securities held to maturity, at cost	926	1,356
Other investments	874	995
Loans receivable, net	180,101	187,489
Premises and equipment, net	6,879	6,956
Cash surrender value of life insurance	9,682	9,620
Foreclosed real estate	9,172	8,195
Other assets	10,679	10,841

Total assets	$394,243	$395,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$67,366	$59,342
Interest-bearing deposits	272,029	281,251

Total deposits	339,395	340,593

Accrued expenses and other liabilities	5,398	5,566
Advances from Federal Home Loan Bank	287	292

Total liabilities	345,080	346,451

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized; Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized; Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,292,728 and 2,250,364 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,293	2,250
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(52)	(57)
Additional paid-in capital	7,932	7,942
Retained earnings	26,403	26,190
Treasury stock at cost, 235,938 and 220,525 shares at March 31, 2013 and December 31, 2012, respectively	(1,882)	(1,820)
Accumulated other comprehensive income, net of income taxes	2,538	2,718

Total stockholders’ equity	49,163	49,154

	$394,243	$395,605

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$2,538	$3,006
Investment securities:
Taxable	375	504
Tax-exempt	340	409
Interest-bearing deposits	20	16
Total interest income	3,273	3,935

Interest expense:
Deposits	235	297
Total interest expense	235	297

Net interest income	3,038	3,638

Provision for loan losses	225	750

Net interest income after provision for loan losses	2,813	2,888

Noninterest income:
Service charges on deposits	768	780
Gain on sales of securities	141	322
Other operating income	328	370

Total noninterest income	1,237	1,472

Noninterest expense:
Salaries and employee benefits	1,615	1,654
Net occupancy and equipment	510	576
Amortization of core deposit intangible	118	118
FDIC insurance	130	146
Other real estate owned, net	248	781
Other operating expenses	1,192	1,101

Total noninterest expense	3,813	4,376

Income (loss) before income taxes	237	(16)

Income tax benefit	(35)	(149)

Net income	$272	$133
Preferred dividends	59	59

Net income available to common shareholders	$213	$74

Net income per common share - basic and diluted	$0.10	$0.03

Weighted average common outstanding shares - basic	2,146	2,134

Weighted average common outstanding shares - diluted	2,152	2,148

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - In thousands)

	Three Months Ended March 31,
	2013	2012

Net Income	$272	$133

Other Comprehensive Income
Unrealized holding (loss) gain on investment securities available for sale, net of tax of $44 for 2013 and $48 for 2012	(87)	93
Reclassification adjustment for holding gains included in net income, net of tax of $48 for 2013 and $109 for 2012	(93)	(213)

Other Comprehensive Loss	(180)	(120)

Total Comprehensive Income	$92	$13

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited  — In thousands, except parenthetical footnotes)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2011	12	$11,841	2,237	$2,237	90	$90	$(86)	$7,809	$25,828	(219)	$(1,810)	$2,624	$48,533

Net loss	—	—	—	—	—	—	—	—	133	—	—	—	133
Other Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	(120)	(120)
Issuance of common stock	—	—	8	8	—	—	—	23	—	—	—	—	31
Nonvested restricted stock	—	—	—	—	—	—	(32)	15	—	—	—	—	(17)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(3)	—	(3)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)

Balance—March 31, 2012	12	$11,841	2,245	$2,245	90	$90	$(118)	$7,847	$25,902	(220)	$(1,813)	$2,504	$48,498

Balance—December 31, 2012	12	$11,841	2,250	$2,250	90	$90	$(57)	$7,942	$26,190	(221)	$(1,820)	$2,718	$49,154

Net income	—	—	—	—	—	—	—	—	272	—	—	—	272
Other Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	(180)	(180)
Issuance of common stock	—	—	43	43	—	—	—	137	—	—	—	—	180
Nonvested restricted stock	—	—	—	—	—	—	5	(147)	—	—	—	—	(142)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(15)	(62)	—	(62)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)

Balance—March 31, 2013	12	$11,841	2,293	$2,293	90	$90	$(52)	$7,932	$26,403	(236)	$(1,882)	$2,538	$49,163

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands)

	2013	2012
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$272	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	750
Depreciation	150	170
Amortization and accretion, net	388	248
Provision for deferred income tax benefit	(4)	177
Gains on sale of assets and investments, net	(141)	(322)
Restricted stock based compensation plan	(142)	(17)
Decrease in carrying value of other real estate owned	116	651
Net loss on sale of other real estate owned	2	43
Change in other assets	71	(363)
Change in accrued expenses and other liabilities	(168)	(249)

Net cash provided by operating activities	769	1,221

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	430	1
Proceeds from sales and maturities of investment securities available for sale	9,124	10,953
Purchases of investment securities available for sale	(10,224)	(22,720)
Net change in loans receivable	5,904	3,462
Proceeds from the sale of other real estate owned	159	243
Purchases of premises and equipment, net	(73)	(51)

Net cash provided by (used in) investing activities	5,320	(8,112)

FINANCING ACTIVITIES:
Net change in deposits	(1,198)	10,082
Net change in advances from Federal Home Loan Bank	(5)	(5)
Proceeds from issuance of common stock	180	31
Purchase of treasury stock	(62)	(3)
Dividends paid - preferred	(59)	(59)

Net cash provided by (used in) financing activities	(1,144)	10,046

Net change in cash and cash equivalents	4,945	3,155

Cash and cash equivalents, beginning of period	40,187	33,452

Cash and cash equivalents at end of period	$45,132	$36,607

Supplemental disclosures of cash paid during the period for:
Interest	$254	$307

Income taxes	$26	$28

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$1,254	895
Change in unrealized gain on investment securities available for sale, net of taxes	$(180)	$(120)

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.  The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2013 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2013 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods.  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company has followed those policies in preparing this report.  Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

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

Recently Issued Accounting Standards

In July 2012, the Intangibles topic was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments did not have a material effect on the Company’s financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments are effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted.  These amendments did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$36,037	$2,574	$—	$38,611
Mortgage-backed securities	81,055	1,238	159	82,134
Corporate securities	9,760	213	20	9,953
Totals	$126,852	$4,025	$179	$130,698

At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$36,977	$2,887	$—	$39,864
Mortgage-backed securities	79,025	1,357	134	80,248
Corporate securities	9,746	135	127	9,754
Totals	$125,748	$4,379	$261	$129,866

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$926	$16	$—	$942

At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$1,356	$24	$—	$1,380

The amortized costs and fair values of investment securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	12,267	12,600	926	942
Due after five years through ten years	26,701	28,396	—	—
Due after ten years	87,884	89,702	—	—

	$126,852	$130,698	$926	$942

Securities with carrying values of $86,861,747 and $82,428,000 for the three months ended March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, FHLB advances and a $16.4 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Proceeds from the sale of securities were $1,082,000 and $3,356,000 at March 31, 2013 and March 31, 2012, respectively. Gross realized gains on sales of securities were $141,000 and $322,000 for the three months ended March 31, 2013 and 2012, respectively. There were no gross realized losses on sales of securities for the three months ended March 31, 2013 and 2012, respectively.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At March 31, 2013

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$20,757	$(159)	$—	$—	$20,757	$(159)

Corporate	—	—	1,980	(20)	1,980	(20)

Total	$20,757	$(159)	$1,980	$(20)	$22,737	$(179)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2013.

At December 31, 2012

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$17,834	$(134)	$—	$—	$17,834	$(134)

Corporate	1,985	(16)	3,889	(111)	5,874	(127)

Total	$19,819	$(150)	$3,889	$(111)	$23,708	$(261)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2012.

The Company’s available for sale portfolio had one and two investment securities at March 31, 2013 and December 31, 2012, respectively, that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012

Commercial, financial, and agricultural	$20,900	$23,510
Commercial Real Estate	118,586	125,239
Single-Family Residential	35,619	34,523
Construction and Development	2,448	1,813
Consumer	5,963	5,913
	183,516	190,998
Allowance for loan losses	3,415	3,509

	$180,101	$187,489

Activity in the allowance for loan losses is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012

Balance at beginning of period	$3,509	$3,956	$3,956
Provision for loan losses	225	2,400	750
Loans charged-off	(388)	(3,069)	(823)
Recoveries on loans previously charged-off	69	222	44
Balance at end of period	$3,415	$3,509	$3,927

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended March 31, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$433	$1,853	$803	$177	$243	$3,509
Provision for loan losses	(31)	14	136	39	67	225
Loans charged-off	(5)	(65)	(216)	(30)	(72)	(388)
Recoveries on loans charged-off	11	26	11	—	21	69
Ending Balance	$408	$1,828	$734	$186	$259	$3,415

	For the Three Month Period Ended March 31, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	(10)	414	204	148	(6)	750
Loans charged-off	(7)	(631)	(134)	(29)	(22)	(823)
Recoveries on loans charged-off	8	7	4	—	25	44
Ending Balance	$385	$1,996	$770	$568	$208	$3,927

	For the Year Ended December, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	27	1,761	646	(140)	106	2,400
Loans charged-off	(21)	(2,138)	(625)	(136)	(149)	(3,069)
Recoveries on loans charged-off	33	24	86	4	75	222
Ending Balance	$433	$1,853	$803	$177	$243	$3,509

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At March 31, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$354	$—	$—	$—	$354
Total specific reserves	—	354	—	—	—	354
General reserves	408	1,474	734	186	259	3,061
Total	$408	$1,828	$734	$186	$259	$3,415

Loans individually evaluated for impairment	$—	$13,298	$434	$120	$—	$13,852
Loans collectively evaluated for impairment	20,900	105,288	35,185	2,328	5,963	169,664
Total	$20,900	$118,586	$35,619	$2,448	$5,963	$183,516

	At December 31, 2012
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$319	$1	$—	$—	$320
Total specific reserves	—	319	1	—	—	320
General reserves	433	1,534	802	177	243	3,189
Total	$433	$1,853	$803	$177	$243	$3,509

Loans individually evaluated for impairment	$—	$17,248	$516	$278	$—	$18,042
Loans collectively evaluated for impairment	23,510	107,991	34,007	1,535	5,913	172,956
Total	$23,510	$125,239	$34,523	$1,813	$5,913	$190,998

The following table presents impaired loans by class of loan (in thousands):

	At March 31, 2013
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$231	$231
HELOC’s and equity	—	—	—	203	203
Commercial
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	1,039	1,039	281	6,932	6,845
Non-owner occupied	1,057	1,003	73	4,326	4,081
Multi-family	—	—	—	330	330
Construction and Development:
Construction	—	—	—	120	120
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$2,096	$2,042	$354	$12,142	$11,810

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	March 31, 2013		March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$231	$—	$—	$—
HELOC’s and equity	204	9	711	5
Commercial
Secured	—	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	7,898	199	4,828	64
Non-owner occupied	5,404	47	7,696	262
Multi-family	367	29	406	8
Construction and Development:
Construction	122	8	343	18
Improved Land	—	—	620	3
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$14,226	$292	$14,604	$360

	At December 31, 2012
	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$234	$230	$231	$—
HELOC’s and equity	77	77	1	261	209	210	44
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	2,856	2,856	293	7,199	7,199	10,116	480
Non-owner occupied	492	319	24	7,056	5,770	6,420	673
Multi-family	388	388	2	716	716	1,053	103
Construction and Development							.
Construction	—	—	—	120	121	122	55
Improved Land	—	—	—	418	157	169	6
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$3,813	$3,640	$320	$16,004	$14,402	$18,321	$1,361

The following table is an aging analysis of our loan portfolio (in thousands):

	At March 31, 2013
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$2,592	$193	$2,355	$5,140	$21,217	$26,357	$—	$2,819
HELOC’s and equity	210	24	358	592	8,670	9,262	—	385
Commercial:
Secured	30	16	—	46	15,337	15,383	—	24
Unsecured	—	—	—	—	5,517	5,517	—	—
Commercial Real Estate:
Owner occupied	693	179	258	1,130	44,088	45,218	—	2,521
Non-owner occupied	897	46	5,385	6,328	54,980	61,308	—	5,956
Multi-family	—	—	—	—	12,060	12,060	—	—
Construction and Development:
Construction	—	—	—	—	1,792	1,792	—	—
Improved Land	48	—	120	168	117	285	—	120
Unimproved Land	28	—	—	28	343	371	—	—
Consumer and Other	69	9	68	146	5,817	5,963	—	68
Total	$4,567	$467	$8,544	$13,578	$169,938	$183,516	$—	$11,893

	At December 31, 2012
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,550	$957	$3,116	$5,623	$20,106	$25,729	$—	$3,721
HELOC’s and equity	218	32	291	541	8,253	8,794	—	321
Commercial:
Secured	24	—	5	29	16,827	16,856	—	5
Unsecured	5	—	—	5	6,649	6,654	—	—
Commercial Real Estate:
Owner occupied	1,463	188	394	2,045	55,603	57,648	—	2,029
Non-owner occupied	353	634	3,613	4,600	50,486	55,086	—	4,355
Multi-family	—	—	—	—	12,505	12,505	—	—
Construction and Development:
Construction	767	—	—	767	222	989	—	—
Improved Land	—	—	120	120	331	451	—	120
Unimproved Land	—	—	157	157	216	373	—	157
Consumer and Other	49	43	87	179	5,734	5,913	—	87
Total	$4,429	$1,854	$7,783	$14,066	$176,932	$190,998	$—	$10,795

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

The following table presents our loan portfolio by risk rating (in thousands):

	At March 31, 2013
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$26,357	$23,009	$800	$2,548	$—
HELOC’s and equity	9,262	8,754	24	484	—
Commercial:
Secured	15,383	15,334	32	16	1
Unsecured	5,517	5,517	—	—	—
Commercial Real Estate:
Owner occupied	45,218	36,378	3,093	5,715	32
Non-owner occupied	61,308	49,024	8,314	3,961	9
Multi-family	12,060	11,018	648	394	—
Construction and Development:
Construction	1,792	1,672	120	—	—
Improved Land	285	237	—	48	—
Unimproved Land	371	—	—	371	—
Consumer and Other	5,963	5,828	55	80	—
Total	$183,516	$156,771	$13,086	$13,617	$42

	At December 31, 2012
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$25,729	$21,656	$—	$4,073	$—
HELOC’s and equity	8,794	7,745	583	466	—
Commercial:
Secured	16,856	16,788	37	31	—
Unsecured	6,654	5,456	1,185	13	—
Commercial Real Estate:
Owner occupied	57,648	44,252	9,551	3,845	—
Non-owner occupied	55,086	45,127	3,248	6,711	—
Multi-family	12,505	10,636	1,413	456	—
Construction and Development:
Construction	989	869	120	—	—
Improved Land	451	245	—	206	—
Unimproved Land	373	—	—	373	—
Consumer and Other	5,913	5,801	—	87	25
Total	$190,998	$158,575	$16,137	$16,261	$25

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. As of March 31, 2013, the Company did not identify any loans as TDRs under the amended guidance for which the loan was previously measured a general allowance methodology.

During the three months ended March 31, 2013, the Bank modified 2 loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on 2 loans (dollar in thousands).

	March 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate:
Owner occupied	1	$198	$198
Non-owner occupied	1	62	62
Total	2	$260	$260

During the three months ended March 31, 2012, the Bank modified 4 loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on 4 loans (dollar in thousands).

	March 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate:
Owner occupied	2	1,633	1,716
Non-owner occupied	2	947	953
Total	4	$2,580	$2,669

There were no loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the three months ended March 31, 2013 and 2012, respectively.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at March 31, 2013
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$38,611	$—	$38,611	$—
Mortgage-backed securities	82,134	—	82,134	—
Corporate securities	9,953	—	9,953	—
	130,698		130,698

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$12,944	$—	$—	$12,944
Single-family Residential	434	—	—	434
Construction and Development	120	—	—	120
Other real estate owned	9,172	—	—	9,172
	22,670			22,670

	Fair Value Measurements at December 31, 2012
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$39,864	$—	$39,864	$—
Mortgage-backed securities	80,248	—	80,248	—
Corporate securities	9,754	—	9,754	—
	129,866		129,866

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$16,929	$—	$—	$16,929
Single-family Residential	515	—	—	515
Construction and Development	278	—	—	278
Other real estate owned	8,195	—	—	8,195
	25,917			25,917

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(dollars in thousands)	March 31, 2013	Technique	Inputs	Range
Impaired Loans:

Commercial Real Estate	$12,944	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$434	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$120	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$9,172	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 (in thousands):

	March 31, 2013
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	5,102	5,102	5,102	—	—
Interest-bearing deposits with banks	40,030	40,030	40,030	—	—
Cetificates of deposit	100	100	100	—	—
Investment securities	131,624	131,640	—	131,640	—
Other investments	874	874	874	—	—
Loans—net	180,101	180,534	—	—	180,534
Cash surrender value of life insurance	9,682	9,682	9,682	—	—

Financial liabilities:
Deposits	339,395	332,761	—	332,761	—
Advances from Federal Home Loan Bank	287	—	—	287	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	20,015	—
Commercial letters of credit	2,218	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 are as follows:

	December 31, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	5,384	5,384	5,384	—	—
Interest-bearing deposits with banks	34,803	34,803	34,803	—	—
Cetificates of deposit	100	100	100	—	—
Investment securities	131,222	131,246	—	131,246	—
Other investments	995	995	995	—	—
Loans—net	187,489	188,233	—	—	188,233
Cash surrender value of life insurance	9,620	9,620	9,620	—	—

Financial liabilities:
Deposits	340,593	334,105	—	334,105	—
Advances from Federal Home Loan Bank	292	292	—	292	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	24,335	—
Commercial letters of credit	2,218	—

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

	March 31,	December 31,
	2013	2012

Balance—beginning of period	$8,195	$10,076
Additions	1,254	4,660
Sales	(161)	(4,074)
Write downs	(116)	(2,467)

Balance—end of period	$9,172	$8,195

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

The following table presents information about the Company’s intangible assets (in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$2,260	$3,676	$2,142

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended March 31,
	2013	2012
Aggregate amortization expense of core deposit intangibles:	$118	$118

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2013	$472
2014	$472
2015	$472
2016	$118
2017 and thereafter	$—

7.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.  The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended March 31, 2013

Basic earnings per share available to common stockholders	$213	2,146	$0.10
Nonvested restricted stock grant	—	6	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$213	2,152	$0.10

Three Months ended March 31, 2012

Basic earnings per share available to common stockholders	$74	2,134	$0.03
Nonvested restricted stock grant	—	14	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$74	2,148	$0.03

8.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

9.  RECLASSIFICATIONS

Certain amounts in the 2012 consolidated financial statements were reclassified to conform to the 2013 presentation. These reclassifications had no effect on shareholders’ equity or the results of operations as previously presented.

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

The following discussion is of the Company’s financial condition as of March 31, 2013 and December 31, 2012, and the changes in the financial condition and results of operations for the three months ended March 31, 2013 and 2012.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income.  The Company had no investment securities classified as trading securities during 2013 or 2012.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At March 31, 2013, the Company had total assets of $394,243,000 compared to $395,605,000 at December 31, 2012.  Total assets consisted primarily of $132,498,000 in investment securities and $180,101,000 in net loans representing 34% and 46% of total assets, respectively.  Investment securities and net loans represented 33% and 47% of total assets at December 31, 2012.

Interest-bearing deposits with banks increased by $5,227,000 to $40,030,000 for the three months ended March 31, 2013 compared to December 31, 2012.  Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB).  These funds fluctuate daily and are used to manage the Company’s liquidity position.  The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable decreased by $7,388,000 during the quarter. This decrease was primarily driven by a pay-off of a significant commercial real-estate loan. The customer was seeking terms that management felt would put the Bank in a precarious position regarding repayment.

At March 31, 2013, OREO increased by $977,000 to $9,172,000 compared to $8,195,000 reported at year-end of 2012. This increase primarily related to the foreclosure of one property in February 2013.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $62,000 to $9,682,000 at March 31, 2013.  The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at March 31, 2013 totaled $345,080,000 and consisted primarily of $339,395,000 in deposits, representing a decrease of $1,198,000 compared to total deposits of $340,593,000 at December 31, 2012.  FHLB advances totaled $287,000 compared to $292,000 at December 31, 2012.

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

At March 31, 2013 and December 31, 2012, the investment securities portfolio represented approximately 34% and 33%, respectively, of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012

Commercial, financial, and agricultural	$20,900	$23,510
Commercial Real Estate	118,586	125,239
Single-Family Residential	35,619	34,523
Construction and Development	2,448	1,813
Consumer	5,963	5,913
Loans receivable	183,516	190,998
Allowance for loan losses	3,415	3,509

Loans receivable, net	$180,101	$187,489

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q.  A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At March 31, 2013 and December 31, 2012, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $154.2 million and $159.8 million, respectively, and represented 84.0% and 83.6% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•                  The Company’s loans to area churches, which are generally secured by real estate, were approximately $45.0 million and $49.5 million at March 31, 2013 and December 31, 2012, respectively.

•                  The Company’s loans to area convenience stores were approximately $9.6 million and $9.3 million at March 31, 2013 and December 31, 2012, respectively.  Loans to convenience stores are generally secured by real estate.

•                  The Company’s loans to area hotels, which are generally secured by real estate, were approximately $24.7 and $24.8 million at March 31, 2013 and December 31, 2012, respectively.

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

For the period, nonperforming assets increased by $2,075,000 to $21,065,000 compared to $18,990,000 at December 31, 2012.  This increase is primarily related to a $977,000 increase in OREO and a $1,098,000 increase in nonaccrual loans.  The Company charged-off $388,000 in nonperforming loans during the first three months of 2013 which is a decrease of $435,000 compared to $823,000 charged-off for the same period last year. At March 31, 2013, nonperforming assets represent 5.34% of total assets compared to 4.80% at December 31, 2012.  There were no loans greater than 90 days past due and still accruing interest at the end of the first quarter of 2013 or at December 31, 2012.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$4,206	$3,941
Other nonaccrual loans	7,687	6,854
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	11,893	10,795

Real estate acquired through foreclosure	9,172	8,195
Total nonperforming assets	$21,065	$18,990

Ratios:
Nonperforming loans to loans, net of unearned income	6.48%	5.65%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	10.93%	9.53%

Nonperforming assets to total assets	5.34%	4.80%

Allowance for loan losses to nonperforming loans	28.71%	32.51%

Allowance for loan losses to nonperforming assets	16.21%	18.48%

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

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months).  At March 31, 2013 and December 31, 2012 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	March 31, 2013	December 31, 2012

Troubled Debt Restructured Loans:
Restructured loans still accruing	$6,238	$6,258
Restructured loans nonaccruing	4,206	3,941
Total restructured and modified loans	$10,444	$10,199

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments.  However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the first quarter of 2013, based on the Company’s evaluation, the provision for loan losses charged against operating earnings decreased by $525,000 to $225,000 compared to $750,000 for the same three month period last year due to improved credit quality. Approximately $354,000 of the allowance for loan losses was allocated to loans management considered impaired at March 31, 2013 compared to $320,000 at December 31, 2012.

At March 31, 2013, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three months ended March 31, 2013 and 2012 (amount in thousands, except financial ratios):

	2013	2012

Loans, net of unearned income	$183,516	$194,339

Average loans, net of unearned income and the allowance for loan losses	$180,740	$192,546

Allowance for loan losses at the beginning of period	$3,509	$3,956

Loans charged-off:
Commercial, financial, and agricultural	5	7
Real estate - loans	311	794
Installment loans to individuals	72	22
Total loans charged-off	388	823

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	11	8
Real estate - loans	37	11
Installment loans to individuals	21	25
Total loans recovered	69	44

Net loans charged-off	319	779

Additions to allowance for loan losses charged to operating expense	225	750

Allowance for loan losses at period end	$3,415	$3,927

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.18%	0.40%

Ratio of allowance for loan losses to loans, net of unearned income	1.86%	2.02%

The following table presents the allocation of the allowance for loan losses.  The allocation is based on an evaluation of defined loans problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	March 31, 2013		December 31, 2012
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$408	11%	$433	12%
Commercial Real Estate	1,828	65%	1,853	66%
Single-family Residential	734	19%	803	18%
Construction and Development	186	2%	177	1%
Consumer	259	3%	243	3%

Total allowance for loan losses	$3,415	100%	$3,509	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth.  Total deposits at March 31, 2013 decreased by 0.4% or $1,198,000 to $339,395,000 compared to December 31, 2012. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits.  Noninterest-bearing deposits increased by $8,024,000 to $67,366,000 and interest-bearing deposits decreased by $9,222,000, or 3.3%%, to $272,029,000 for the three months ending March 31, 2013.  On an average basis, noninterest-bearing deposits decreased to $60,963,000 for the first three months of the year compared to $63,276,000 for the year ended December 31, 2012. Average interest-bearing deposits decreased by $4,462,000 to $274,236,000 at March 31, 2013 compared to $278,698,000 for the year ended December 31, 2012.  As a result of the high level of low cost core deposits, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.68% at March 31, 2013 compared to 4.31% reported for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments.  At March 31, 2013 and December 31, 2012, the Company had $19,322,000 and $14,964,000, respectively, in CDARS deposits.  Participation in this program has enhanced the Company’s ability to retain Corporate and Governmental customers’ with CD deposits higher than the FDIC $250,000 insurance coverage limit.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2013	2012

NOW and money market accounts	$84,206	$92,672
Savings accounts	32,985	32,770
Time deposits of $100,000 or more	119,864	121,223
Other time deposits	34,974	34,586
	$272,029	$281,251

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source.  Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

The Bank had outstanding advances from the FHLB of $287,000 at March 31, 2013 and $292,000 at December 31, 2012.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities.  As of March 31, 2013 and December 31, 2012, total loans pledged as collateral was $26,203,000 and $25,087,000, respectively.

Maturity	Callable	Type		March 31, 2013		December 31, 2012
				(in thousands)

August 2026			(1)	—	287	—	292

Total Principal Outstanding					$287		$292

Weighted Average Rate at Period End				—%		—%

(1)       Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives.  The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At March 31, 2013 the Company had an $79.1 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $287,000 and a letter of credit to secure public deposits in the amount of $20.0 million.  The Company also had $16.5 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended March 31, 2013, net interest income decreased by $600,000 or 16.5% to $3,038,000 compared to $3,638,000 reported for the same period last year.  Total interest income decreased $662,000 or 16.8% compared to $3,935,000 for the same three month period in 2012. Interest income on loans declined $468,000 due to a challenging lending environment, loan payoffs, loans in nonaccrual status, and lower lending rates. Interest income on investment securities declined by $198,000 due to lower yields earned on investment securities compared to the first quarter of 2012.  Total interest expense for the period decreased by $62,000 or 20.9% compared to the same three month period in 2012 as the Company continues to lower its funding cost and improve its deposit mix.  At March 31, 2013 the Company’s cost of funds was approximately 0.27% compared to 0.33% for the same period last year.

At March 31, 2013, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.68%  compared to 3.87% in the previous quarter and 4.31% reported at March 31, 2012.  The Company continues to pursue opportunities to enhance its lending and is investing in the resources and lending associates to strengthen our efforts.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market.  The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the first quarter of 2013, the Company’s provision for loan losses declined by $525,000, or 70.0%, to $225,000 compared to $750,000 reported in the first quarter of 2012.

The allowance for loan losses was $3,415,000 at March 31, 2013 compared to $3,509,000 at December 31, 2012.  The allowance for loan losses was 28.71% of nonperforming loans at March 31, 2013 and 32.51% at December 31, 2012.  The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At March 31, 2013 the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales.  In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,237,000 for the three months ended March 31, 2013, a decline of $235,000 or 16.0% compared with the same period last year primarily due to a decrease in gain on sale of investments. Gain on the sale of investments decreased $181,000 to $141,000 for the three months ended March 31, 2013.  Service charges on deposits and other operating income also declined for the period by $12,000 and $42,000, respectively.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the first quarter of 2013 decreased by $563,000 to $3,813,000 compared to $4,376,000 for the same quarter last year primarily due to a decrease in net OREO expenses of $533,000 due to a decrease in writedowns by $535,000 compared to March 31, 2012. Non-interest expense continues to be closely managed as salaries and employee benefits expense decreased $39,000, net occupancy and equipment expense decreased $66,000, FDIC insurance expense decreased $16,000, which were partially off-set by other operating expenses increasing $91,000 primarily due to a nonrecurring retention payment of $100,000 toward the settlement of a lawsuit.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis.  The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap.  The Company is liability sensitive on a short-term basis as reflected in the following table.  Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment.  However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2013.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category.  However, the actual repricing of these accounts may extend beyond twelve months.  The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2013.

	Cumulative amounts as of March 31, 2013
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$40,030	$—	$—	$—	$40,030
Certificates of deposit	—	100	—	—	100
Investments	—	—	13,526	118,098	131,624
Loans	57,422	12,348	78,371	35,375	183,516
Total interest-sensitive assets	$97,452	$12,448	$91,897	$153,473	$355,270

Interest-sensitive liabilities:
Deposits (a)	$154,468	$76,045	$41,516	$—	$272,029
Other borrowings	—	—	—	287	287
Total interest-sensitive liabilities	$154,468	$76,045	$41,516	$287	$272,316

Interest-sensitivity gap	$(57,016)	$(63,597)	$50,381	$153,186	$82,954

Cumulative interest-sensitivity gap	(57,016)	(120,613)	(70,232)	82,954	82,954

Cumulative interest-sensitivity gap to total interest-sensitive assets	(16.05)%	(33.95)%	(19.77)%	23.35%	23.35%

(a) Savings, Now, and money market deposits totaling $117,191 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts.  Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity.  At March 31, 2013 the Company had an $79.1 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $287,000 and a letter of credit to secure public deposits in the amount of $20 million.  The Company also had $16.5 million of borrowing capacity at the Federal Reserve Bank discount window.  These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased $9,000 for the three months period ended March 31, 2013 primarily due to first quarter 2013 earnings available to common shareholders of $213,000 which was partially off-set by a decline in other comprehensive income, net of income taxes, of $180,000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets.  The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 19%, 18% and 11% at March 31, 2013 and 19%, 17% and 11% at December 31, 2012.  The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 19%, 18% and 11% at March 31, 2013 and 19%, 17% and 11% at December 31, 2012. At March 31, 2013, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ‘‘well capitalized” under regulatory standards.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.                                                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods.  During the quarter ended March 31, 2013, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A.               RISK FACTORS

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2013 in XBRL.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: May 15, 2013	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer