Form 10-Q
period 2013-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2013-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

SEC 1296 (08-03) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,056,790 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on November 14, 2013.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013 AND DECEMBER 31, 2012

(In thousands, except share data)

ASSETS	2013	2012
	(Unaudited)
Cash and due from banks	$6,045	$5,384
Interest-bearing deposits with banks	26,070	34,803
Certificates of deposit	350	100
Investment securities available for sale, at fair value	142,079	129,866
Investment securities held to maturity, at cost	510	1,356
Other investments	874	995
Loans receivable, net	181,563	187,489
Premises and equipment, net	6,709	6,956
Cash surrender value of life insurance	9,883	9,620
Other real estate owned	8,449	8,195
Other assets	9,417	10,841

Total assets	$391,949	$395,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$74,250	$59,342
Interest-bearing deposits	265,475	281,251

Total deposits	339,725	340,593

Accrued expenses and other liabilities	4,966	5,566
Advances from Federal Home Loan Bank	278	292

Total liabilities	344,969	346,451

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Preferred stock - No par value; 10,000,000 shares authorized;
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares
authorized; 2,292,728 and 2,250,364 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	2,293	2,250
Nonvoting common stock - $1 par value; 5,000,000 shares
authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(28)	(57)
Additional paid-in capital	7,932	7,942
Retained earnings	26,714	26,190
Treasury stock at cost, 235,938 and 220,525 shares at
September 30, 2013 and December 31, 2012, respectively	(1,882)	(1,820)
Accumulated other comprehensive income, net of income taxes	20	2,718

Total stockholders’ equity	46,980	49,154

	$391,949	$395,605

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$2,620	$3,144	$7,794	$9,351
Investment securities:
Taxable	530	465	1,349	1,501
Tax-exempt	307	363	968	1,158
Interest-bearing deposits	25	12	73	45
Total interest income	3,482	3,984	10,184	12,055

Interest expense:
Deposits	223	248	690	817
Other borrowings	1	—	1	1
Total interest expense	224	248	691	818
Net interest income	3,258	3,736	9,493	11,237
Provision for loan losses	175	525	450	2,025
Net interest income after provision for loan losses	3,083	3,211	9,043	9,212

Noninterest income:
Service charges on deposits	816	802	2,385	2,356
Gain on sales of securities	—	284	244	619
Other operating income	243	219	866	1,367
Total noninterest income	1,059	1,305	3,495	4,342

Noninterest expense:
Salaries and employee benefits	1,624	1,616	4,876	4,933
Net occupancy and equipment	543	545	1,587	1,648
Amortization of core deposit intangible	118	118	354	354
FDIC insurance	135	169	398	484
Other real estate owned, net	139	655	795	3,112
Other operating expenses	1,242	1,195	3,705	3,530
Total noninterest expense	3,801	4,298	11,715	14,061
Income (loss) before income taxes	341	218	823	(507)
Income tax expense (benefit)	11	(50)	(50)	(660)
Net income	$330	$268	$873	$153
Preferred dividends	59	59	178	178
Net income (loss) available to common shareholders	$271	$209	$695	$(25)
Net income (loss) per common share - basic and diluted	$0.13	$0.10	$0.32	$(0.01)
Weighted average common outstanding shares - basic	2,155	2,152	2,151	2,147
Weighted average common outstanding shares - diluted	2,170	2,169	2,166	2,161
Dividends per common share	$0.00	$0.00	$0.08	$0.08

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited  - In thousands)

	Three Months Ended
	September 30,
	2013	2012

Net Income	$330	$268

Other Comprehensive Income
Unrealized holding gain on investment securities available for sale, net of tax of $34 for 2013 and $244 for 2012	$66	$476
Reclassification adjustment for holding gains included in net income, net of tax of $96 for 2012	$—	$(188)

Other Comprehensive Income	66	288

Total Comprehensive Income	$396	$556

	Nine Months Ended
	September 30,
	2013	2012

Net Income	$873	$153

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investment securities available for sale, net of tax of $1,306 for 2013 and $349 for 2012	(2,537)	677
Reclassification adjustment for holding gains included in net income, net of tax of $83 for 2013 and $210 for 2012	(161)	(409)

Other Comprehensive Income (Loss)	(2,698)	268

Total Comprehensive Income (Loss)	$(1,825)	$421

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited  - In thousands)

	Preferred Stock		Common Stock		Nonvoting Common Stock		Nonvested Restricted	Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income	Total

Balance—December 31, 2011	12	$11,841	2,237	$2,237	90	$90	$(86)	$7,809	$25,828	(219)	$(1,810)	$2,624	$48,533

Net income	—	—	—	—	—	—	—	—	153	—	—	—	153
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	268	268
Issuance of common stock	—	—	8	8	—	—	—	23	—	—	—	—	31
Nonvested restricted stock	—	—	—	—	—	—	(20)	108	—	—	—	—	88
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1)	(3)	—	(3)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(169)	—	—	—	(169)
Balance—September 30, 2012	12	$11,841	2,245	$2,245	90	$90	$(106)	$7,940	$25,634	(220)	$(1,813)	$2,892	$48,723

Balance—December 31, 2012	12	$11,841	2,250	$2,250	90	$90	$(57)	$7,942	$26,190	(221)	$(1,820)	$2,718	$49,154

Net income	—	—	—	—	—	—	—	—	873	—	—	—	873
Other Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	(2,698)	(2,698)
Issuance of common stock	—	—	43	43	—	—	—	137	—	—	—	—	180
Nonvested restricted stock	—	—	—	—	—	—	29	(147)	—	—	—	—	(118)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(15)	(62)	—	(62)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(171)	—	—	—	(171)
Balance—September 30, 2013	12	$11,841	2,293	$2,293	90	$90	$(28)	$7,932	$26,714	(236)	$(1,882)	$20	$46,980

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

	2013	2012
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$873	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	2,025
Depreciation	462	496
Amortization and accretion, net	1,006	1,049
Provision for deferred income tax benefit	1,386	(825)
Gains on sale of assets and investments, net	(244)	(619)
Restricted stock based compensation plan	(118)	88
Decrease in carrying value of other real estate owned	473	2,424
Net loss on sale of other real estate owned	74	575
Change in other assets	802	2,071
Change in accrued expenses and other liabilities	(600)	323
Net cash provided by operating activities	4,564	7,760

INVESTING ACTIVITIES:
Net change in certificates of deposit	(250)	—
Proceeds from calls and maturities of investment securities held to maturity	1,806	977
Proceeds from sales and maturities of investment securities available for sale	26,483	31,027
Purchases of investment securities available for sale	(44,074)	(36,545)
Net change in loans receivable	1,745	1,969
Proceeds from the sale of other real estate owned	2,981	3,161
Purchases of premises and equipment, net	(214)	(235)
Net cash provided by (used in) investing activities	11,523	354

FINANCING ACTIVITIES:
Net change in deposits	(868)	(5,173)
Net change in advances from Federal Home Loan Bank	(14)	(14)
Proceeds from issuance of common stock	180	31
Purchase of treasury stock	(62)	(3)
Dividends paid - preferred	(178)	(178)
Dividends paid - common	(171)	(169)
Net cash used in financing activities	(1,113)	(5,506)
Net change in cash and cash equivalents	(8,072)	2,608
Cash and cash equivalents, beginning of period	40,187	33,452
Cash and cash equivalents at end of period	$32,115	$36,060

Supplemental disclosures of cash paid during the period for:
Interest	$713	$860
Income taxes	$26	$28

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$3,782	2,090
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$(2,698)	$268

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012. The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2013 fiscal year.

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2013 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Troubled Asset Relief Program

On August 13, 2010, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Community Development Capital Initiative, the Company entered into a Letter Agreement, and an Exchange Agreement–Standard Terms (“Exchange Agreement”), with the Treasury, pursuant to which the Company agreed to exchange 7,462 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Shares”), issued on March 6, 2009, pursuant to the Company’s participation in the TARP Capital Purchase Program, for 7,462 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Shares”) issued pursuant to the TARP Community Development Capital Initiative, both of which have a liquidation preference of $1,000 (the “Exchange Transaction”). No new monetary consideration was exchanged in connection with the Exchange Transaction. The Exchange Transaction closed on August 13, 2010 (the “Closing Date”).

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

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$33,889	$1,363	$1	$35,251
Mortgage-backed securities	98,368	474	1,976	96,866
Corporate securities	9,791	171	—	9,962
Totals	$142,048	$2,008	$1,977	$142,079

At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$36,977	$2,887	$—	$39,864
Mortgage-backed securities	79,025	1,357	134	80,248
Corporate securities	9,746	135	127	9,754
Totals	$125,748	$4,379	$261	$129,866

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$510	$3	$—	$513

At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$1,356	$24	$—	$1,380

The amortized costs and fair values of investment securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties(in thousands).

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	12,217	12,494	510	513
Due after five years through ten years	28,466	29,206	—	—
Due after ten years	101,365	100,379	—	—

	$142,048	$142,079	$510	$513

Securities with carrying values of $99,369,000 and $82,428,000 as of September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, FHLB advances and a $15.9 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Proceeds from the sale of securities were $2,268,000 and $7,437,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. Gross realized gains on sales of securities were $244,000 and $619,000 for the nine months ended September 30, 2013 and 2012, respectively. The Company received $0 and $3,482,000 in proceeds from the sale of securities for the three months ended September 30, 2013 and September 30, 2012, respectively. For the three month period ended September 30, 2013 there were no gross realized gains on securities and $284,000 at September 30, 2012..There were no gross realized losses on sales of securities for the three month and nine month periods ended September 30, 2013 and 2012, respectively.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At September 30, 2013

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage-backed securities	$57,360	$(1,899)	$1,950	$(77)	$59,310	$(1,976)
Municipal securities	552	(1)	—	—	552	(1)
Total	$57,912	$(1,900)	$1,950	$(77)	$59,862	$(1,977)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2013.

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

The Company’s available for sale portfolio had one investment security at September 30, 2013 that was in an unrealized loss position for longer than twelve months. At December 31, 2012, the Company had two investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2013	2012

Commercial, financial, and agricultural	$19,324	$23,510
Commercial Real Estate	120,335	125,239
Single-Family Residential	35,255	34,523
Construction and Development	3,526	1,813
Consumer	6,239	5,913
	184,679	190,998
Allowance for loan losses	3,116	3,509

	$181,563	$187,489

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012 is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012

Balance at beginning of period	$3,509	$3,956	$3,956
Provision for loan losses	450	2,400	2,025
Loans charged-off	(1,423)	(3,069)	(2,270)
Recoveries on loans previously charged-off	580	222	144
Balance at end of period	$3,116	$3,509	$3,855

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended September 30, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$168	$2,180	$606	$156	$304	$3,414
Provision for loan losses	(65)	(64)	243	139	(78)	175
Loans charged-off	(16)	(338)	(234)	—	(27)	(615)
Recoveries on loans charged-off	8	2	83	35	14	142
Ending Balance	$95	$1,780	$698	$330	$213	$3,116

	For the Nine Month Period Ended September 30, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$433	$1,853	$803	$177	$243	$3,509
Provision for loan losses	(342)	281	302	148	61	450
Loans charged-off	(22)	(711)	(518)	(30)	(142)	(1,423)
Recoveries on loans charged-off	26	357	111	35	51	580
Ending Balance	$95	$1,780	$698	$330	$213	$3,116

	For the Three Month Period Ended September 30, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$313	$2,464	$819	$516	$231	$4,343
Provision for loan losses	115	235	131	47	(3)	525
Loans charged-off	(10)	(781)	(182)	(49)	(32)	(1,054)
Recoveries on loans charged-off	10	2	10	—	19	41
Ending Balance	$428	$1,920	$778	$514	$215	$3,855

	For the Nine Month Period Ended September 30, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	27	1,151	589	201	57	2,025
Loans charged-off	(17)	(1,447)	(558)	(136)	(112)	(2,270)
Recoveries on loans charged-off	24	10	51	—	59	144
Ending Balance	$428	$1,920	$778	$514	$215	$3,855

	For the Year Ended December, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	27	1,761	646	(140)	106	2,400
Loans charged-off	(21)	(2,138)	(625)	(136)	(149)	(3,069)
Recoveries on loans charged-off	33	24	86	4	75	222
Ending Balance	$433	$1,853	$803	$177	$243	$3,509

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At September 30, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$3	$—	$—	$—	$3
Total specific reserves	—	3	—	—	—	3
General reserves	95	1,777	698	330	213	3,113
Total	$95	$1,780	$698	$330	$213	$3,116

Loans individually evaluated for impairment	$26	$8,616	$360	$—	$—	$9,002
Loans collectively evaluated for impairment	19,298	111,719	34,895	3,526	6,239	175,677
Total	$19,324	$120,335	$35,255	$3,526	$6,239	$184,679

	At December 31, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$319	$1	$—	$—	$320
Total specific reserves	—	319	1	—	—	320
General reserves	433	1,534	802	177	243	3,189
Total	$433	$1,853	$803	$177	$243	$3,509

Loans individually evaluated for impairment	$—	$17,248	$516	$278	$—	$18,042
Loans collectively evaluated for impairment	23,510	107,991	34,007	1,535	5,913	172,956
Total	$23,510	$125,239	$34,523	$1,813	$5,913	$190,998

The following table presents impaired loans by class of loan (in thousands):

	At September 30, 2013
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$231	$231
HELOC's and equity	—	—	—	129	129
Commercial
Secured	—	—	—	26	26
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	7,958	6,019
Non-owner occupied	—	—	—	2,793	2,263
Multi-family	390	334	3	—	—
Construction and Development:
Construction	—	—	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$390	$334	$3	$11,137	$8,668

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	Nine Months September 30, 2013		Nine Months September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$231	$—	$231	$—
HELOC's and equity	128	2	211	14
Commercial
Secured	30	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	6,049	337	10,824	198
Non-owner occupied	2,367	83	6,347	111
Multi-family	363	16	1,084	47
Construction and Development:		.		.
Construction	—	—	122	23
Improved Land	—	—	211	5
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$9,168	$438	$19,030	$398

	At December 31, 2012
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$234	$230	$231	$—
HELOC's and equity	77	77	1	261	209	210	44
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	2,856	2,856	293	7,199	7,199	10,116	480
Non-owner occupied	492	319	24	7,056	5,770	6,420	673
Multi-family	388	388	2	716	716	1,053	103
Construction and Development							.
Construction	—	—	—	120	121	122	55
Improved Land	—	—	—	418	157	169	6
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$3,813	$3,640	$320	$16,004	$14,402	$18,321	$1,361

The following table is an aging analysis of our loan portfolio (in thousands):

	At September 30, 2013
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$—	$983	$2,250	$3,233	$23,440	$26,673	$—	$2,883
HELOC's and equity	570	—	448	1,018	7,564	8,582	—	710
Commercial:
Secured	—	—	—	—	14,001	14,001	—	—
Unsecured	—	—	—	—	5,323	5,323	—	—
Commercial Real Estate:
Owner occupied	722	758	—	1,480	59,457	60,937	—	961
Non-owner occupied	290	195	38	523	44,048	44,571	—	1,505
Multi-family	409	—	—	409	14,418	14,827	—	334
Construction and Development:
Construction	—	—	—	—	2,891	2,891	—	—
Improved Land	47	—	—	47	220	267	—	—
Unimproved Land	—	—	—	—	368	368	—	—
Consumer and Other	26	1	53	80	6,159	6,239	—	53
Total	$2,064	$1,937	$2,789	$6,790	$177,889	$184,679	$—	$6,446

	At December 31, 2012
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,550	$957	$3,116	$5,623	$20,106	$25,729	$—	$3,721
HELOC's and equity	218	32	291	541	8,253	8,794	—	321
Commercial:
Secured	24	—	5	29	16,827	16,856	—	5
Unsecured	5	—	—	5	6,649	6,654	—	—
Commercial Real Estate:
Owner occupied	1,463	188	394	2,045	55,603	57,648	—	2,029
Non-owner occupied	353	634	3,613	4,600	50,486	55,086	—	4,355
Multi-family	—	—	—	—	12,505	12,505	—	—
Construction and Development:
Construction	767	—	—	767	222	989	—	—
Improved Land	—	—	120	120	331	451	—	120
Unimproved Land	—	—	157	157	216	373	—	157
Consumer and Other	49	43	87	179	5,734	5,913	—	87
Total	$4,429	$1,854	$7,783	$14,066	$176,932	$190,998	$—	$10,795

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan and lease portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant.

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

The following table presents our loan portfolio by risk rating (in thousands):

	At September 30, 2013
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$26,673	$23,440	$—	$3,201	$32
HELOC's and equity	8,582	7,789	23	667	103
Commercial:
Secured	14,001	13,975	—	26	—
Unsecured	5,323	5,323	—	—	—
Commercial Real Estate:
Owner occupied	60,936	49,668	5,693	5,575	—
Non-owner occupied	44,572	41,234	822	2,516	—
Multi-family	14,827	13,790	648	389	—
Construction and Development:
Construction	2,891	2,891	—	—	—
Improved Land	267	220	—	47	—
Unimproved Land	368	—	—	368	—
Consumer and Other	6,239	6,176	1	60	2
Total	$184,679	$164,506	$7,187	$12,849	$137

	At December 31, 2012
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$25,729	$21,656	$—	$4,073	$—
HELOC's and equity	8,794	7,745	583	466	—
Commercial:
Secured	16,856	16,788	37	31	—
Unsecured	6,654	5,456	1,185	13	—
Commercial Real Estate:
Owner occupied	57,648	44,252	9,551	3,845	—
Non-owner occupied	55,086	45,127	3,248	6,711	—
Multi-family	12,505	10,636	1,413	456	—
Construction and Development:
Construction	989	869	120	—	—
Improved Land	451	245	—	206	—
Unimproved Land	373	—	—	373	—
Consumer and Other	5,913	5,801	—	87	25
Total	$190,998	$158,575	$16,137	$16,261	$25

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

During the three and nine months ended September 30, 2013, the Bank modified five and 13 loans, respectively, that were considered to be troubled debt restructurings.

We extended the terms and decreased the interest rate on three and nine loans, respectively, during the three and nine months ended September 30, 2013.

We did not decrease the interest rate on any loans during the three months ended September 30, 2013. We decreased the interest rate only on two loans during the nine months ended September 30, 2013.

We extended the terms only on two loans during the three and nine months ended September 30, 2013, respectively.

(dollars in thousands)

Extended Terms and Decreased Interest Rate

	Three months ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential mortgages	1	$82	$82
Commercial Real Estate:
Non-owner occupied	2	390	390
Total	3	$472	$472

	Nine months ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential mortgages	3	$417	$423
Commercial Real Estate:
Owner occupied	2	252	258
Non-owner occupied	4	1,586	1,571
Total	9	$2,255	$2,252

Decreased Interest Rate Only

There were no loans with a decreased interest rate only for the three months ended September 30, 2013.

	Nine months ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential mortgages	2	$140	$140
Total	2	$140	$140

Extended Term Only

	Three months ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential mortgages	1	$14	$14
Commercial Real Estate:
Non-owner occupied	1	386	386
Total	2	$400	$400

	Nine months ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential mortgages	1	$14	$14
Commercial Real Estate:
Non-owner occupied	1	386	386
Total	2	$400	$400

During the three months ended September 30, 2012 the bank modified no loans that were considered to be troubled debt restructurings. During the nine months ended September 30, 2012, the Bank modified five loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on all modified loans (dollar in thousands).

	Nine months ended September 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
First mortgages	1	$235	$242
Commercial Real Estate:
Owner occupied	3	3,467	3,542
Non-owner occupied	1	114	113
Total	5	$3,816	$3,897

There were no loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the three and nine months ended September 30, 2013. There was one loan restructured that experienced payment default subsequent to restructuring during the nine months ended September 30, 2012. There were no loans restructured that experienced payment default subsequent to restructuring during the three months ended September 30, 2012.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported)(in thousands):

	Fair Value Measurements at September 30, 2013
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$35,251	$—	$35,251	$—
Mortgage-backed securities	96,866	—	96,866	—
Corporate securities	9,962	—	9,962	—
	142,079	—	142,079	—

Nonrecurring Basis:
Assets
Collateral Dependent Impaired loans:
Commercial	$26	$—	$—	$26
Commercial Real Estate	8,613	—	—	8,613
Single-family Residential	360	—	—	360
Other real estate owned	8,449	—	—	8,449
	17,448	—	—	17,448

	Fair Value Measurements at December 31, 2012
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$39,864	$—	$39,864	$—
Mortgage-backed securities	80,248	—	80,248	—
Corporate securities	9,754	—	9,754	—
	129,866		129,866

Nonrecurring Basis:
Assets
Collateral Dependent Impaired loans:
Commercial Real Estate	$16,929	$—	$—	$16,929
Single-family Residential	515	—	—	515
Construction and Development	278	—	—	278
Other real estate owned	8,195	—	—	8,195
	25,917	—	—	25,917

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(dollars in thousands)	September 30, 2013	Technique	Inputs	Range
Collateral Dependent Impaired Loans:
Commercial	$ 26	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Commercial Real Estate	$ 8,613	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$ 360	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$ 8,449	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 (in thousands):

	September 30, 2013
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	6,045	6,045	6,045	—	—
Interest-bearing deposits with banks	26,070	26,070	26,070	—	—
Cetificates of deposit	350	350	350	—	—
Investment securities	142,589	142,592	—	142,592	—
Other investments	874	874	874	—	—
Loans—net	181,563	182,780	—	—	182,780
Cash surrender value of life insurance	9,883	9,883	9,883	—	—

Financial liabilities:
Deposits	339,725	328,586	69,997	258,589	—
Advances from Federal Home Loan Bank	278	278	—	278	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	26,500	—
Commercial letters of credit	2,125	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 are as follows:

	December 31, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	5,384	5,384	5,384	—	—
Interest-bearing deposits with banks	34,803	34,803	34,803	—	—
Cetificates of deposit	100	100	100	—	—
Investment securities	131,222	131,245	—	131,245	—
Other investments	995	995	995	—	—
Loans—net	187,489	188,233	—	—	188,233
Cash surrender value of life insurance	9,620	9,620	9,620	—	—

Financial liabilities:
Deposits	340,593	334,105	57,187	276,918	—
Advances from Federal Home Loan Bank	292	292	—	292	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	24,335	—
Commercial letters of credit	2,218	—

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

	September 30,	December 31,
	2013	2012

Balance—beginning of period	$8,195	$10,076
Additions	3,782	4,660
Sales	(3,055)	(4,074)
Write downs	(473)	(2,467)

Balance—end of period	$8,449	$8,195

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

The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,676	$2,496	$3,676	$2,142

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Aggregate amortization expense of core deposit intangibles:	$118	$118	$354	$354

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2013	$472
2014	$472
2015	$472
2016	$118
2017 and thereafter	$—

7. NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income (loss) per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income (loss) per share available to common and potential common stockholders for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2013

Basic earnings per share available to common stockholders	$271	2,155	$0.13
Nonvested restricted stock grant	—	15	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$271	2,170	$0.13

Three Months ended September 30, 2012

Basic earnings per share available to common stockholders	$209	2,152	$0.10
Nonvested restricted stock grant	—	17	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$209	2,169	$0.10

Nine Months ended September 30, 2013

Basic earnings per share available to common stockholders	$695	2,151	$0.32
Nonvested restricted stock grant	—	15	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$695	2,166	$0.32

Nine Months ended September 30, 2012

Basic loss per share available to common stockholders	$(25)	2,147	$(0.01)
Nonvested restricted stock grant	—	17	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted loss per share	$(25)	2,164	$(0.01)

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

9. RECLASSIFICATIONS

Certain amounts in the 2012 consolidated financial statements were reclassified to conform to the 2013 presentation. These reclassifications had no effect on shareholders’ equity or the results of operations as previously presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Forward Looking Statements

In addition to historical information, this report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, the words "believe," "anticipates," "plan," expects," and similar expressions are intended to identify forward-looking statements.

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

The following discussion is of the Company’s financial condition as of September 30, 2013 and December 31, 2012, and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2013 and 2012.

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

Investment Securities- The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2013 or 2012.

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

Other Real Estate Owned -Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings.

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

FINANCIAL CONDITION

At September 30, 2013, the Company had total assets of $391,949,000 compared to $395,605,000 at December 31, 2012. The decrease is related to a $5,926,000 decrease in loans, a $8,733,000 decrease in interest bearing deposits with banks, offset by a $12,213,000 increase in available for sale investment securities. Total assets consisted primarily of $143,463,000 in investment securities and $181,563,000 in net loans representing 37% and 46% of total assets, respectively. Investment securities and net loans represented 33% and 47% of total assets at December 31, 2012.

Interest-bearing deposits with banks decreased by $8,733,000 to $26,070,000 for the nine month period ended September 30, 2013 compared to December 31, 2012. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity position. The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Investment securities available for sale have increased $12,213,000 to $142,099,000 at September 30, 2013, as the Company used a portion of its excess liquidity and placed the funds in higher yielding assets instead of lower yielding interest bearing deposits with banks.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable decreased by $5,926,000 for the year. This decrease was primarily driven by a pay-off of a significant commercial real-estate loan. As with our industry, we continue to experience the impact of a challenging lending environment and competitive pricing pressures. The Company continues to pursue opportunities to enhance our lending and is investing in the resources and lending associates to strengthen our efforts.

At September 30, 2013, OREO increased by $254,000 to $8,449,000 compared to $8,195,000 reported at year-end of 2012. This increase primarily related to the addition of one real estate loan.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $263,000 to $9,883,000 at September 30, 2013. The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at September 30, 2013 totaled $344,969,000 and consisted primarily of $339,725,000 in deposits, representing a decrease of $868,000 compared to total deposits of $340,593,000 at December 31, 2012. FHLB advances totaled $278,000 compared to $292,000 at December 31, 2012.

The Company’s asset/liability management program, which monitors the Company's interest rate sensitivity as well as volume and mix changes in earning assets and interest bearing liabilities, may impact the growth of the Company’s balance sheet as it seeks to maximize net interest income.

INVESTMENT SECURITIES

The composition of the Company's investment securities portfolio reflects the Company's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objective of the Company's investment strategy is to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company's interest rate sensitivity position, while at the same time producing adequate levels of interest income.

At September 30, 2013 and December 31, 2012, the investment securities portfolio represented approximately 37% and 33%, respectively, of the Company's total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2013	2012

Commercial, financial, and agricultural	$19,324	$23,510
Commercial Real Estate	120,335	125,239
Single-Family Residential	35,255	34,523
Construction and Development	3,526	1,813
Consumer	6,239	5,913
Loans receivable	184,679	190,998
Allowance for loan losses	3,116	3,509

Loans receivable, net	$181,563	$187,489

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At September 30, 2013 and December 31, 2012, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $159.1 million and $161.6 million, respectively, and represented 86.2% and 84.6% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $43.1 million and $49.5 million at September 30, 2013 and December 31, 2012, respectively.

•	The Company’s loans to area convenience stores were approximately $9.4 million and $9.3 million at September 30, 2013 and December 31, 2012, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $25.9 and $24.8 million at September 30, 2013 and December 31, 2012, respectively.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and repossessed assets. Nonperforming loans generally include loans and leases whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties or are past due with respect to principal or interest more than 90 days and have been placed on nonaccrual status.

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

For the period, nonperforming assets decreased by $4,095,000 to $14,895,000 compared to $18,990,000 at December 31, 2012. This decrease is primarily related to a $4,928,000 decrease in other nonaccrual loans. The Company charged-off $1,423,000 in nonperforming loans during the first nine months of 2013 which is a decrease of $847,000 compared to $2,270,000 charged-off for the same period last year. At September 30, 2013, nonperforming assets represent 3.80% of total assets compared to 4.80% at December 31, 2012. There were no loans greater than 90 days past due and still accruing interest at the end of the third quarter of 2013 or at December 31, 2012.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$4,520	$3,941
Other nonaccrual loans	1,926	6,854
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	6,446	10,795

Real estate acquired through foreclosure	8,449	8,195
Total nonperforming assets	$14,895	$18,990

Ratios:
Nonperforming loans to loans, net of unearned income	3.49%	5.65%

Nonperforming assets to loans, net of unearned income,
and real estate acquired through foreclosure	7.71%	9.53%

Nonperforming assets to total assets	3.80%	4.80%

Allowance for loan losses to nonperforming loans	48.34%	32.51%

Allowance for loan losses to nonperforming assets	20.92%	18.48%

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

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	September 30, 2013	December 31, 2012

Troubled Debt Restructured Loans:
Restructured loans still accruing	$6,657	$6,258
Restructured loans nonaccruing	4,520	3,941
Total restructured and modified loans	$11,177	$10,199

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the third quarter of 2013, based on the Company’s evaluation, the provision for loan losses charged against operating earnings decreased by $350,000 to $175,000 compared to $525,000 for the same three month period last year due to improved credit quality. For the first nine months of 2013, a provision for loan losses of $450,000 was charged against operating earnings compared to $2,025,000 for the same period last year. Approximately $3,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2013 compared to $320,000 at December 31, 2012.

At September 30, 2013, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine months ended September 30, 2013 and 2012 (amount in thousands, except financial ratios):

	2013	2012

Loans, net of unearned income	$184,679	$193,187

Average loans, net of unearned income and the allowance for loan losses	$177,795	$192,427

Allowance for loan losses at the beginning of period	$3,509	$3,956

Loans charged-off:
Commercial, financial, and agricultural	22	17
Real estate - loans	1,259	2,141
Installment loans to individuals	142	112
Total loans charged-off	1,423	2,270

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	26	24
Real estate - loans	503	61
Installment loans to individuals	51	59
Total loans recovered	580	144

Net loans charged-off	843	2,126

Additions to allowance for loan losses charged to operating expense	450	2,025

Allowance for loan losses at period end	$3,116	$3,855

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.47%	1.10%

Ratio of allowance for loan losses to loans, net of unearned income	1.69%	2.00%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	September 30, 2013		December 31, 2012
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$95	11%	$433	12%
Commercial Real Estate	1,780	65%	1,853	66%
Single-family Residential	698	19%	803	18%
Construction and Development	330	2%	177	1%
Consumer	213	3%	243	3%

Total allowance for loan losses	$3,116	100%	$3,509	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at September 30, 2013 decreased by 0.3% or $868,000 to $339,725,000 compared to December 31, 2012. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits increased by $14,908,000, or 25.1% to $74,250,000 and interest-bearing deposits decreased by $15,776,000, or 5.6%, to $265,475,000 for the nine month period ending September 30, 2013. On an average basis, noninterest-bearing deposits increased to $71,777,000 for the first nine months of the year compared to $63,276,000 for the year ended December 31, 2012. Average interest-bearing deposits decreased by $5,878,000 to $272,820,000 at September 30, 2013 compared to $278,698,000 for the year ended December 31, 2012. At September 30, 2013, the Company’s cost of funds was approximately 0.26% compared to 0.31% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD investments. At September 30, 2013 and December 31, 2012, the Company had $22,100,000 and $14,964,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain Corporate and Governmental customers’ with CD deposits higher than the FDIC $250,000 insurance coverage limit.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2013	2012

NOW and money market accounts	$92,402	$92,672
Savings accounts	31,803	32,770
Time deposits of $100,000 or more	107,609	121,223
Other time deposits	33,661	34,586
	$265,475	$281,251

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

The Bank had outstanding advances from the FHLB of $278,000 at September 30, 2013 and $292,000 at December 31, 2012.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of September 30, 2013 and December 31, 2012, total loans pledged as collateral was $32,118,000 and $25,087,000, respectively.

Maturity	Callable Type	June 30, 2013		December 31, 2012
			(in thousands)

August 2026	(1)	—	278	—	292

Total Principal Outstanding			$278		$292

Weighted Average Rate at Period End		—%		—%

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for home ownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At September 30, 2013 the Company had a $82.2 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $0.3 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $15.9 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended September 30, 2013, net interest income decreased by $478,000 or 12.8% to $3,258,000 compared to $3,736,000 reported for the same period last year. Total interest income decreased $502,000 or 12.6% compared to $3,984,000 for the same three month period in 2012. Interest income on loans declined $524,000 due to a challenging lending environment, loan payoffs, and lower lending rates. Interest income on investment securities increased by $9,000 due to higher average investment balances compared to the third quarter of 2012. Total interest expense for the period decreased by $24,000 or 9.7% compared to the same three month period in 2012 as the Company continues to lower its funding cost and improve its deposit mix. At September 30, 2013, the Company’s cost of funds was approximately 0.26% compared to 0.31% for the same period last year.

On a year-to-date basis, net interest income decreased by $1,744,000 or 15.5% to $9,493,000 compared to $11,237,000 reported for the same period last year. Total interest income declined by $1,871,000 or 15.5% to $10,184,000 compared to the same nine month period in 2012 primarily due to a challenging lending environment, loan payoffs, and lower lending rates. Interest income on investment securities declined by $342,000 due to lower yields earned on investment securities compared to the same period in 2012. Total interest expense for the nine month period ended September 30, 2013, decreased by $127,000 or 15.5% compared to the same period in 2012 as the Company lowered its funding cost and improved its deposit mix.

At September 30, 2013, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.75% compared to 3.69% in the previous quarter end and 4.43% reported at September 30, 2012. The decrease in the net interest margin on a fully tax equivalent basis year-over-year is due to the repricing of existing loans with lower interest rates due to competitive pressures, coupled with loans rolling off at higher-yielding rates to be replaced with lower-yielding loans due to the prolonged super low interest rate environment. The Company continues to pursue opportunities to enhance its lending and is investing in the resources and lending associates to strengthen our efforts.

The Company has an asset/liability management program which monitors the Company's interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the third quarter of 2013, the Company’s provision for loan losses charged against operating earnings declined by $350,000 or 66.7%, to $175,000 compared to $525,000 reported in the third quarter of 2012.

For the first nine months of 2013, the Company recognized a provision for loan losses charged against operating earnings of $450,000, a $1,575,000 or 77.8%, decrease compared to $2,025,000 for the same period in 2012. The allowance for loan losses was $3,116,000 at September 30, 2013 compared to $3,509,000 at December 31, 2012. The allowance for loan losses was 48.34% of nonperforming loans at September 30, 2013 and 32.51% at December 31, 2012. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2013 the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,059,000 for the three month period ended September 30, 2013, a decrease of $246,000 or 18.9% compared with the same period last year. Gain on the sale of investments decreased $284,000 to zero for the three month period ended September 30, 2013. Service charges on deposits increased by $14,000 and other operating income increased for the period by $24,000.

Year-to-date, noninterest income decreased by $847,000 or 19.5% to $3,495,000 compared to the same period last year. The decrease is primarily attributed to a payout of a life insurance policy and the recovery of legal expenses related to a settlement of a defaulted loan during the second quarter of 2012. In addition, gains on the sale of investment securities decreased by $375,000 to $244,000.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the third quarter of 2013 decreased by $497,000 to $3,801,000 compared to $4,298,000 for the same quarter last year primarily due to a decrease in net OREO expenses of $516,000 due to a decrease in write downs by $331,000 compared to the third quarter of 2012. Non-interest expense continues to be closely managed as salaries and employee benefits expense and net occupany and equipment expense remained consistent, FDIC insurance expense decreased $34,000, which were partially off-set by an increase in other operating expenses of $47,000.

For the nine month period ended September 30, 2013, noninterest expense decreased by $2,346,000 or 16.7%. OREO related expenses decreased by $2,317,000 to $795,000 from $3,112,000 for the same period last year. Due to improved credit quality the Company has foreclosed on fewer properties in 2013 and market values have stabilized resulting in lower write-downs on foreclosed properties. Other operating expenses increased $175,000 primarily due to a nonrecurring retention payment of $100,000 toward the settlement of a lawsuit in 2013. The Company continues its efforts to manage its core expenses by reducing staffing to an optimal level and cutting unnecessary expenditures.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2013. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2013.

	Cumulative amounts as of September 30, 2013
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$26,070	$—	$—	$—	$26,070
Certificates of deposit	—	350	—	—	350
Investments	—	—	13,004	129,585	142,589
Loans	38,501	23,415	88,538	34,225	184,679
Total interest-sensitive assets	$64,571	$23,765	$101,542	$163,810	$353,688

Interest-sensitive liabilities:
Deposits (a)	$155,192	$67,024	$43,259	$—	$265,475
Other borrowings	—	—	—	278	278
Total interest-sensitive liabilities	$155,192	$67,024	$43,259	$278	$265,753

Interest-sensitivity gap	$(90,621)	$(43,259)	$58,283	$163,532	$87,935

Cumulative interest-sensitivity gap	(90,621)	(133,880)	(75,597)	87,935	87,935

Cumulative interest-sensitivity gap to
total interest-sensitive assets	(25.62)%	(37.85)%	(21.37)%	24.86%	24.86%

(a) Savings, NOW, and money market deposits totaling $124,205 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company's incremental borrowing capacity. At September 30, 2013 the Company had a$82.2 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $0.3 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $15.9 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders' equity declined $2,174,000 for the nine month period ended September 30, 2013 primarily due to a decline in other comprehensive income, net of income taxes, of $2,698,000.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 19%, 17% and 10% at September 30, 2013 and 19%, 17% and 11% at December 31, 2012. The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 19%, 17% and 10% at September 30, 2013 and 19%, 17% and 11% at December 31, 2012. At September 30, 2013, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ‘‘well capitalized” under regulatory standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended September 30, 2013, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three and nine months ended September 30, 2013 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 14, 2013	By: /s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: November 14, 2013	By: /s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer

Page 46 of 50