Form 10-K
period 2013-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2014-03-31
CIK 813640

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐     Accelerated filer ☐       Non- accelerated filer (do not check if a smaller reporting company) ☐      Smaller reporting company ☒

The number of shares outstanding for each of the registrant’s classes of common stock as of March 28, 2014 was: 2,056,790 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $6.33 per share on June 30, 2013, was approximately $8,427,966.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated : (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Proxy Statement for 2014 Annual Meeting of Shareholders

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of Citizens Bancshares Corporation (the “Company”) are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see “Risk Factors” on page 20.

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

Over the years, the Company has completed several acquisitions. On January 30, 1998, the Company merged with First Southern Bancshares, Inc., whose banking subsidiary, First Southern Bank simultaneously merged into the Bank. On March 10, 2000, the Company acquired certain assets and all of the deposits of Mutual Federal Savings Bank, a failing bank, from the Federal Deposit Insurance Corporation. On February 28, 2003, the Company acquired CFS Bancshares, Inc., a savings and loan holding company located in Birmingham, Alabama, whose banking subsidiary, Citizens Federal Savings Bank, simultaneously merged into the Bank. This acquisition has resulted in a significant expansion of the Company’s market area. On March 27, 2009, the Bank acquired the Lithonia, Georgia branch of The Peoples Bank.

The Company may make additional acquisitions in the future in the event that such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See “Business – Bank Holding Company Regulations.”

The Bank

General

The Bank, a state bank headquartered in Atlanta, Georgia, was organized in 1921 and is a member of the Federal Reserve System.

The Bank’s home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303. In addition to its home office, the Bank operated ten branch offices located in Atlanta, East Point, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama at December 31, 2013. The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Greene Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

The Bank does not engage in any line of business other than normal commercial banking activities. The Bank does not engage in any operations in foreign countries nor is a material portion of the Bank’s revenues derived from customers in foreign countries. The business of the Bank is not considered to be seasonal nor is the Bank’s business dependent on any industry.

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

Competition

The Bank must compete for both deposit and loan customers with other financial institutions. Currently, there are numerous branches of national, regional, and local banks, as well as other types of entities offering financial services, located in the Bank’s market area.

Deposits

The Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, time certificates of deposit, sweep accounts, and regular savings accounts. The sources of deposits typically are residents, local governments and businesses and their employees within the Bank’s market area, obtained through personal solicitation by the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Loan Portfolio

The Bank engages in a full complement of lending activities, including consumer/installment loans, mortgage loans, home equity lines of credit, construction loans, and commercial loans, with particular emphasis on small business loans. The Bank believes that the origination of short-term fixed rate loans and loans tied to floating interest rates is the most desirable method of conducting its lending activities.

Consumer Loans

The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family, and household purposes, including loans for automobiles, home improvements, and investments. This category of loans also includes loans secured by second mortgages on the residences of borrowers.

Commercial Lending

Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank’s legal lending limits and which are existing deposit customers of the Bank. This category of loans includes loans made to individual, partnership, or corporate borrowers and obtained for a variety of business purposes.

Investments

As of December 31, 2013, investment securities comprised approximately 37% of the Bank’s assets, with loans (net of loan loss reserves) comprising 47% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, government-sponsored enterprises securities, general obligation municipals and other taxable securities.

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers of the Bank are charged with the responsibility for developing and monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, and corporations. Management of the Bank seeks to invest the largest portion of the Bank’s assets in consumer/installment, commercial and construction loans.

The Bank’s asset/liability mix is monitored on a daily basis and a quarterly report reflecting the interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank’s Board of Directors asset/liability committee during their meeting which takes place every two months. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

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

Employees

As of December 31, 2013, the Bank had 102 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management, the Bank enjoys excellent relations with its employees.

Website Address

Our corporate website address is www.ctbconnect.com. From this website, select the “Investor Information” tab followed by selecting “Annual Reports/Financial Statements”. Our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports are available and accessible soon after we file them with the SEC.

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

The following is a summary description of the relevant laws, rules, and regulations governing banks and holding companies. The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors, the deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders or creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes.

Various legislation is from time to time introduced in Congress and Georgia’s legislature, including proposals to overhaul the bank regulatory system, expand the powers of depository institutions, and limit the investments that depository institutions may make with insured funds. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition or upon our results of operations. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

The Company

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “DBF”) also regulates and monitors all significant aspects of our operations.

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

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. In addition, pursuant to the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”), the federal banking regulators must require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Reserve Board may require a holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the holding company. Further, federal bank regulatory authorities have additional discretion to require a holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Under the Federal Deposit Insurance Act, a holding company’s bank subsidiary can be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the holding company, which in effect will make the holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary that the holding company may have.

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

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member bank, it is primarily subject to the supervision, examination and reporting requirements of the DBF and the Federal Reserve Bank of Atlanta. The DBF and the Federal Reserve Bank of Atlanta regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

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

As a bank’s capital condition deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed.

As of December 31, 2013, the Bank was considered well-capitalized.

A “well-capitalized” bank is one that exceeds all of its required capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices or has not adequately corrected a prior deficiency.

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. The Bank is thus subject to FDIC deposit premium assessments.

The FDIC used a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information: supervisory risk ratings for all institutions, financial ratios for most institutions, including the Bank, and long-term debt issuer ratings for large institutions that have such ratings. For institutions assigned to the lowest risk category, the annual assessment rate ranges between 7 and 16 cents per $100 of domestic deposits. For institutions assigned to higher risk categories, assessment rates range from 17 to 77.5 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

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

Pursuant to the Dodd-Frank Act, the FDIC issued regulations that redefined the “assessment base” used for calculating deposit insurance assessments. Rather than the prior system, whereby the assessment base was calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity of such institution. Tangible equity is defined as Tier 1 capital. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in the case of institutions outside the lowest risk category, brokered deposits.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2013 was 0.64 cents per $100 of assessable deposits for all four quarters. The assessment rate has been dropped to 0.62 cents for the first quarter of 2014. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.

The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,100,000 per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue regulatory orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

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

Consumer Protection

The Bank is also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations include but are not limited to:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	National Flood Insurance Act and Flood Disaster Protection Act, requiring flood insurance to extend or renew certain loans in flood plains;

•	Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

•	Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

•	Sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareholders and other insiders;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•	Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts; and

•	The rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve for member banks and bank holding companies. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company’s consolidated assets are less than $500 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, noncontrolling interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally includes, among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, trust preferred securities not meeting the Tier 1 definition, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2013, the Company’s ratio of total capital to risk-weighted assets was 19% and our ratio of Tier 1 Capital to risk-weighted assets was 18%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2013, the Company’s leverage ratio was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Provisions of the Dodd-Frank Act commonly referred to as the “Collins Amendment” established new minimum leverage and risk-based capital requirements on bank holding companies and eliminated the inclusion of “hybrid capital” instruments in Tier 1 capital by certain institutions.

The Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010. However, preferred shares issued to the U.S. Department of the Treasury (the “Treasury”) pursuant to the TARP Capital Purchase Program (“TARP CPP”) or TARP Community Development Capital Initiative (“TARP CDCI”) are exempt from the Collins Amendment and are permanently includable in Tier 1 capital.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “—Prompt Corrective Action” above for a summary of the restriction to which we would become subject if our capital condition were to significantly deteriorate.

The Federal Reserve Board, and the FDIC have authority to compel or restrict certain actions if the Bank’s capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital. Among other matters, the corrective actions may include, removing officers and directors; and assessing civil monetary penalties; and taking possession of and closing and liquidating the Bank.

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

Basel III

On July 2, 2013, the Federal Reserve approved a final rule to establish a new comprehensive regulatory capital framework for all US banking organizations. On July 9, 2013, the final rule was approved (as an interim final rule) by the Federal Deposit Insurance Corporation (“FDIC”). The Regulatory Capital Framework (Basel III) implements several changes to the US regulatory capital framework required by the Dodd-Frank Act. The new US capital framework imposes higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital, and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for US banking organizations.

The Basel III final rule establishes a new common equity Tier 1 capital (“CET1”) requirement, an increase in the Tier 1 capital requirement from 4.0% to 6.0% and maintains the current 8.0% total capital requirement. The new CET1 and minimum Tier 1 capital requirements are effective January 1, 2015. In addition to these minimum risk-based capital ratios, the Basel final rule requires that all banking organizations maintain a “capital conservation buffer” consisting of common equity Tier 1 capital (“CET1”) in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for US banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer is phased in over a 5-year period beginning January 1, 2016.

As required by Dodd-Frank, the Basel III final rule requires that capital instruments such as trust preferred securities and cumulative preferred shares be phased-out of Tier 1 capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 and permanently grandfathers as Tier 1 capital such instruments issued by these smaller entities prior to May 19, 2010 (provided they do not exceed 25 percent of Tier 1 capital).

The Basel III final rule provides banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time “opt-out” right to continue excluding Accumulated Other Comprehensive Income from CET1 capital. The election to opt out must be made on the banking organization’s first Call Report filed after January 1, 2015.

The Basel III final rule requires that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital. Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the final rule.

Based on a preliminary assessment of the impact of Basel III, management of the Company anticipates that the Company and Bank will be in compliance with the Basel III guidelines within the implementation periods.

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

When the Company received a capital investment from the United States Department of the Treasury in exchange for Preferred Stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program on March 6, 2009, which investment has since been converted to an investment under the TARP CDCI, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that for as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required for any increase in dividends on common stock while the Preferred Stock is still outstanding.

Furthermore, the Federal Reserve Board clarified its guidance on dividend policies for bank holding companies through the publication of a Supervisory Letter, dated February 24, 2009. As part of the letter, the Federal Reserve Board encouraged bank holding companies, particularly those that had participated in the CPP, to consult with the Federal Reserve Board prior to dividend declarations and redemption and repurchase decisions even when not explicitly required to do so by federal regulations. The Federal Reserve Board has indicated that TARP recipients, such as the Company, should consider and communicate in advance to regulatory staff how proposed dividends, capital repurchases, and capital redemptions are consistent with its obligation to eventually redeem the securities held by the Treasury. This guidance is largely consistent with prior regulatory statements encouraging bank holding companies to pay dividends out of net income and to avoid dividends that could adversely affect the capital needs or minimum regulatory capital ratios of the bank holding company and its subsidiary bank.

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

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Because the Company received a capital investment from the United States Department of the Treasury under the TARP Capital Purchase Program and now has a capital investment in the TARP Community Development Capital Initiative, the Company is subject to executive compensation limitations. For example, the Company must meet the following standards:

•	Ensure that senior executive incentive compensation packages do not encourage excessive risk;

•	Subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	Prohibit any golden parachute payments to senior executive officers;

•	Agree not to deduct more than $500,000 for a senior executive officer’s compensation; and

•	Agree not to pay any cash incentive bonus to the most highly compensated senior executive officer.

Financial Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. It requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. These studies could potentially result in additional legislative or regulatory action.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on ours and the Bank’s business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Company and Bank. Some of the rules that have been adopted to comply with the Dodd-Frank Act’s mandates are discussed below.

Consumer Financial Protection Bureau: The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

UDAP and UDAAP: Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

Mortgage Reform: The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

Deposit Insurance and Assessments: The $250,000 limit for federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions was made permanent by the Dodd-Frank Act. The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

Demand Deposits: The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

Interchange Fees: The Federal Reserve has issued final rules limiting the amount of any debit card interchange fee that an issuer may receive or charge with respect to electronic debit card transactions to be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which will become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015.

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

ITEM 1A.          RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. If any of the following risks or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Investors should consider carefully the risks described below and the other information in this report before deciding to invest in the Company’s common stock.

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

With most of our loans concentrated in metro Atlanta, Georgia and Birmingham, Alabama, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Moreover, if economic conditions were to decline, the Company may be required to further increase our loan loss provision, and may experience significantly higher delinquencies and credit losses. An increase in our loan loss provision or increased credit losses would reduce earnings and adversely affect the Company’s financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company’s earnings and adversely affect the Company’s financial condition.

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

At December 31, 2013, we had a total of $7,404,000 of OREO, reflecting a $791,000 decrease, or 10%, compared to 2012. This decrease in OREO is primarily due to sales and write-downs of OREO market valuations which exceeded additions to OREO in 2013. While we do not foresee it, the amount of OREO may increase in 2014. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise will increase. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Bank’s regulatory capital levels.

The Company establishes fair value estimates of securities available-for-sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.

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

We must maintain, on a daily basis, sufficient funds to cover withdrawals from depositors’ accounts and to supply new borrowers with funds. We routinely monitor asset and liability maturities in an attempt to match maturities to meet liquidity needs. To meet our cash obligations, we rely on repayments as asset mature, keep cash on hand, maintain account balances with correspondent banks, purchase and sell federal funds, purchase brokered deposits and maintain a line of credit with the Federal Reserve Bank and the Federal Home Loan Bank. If we are unable to meet our liquidity needs through loan and other asset repayments and our cash on hand, we may need to borrow additional funds. Due to the limited availability of liquidity as a result of the subprime mortgage crisis, our access to additional borrowed funds may be limited and we may be required to pay above market rates for additional borrowed funds, which may adversely our results of operations.

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

Our net interest income could be negatively affected by the Federal Reserve’s interest rate adjustments, as well as by competition in our market area.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets and the resultant effect on the economy, the Federal Reserve has continued to reduce interest rates, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2014, we expect to have continued margin pressure given these historically low interest rates.

We are subject to extensive regulation, including the Dodd-Frank Reform Act, that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represented a significant overhaul of many aspects of the regulation of the financial-services industry. Major elements in the Dodd-Frank Act include the following:

•	The establishment of the Financial Stability Oversight Counsel, which is responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	Enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them.

•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	Enhanced supervision of credit-rating agencies through the Office of Credit Ratings within the SEC.

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•	The establishment of the CFPB to serve as a dedicated consumer-protection regulatory body.

•	Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions with which we must comply. Rules and regulations have been promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, and we must apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The potential reach of the CFPB’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

The Volcker Rule limits the permissible strategies for managing our investment portfolio.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies. Although the Volcker Rule currently has no effect on our investment portfolio, it could prohibit future investment strategies which could, in turn, negatively affect our earnings.

We may be required to pay significantly higher FDIC premiums or remit special assessments that could adversely affect our earnings.

Market developments in the economic downturn have significantly depleted the FDIC’s Deposit Insurance Fund (“DIF”) and reduced its ratio of reserves to insured deposits. The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor. The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. There can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future. If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A downgrade in our regulatory condition could also cause our assessment to materially increase. During 2013, the Company expensed $533,000 in FDIC premiums.

Another economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

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

We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the Troubled Assets Relief Program Community Development Capital Initiative. As of December 31, 2013, we had outstanding preferred stock issued to the Treasury totaling $11.8 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common stockholders. Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

Our agreement with the United States Department of the Treasury under the Troubled Assets Relief Program Community Development Capital Initiative (“TARP CDCI”) is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations.

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

In addition, because we have participated in the United States Department of the Treasury’s Troubled Assets Relief Program Community Development Capital Initiative (“TARP CDCI”), our ability to pay dividends on common stock is further limited. Specifically, we may not pay dividends on common stock unless all dividends have been paid on the securities issued to the Treasury under the TARP CDCI. The TARP CDCI also restricts our ability to increase the amount of dividends we may pay on common stock, which potentially could impact the market value of our common stock.

The Emergency Economic Stabilization Act of 2008 (“EESA”), the Dodd-Frank Reform Act or other governmental actions may not stabilize the financial services industry.

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

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

The Bank provides its customers with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its clients involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no written comments from the Commission staff regarding our periodic reports or current reports under the Act which remain unresolved.

ITEM 2.          DESCRIPTION OF PROPERTIES

The Bank’s main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia, which is leased. As of December 31, 2013, in addition to its main office which is leased, the Bank also operated nine other branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 3065 Stone Mountain Street, Lithonia, Georgia, which is owned by the Bank; the office located at 3172 Macon Road, Columbus, Georgia, which is leased; the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. In the opinion of management, all of these properties are adequately insured.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $1.00 par value (“Common Stock”), is traded on the Over-the-Counter Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2012. The prices set forth below reflect only information that has come to management’s attention and do not include retail mark-ups, markdowns, or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid

Fiscal year ended December 31, 2013
March 31, 2013	$6.30	$3.81
June 30, 2013	$6.30	$5.25
September 30, 2013	$6.60	$5.21
December 31, 2013	$6.49	$5.40

Fiscal year ended December 31, 2012
March 31, 2012	$4.20	$3.24
June 30, 2012	$4.15	$3.43
September 30, 2012	$4.20	$3.30
December 31, 2012	$5.00	$4.03

As of March 28, 2014, there were approximately 1,212 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

The Company paid an annual cash dividend of $0.08 per share in 2013 and 2012. The Company’s dividend policy in the future will depend on the Bank’s earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See “Description of Business – Bank Regulation.”

ITEM 6.          SELECTED FINANCIAL DATA

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Citizens Bancshares Corporation (collectively with its subsidiary, the “Company”) is a holding company that provides a full range of commercial banking services to individual and corporate customers through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through its home office and six full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following discussions of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes, appearing in other sections of this Annual Report.

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Also, statements that do not describe historical or current facts, including statements about future levels of revenues, net interest margin, FDIC and other regulatory expense, and credit quality are forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Without limiting the foregoing, these statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could” and similar expressions are intended to identify forward-looking statements.

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

These factors should be considered in evaluating the “forward-looking statements” and undue reliance should not be placed on such statements. The Company undertakes no obligation to, nor does it intend to, update forward-looking statements to reflect circumstances or events that occur after the date hereof or to reflect the occurrence of unanticipated events. All written or oral forward-looking statements attributable to the Company are expressly qualified in the entirety by these cautionary statements.

Critical Accounting Policies

Our significant accounting policies are described in detail in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements and are integral to understanding the Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have identified certain accounting policies as being critical because (1) they require our judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.

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

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2013, 2012, or 2011.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2013, 2012 or 2011.

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

The Company considers its accounting policies related to the allowance for loan losses to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. The level of the allowance for loan losses reflects the Company’s continuing evaluation of specific lending risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. Additionally, these estimates for loan losses are based on individual assets and their related cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses. Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. This assessment is made in the context of historical losses as well as existing economic conditions, performance trends within specific portfolio segments, and individual concentrations of credit.

Loans are charged-off against the allowance when, in the opinion of management, such loans are deemed to be uncollectible and subsequent recoveries are added to the allowance.

We believe that the allowance for loan losses at December 31, 2013 is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. Therefore, our assumptions mayor may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

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

	Years ended December 31,
	2013	2012	2011
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$12,863	$14,478	$14,566
Provision for loan losses	$425	$2,400	$3,882
Net income	$1,349	$769	$269
Net income available to common shareholders	$1,112	$532	$32
Per share data:
Net income per common share - basic	$0.52	$0.25	$0.02
Book value per common share	$16.06	$17.60	$17.40
Cash dividends paid per common share	$0.08	$0.08	$0.08
Balance sheet data:
Loans, net of unearned income	$185,276	$190,998	$199,387
Deposits	$336,962	$340,593	$343,031
Advances from Federal Home Loan Bank	$273	$292	$310
Total assets	$387,733	$395,605	$397,160
Average stockholders' equity	$47,773	$48,605	$47,102
Average assets	$398,063	$396,231	$390,289
Ratios:
Net income available to common shareholders to average assets	0.28%	0.13%	0.01%
Net income available to common shareholders to average stockholders' equity	2.33%	1.09%	0.07%
Dividend payout ratio per common share	15.45%	31.81%	530.29%
Average stockholders' equity to average assets	12.00%	12.27%	12.07%

In 2013, the Company reported net income available to common shareholders of $1,112,000, a 109 percent increase over net income available to common shareholders of $532,000 reported in 2012, which represented a 1,563 percent increase over 2011 net income available to common shareholders. The year over year increase in 2013 net income available to common shareholders is attributed primarily to the successful implementation of the Company’s asset disposition plan started in 2012 which reduced the amount of nonperforming assets on the Company’s books and its negative impact on earnings. The provision for loan losses declined by 82 percent or $1,975,000 in 2013 due to continued improvement in credit quality. Also, other real estate owned related expenses decreased 67 percent or $2,289,000.

The Company is a participant in the U.S. Department of the Treasury TARP CPP program and paid preferred dividends of $237,000 in 2013, 2012, and 2011. Basic and diluted earnings per common share were $0.52 and $0.51 for the year ended December 31, 2013, respectively. Basic and diluted earnings per common share were $0.25 and $0.02 for 2012 and 2011, respectively.

The Company has maintained its strong capital position during the financial crisis that has affected the banking system and financial markets. The ratio of average stockholders’ equity to average assets is one measure used to determine capital strength. The Company’s average stockholders’ equity to average assets ratio for 2013, 2012, and 2011 was 12.00%, 12.27% and 12.07%, respectively. The Company’s net income available to common shareholders to average stockholders’ equity (return on equity), was 2.33%,1.09% and 0.07% in 2013, 2012 and 2011, respectively.

The following statistical information is provided for the Company for the years ended December 31, 2013, 2012 and 2011. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K. Some of the financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report (amounts in thousands).

		2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Assets:

Interest-earning assets:
Loans, net (a)	$178,652	$10,487	5.87%	191,862	$12,082	6.30%	192,080	$11,971	6.23%

Investment securities:
Taxable	104,531	1,912	1.83%	92,291	1,875	2.03%	81,531	2,295	2.81%
Tax-exempt (b)	35,314	1,924	5.45%	42,648	2,285	5.36%	46,757	2,674	5.72%
Interest bearing deposits	38,348	97	0.25%	28,536	65	0.23%	24,232	62	0.26%
Total interest-earning assets	356,845	$14,420	4.04%	355,337	$16,307	4.59%	344,600	$17,002	4.93%

Other non-interest earning assets	41,218			40,894			45,689

Total Assets	$398,063			396,231			390,289

Liabilities and stockholders' equity:

Interest bearing liabilities:

Deposits:
Interest bearing demand and savings	$124,003	$271	0.22%	125,372	$246	0.20%	124,654	$359	0.29%
Time	146,831	632	0.43%	153,326	805	0.53%	152,419	1,168	0.77%
Other borrowings	419	1	0.24%	549	1	0.18%	324	—	0.00%
Total interest bearing liabilities	$271,253	$904	0.33%	279,247	$1,052	0.38%	277,397	$1,527	0.55%

Other non-interest bearing liabilities	79,037			68,379			65,790
Stockholders' equity (c)	47,773			48,605			47,102

Total liabilities and stockholders' equity	$398,063			396,231			390,289

Excess of interest-earning assets over
Interest-bearing liabilities	$85,592			76,090			67,203

Ratio of interest-earning assets to
Interest-bearing liabilities	131.55%			127.25%			124.23%

Net interest income		$13,516			$15,255			$15,475

Net interest spread			3.71%			4.21%			4.38%

Net interest yield on interest earning assets			3.79%			4.29%			4.49%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are also included.

(b)	Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(c)	Includes voting and non-voting common stock and preferred stock

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2013, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2013	2012	(decrease)	Volume	Rate
Interest earned on:

Loans, net	$10,487	$12,082	$(1,595)	$(804)	$(791)
Taxable investment securities	1,912	1,875	37	261	(224)
Tax-exempt investment securities (b)	1,924	2,285	(361)	(396)	35
Interest bearing deposits	97	65	32	24	8
Total interest income	14,420	16,307	(1,887)	(915)	(972)

Interest paid on:

Savings & interest-bearing demand deposits	271	246	25	(3)	28
Time deposits	632	805	(173)	(31)	(142)
Other borrowed funds	1	1	—	—	—
Total interest expense	904	1,052	(148)	(34)	(114)

Net interest income	$13,516	$15,255	$(1,739)	$(881)	$(858)

(a)	The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)	Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2012, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2012	2011	(decrease)	Volume	Rate
Interest earned on:

Loans, net	$12,082	$11,971	$111	$(14)	$125
Taxable investment securities	1,875	2,295	(420)	233	(653)
Tax-exempt investment securities (b)	2,285	2,674	(389)	(228)	(161)
Interest bearing deposits	65	62	3	10	(7)
Total interest income	16,307	17,002	(695)	1	(696)

Interest paid on:

Savings & interest-bearing demand deposits	246	359	(113)	2	(115)
Time deposits	805	1,168	(363)	6	(369)
Other borrowed funds	1	—	1	—	1
Total interest expense	1,052	1,527	(475)	8	(483)

Net interest income	$15,255	$15,475	$(220)	$(7)	$(213)

(a)	The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)	Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Financial Condition

At December 31, 2013, the Company had total assets of $387,733,000 which represents a decrease of $7,872,000 from last year. Total assets primarily consisted of $141,285,000 in investment securities and $182,119,000 in net loans representing 37 percent and 47 percent, respectively, of total assets at December 31, 2013. For the same period last year, investment securities and net loans represented 33 percent and 47 percent, respectively, of total assets.

Interest-bearing deposits with banks decreased by $11,976,000 to $22,827,000 at December 31, 2013 compared to last year. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity position. During 2013, the Company placed some of its excess liquidity in to higher yielding assets. Investment securities available for sale increased $11,180,000 to $141,045,000 during the year. The Company monitors it short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Average loans, net for the years ended December 31, 2013 and 2012 were $178,652,000 and $191,862,000, respectively. Loans, net outstanding at December 31, 2013 and 2012 were $182,119,000 and $187,489,000, respectively. This decrease was primarily driven by pay-off of several significant commercial loans during the year, and regular paydowns that exceeded loan growth during the year. As with our industry, we are experiencing the impact of a challenging lending environment and competitive pricing pressures. However, we continue to cultivate new lending opportunities and invest in the resources needed to augment our lending operations to pursue quality and profitable loan growth.

Cash value of life insurance, a comprehensive compensation program for directors, and certain senior managers of the Company, increased $329,000 or 3 percent to $9,948,000 at December 31, 2013. The increase is attributed to the earnings on the premiums paid over the life of the insurance contract.

At December 31, 2013, other real estate owned decreased by $791,000 to $7,404,000 compared to the year-end of 2012. The decrease is due to sales of $4,076,000 and write-downs of $616,000 which exceeded the $3,902,000 in additions of foreclosed properties during 2013.

The Company’s liabilities at December 31, 2013 totaled $341,425,000 and consisted primarily of $336,962,000 in deposits. Average deposits for the years ended December 31, 2013 and 2012 were $344,732,000 and $341,974,000, respectively. Total deposits outstanding at December 31, 2013 and 2012 were $336,962,000 and $340,593,000, respectively. FHLB advances at December 31, 2013 totaled $273,000 compared to $292,000 at December 31, 2012.

Stockholders’ equity was $46,308,000, representing a decrease of $2,846,000 over last year primarily due to a decrease of $3,799,000 in accumulated other comprehensive income (loss) as a result of increases in interest rates and their impact on the market value of Company’s investments. As a result, book value per common share decreased to $16.06 at December 31, 2013 compared to $17.60 at December 31, 2012.

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

The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2013	2012	2011
	(amounts in thousands)
Available for Sale:

State, county, and municipal securities	34,802	39,864	45,908
Mortgage-backed securities	96,267	80,248	69,229
Corporate securities	9,976	9,754	9,105

Totals	$141,045	$129,866	$124,242

	December 31,
	2013	2012	2011
	(amounts in thousands)
Held to Maturity:

State, county, and municipal securities	$240	$1,356	$3,293
Mortgage-backed securities	—	—	1

Totals	$240	$1,356	$3,294

Investment securities comprised approximately 37 percent and 33 percent of the Company’s assets at December 31, 2013 and 2012, respectively. The investment portfolio had a fair market value of $141,286,000 and an amortized cost of $142,924,000, resulting in a net unrealized loss of $1,638,000 at December 31, 2013. For the same period in 2012, the investment portfolio had a fair market value of $131,245,000 and an amortized cost of $127,104,000, resulting in a net unrealized gain of $4,141,000.

Total investments classified as available for sale had a fair value of $141,045,000 ($142,684,000 amortized cost) at December 31, 2013, compared to a fair value of $129,866,000 ($125,748,000 amortized cost) at December 31, 2012. Investments classified as held to maturity at December 31, 2013 had an amortized cost and estimated fair value of $240,000, compared to an amortized cost of $1,356,000 ($1,380,000 estimated fair value) at December 31, 2012.

The following table shows the contractual maturities of all investment securities at December 31, 2013 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Mortgage-backed securities are classified by their contractual maturity, however, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-backed securities	—	—%	29,297	2.47%	7,040,647	2.45%	89,197,330	2.06%

State, county, and municipal securities	—	—%	2,965,861	5.98%	22,808,823	5.48%	9,267,104	5.74%

Corporate securities	—	—%	9,976,220	1.80%	—	—%	—	—%
Totals	$—		$12,971,378		$29,849,470		$98,464,434

Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investments is determined by the amount of outstanding advances at the FHLB and at the FRB it is 6 percent of the par value of the bank’s common stock outstanding and paid-in-capital. These investments are carried at cost and decreased by $122,000 to $874,000 in 2013 compared to 2012.

Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan (amounts in thousands):

	December 31,
	2013	2012	2011	2010	2009

Commercial, financial, and agricultural	$20,292	$23,510	$22,706	$6,348	$7,804
Real estate - commercial	120,180	125,239	126,675	135,400	124,831
Real estate - residential	34,864	34,523	37,539	39,536	43,817
Real estate - construction	3,626	1,813	5,377	7,435	18,587
Installment	6,314	5,913	7,090	7,463	9,274
	185,276	190,998	199,387	196,182	204,313
Allowance for loan losses	3,157	3,509	3,956	4,188	4,094
	$182,119	$187,489	$195,431	$191,994	$200,219

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham. The largest component of loans in the Company’s loan portfolio is real estate mortgage loans.  At December 31, 2013 and 2012, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties, totaled $155.0 million and $159.8 million, respectively and represented 83.7 percent and 83.6 percent, respectively of gross loans outstanding.

The Company’s loans to area churches were approximately $40.9 million at December 31, 2013 and $49.5 million at 2012, respectively. Loans to local area convenience stores totaled approximately $9.2 million and $9.3 million in 2013 and 2012, respectively. The Company also has approximately $25.7 million and $24.8 million in loans to area hotels at December 31, 2013 and 2012, respectively. These loans are generally secured by real estate. The balance of churches, convenience stores, and hotel loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table sets forth certain information at December 31, 2013, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company’s loans (amounts in thousands):

	Due after
	One year	Between one	After
	or less	and five years	five years	Total

Commercial, financial, and agricultural	$5,237	$11,018	$4,037	$20,292
Real estate - commercial	45,283	67,361	7,536	120,180
Real estate - residential	10,090	5,566	19,208	34,864
Real estate - construction	1,782	1,799	45	3,626
Installment	2,988	2,897	429	6,314
	$65,380	$88,641	$31,255	$185,276

Loans due after one year:
Having predetermined interest rates				$95,315
Having floating interest rates				24,581
Total				$119,896

Actual repayments of loans may differ from the contractual maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayments of such loans.

Nonperforming Assets

The Company’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through continuous review by the credit risk manager, reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and periodic meetings with credit risk management to review progress. Credit risk management activities are monitored by the Loan Committee of the Board, which meets monthly to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit reviews.

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

The U.S. economy continues to show signs of improvement which has had a positive impact on the Company’s nonperforming assets as nonperforming balances declined in all categories for the second consecutive year. At December 31, 2013, total nonperforming assets decreased by $4,466,000, or 24 percent to $14,524,000 compared to December 31, 2012, which declined by $4,038,000 or 18% compared to December 31, 2011. Nonperforming loans at December 31, 2013 were $7,120,000, a decrease of $3,675,000, or 34 percent, and OREO declined by $791,000, or 10 percent, from December 31, 2012.

OREO properties are actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. Loan charge-offs were recorded prior to or upon foreclosure to writedown the collateral to fair value less estimated costs to sell. In 2013, the Company has charged-off $1,485,000 of nonperforming loans and wrote down foreclosed assets by $616,000 to their estimated fair value based on third party appraisal. In 2012, the Company charged-off $3,069,000 of nonperforming loans and wrote down foreclosed assets by $2,467,000.

There were no loans greater than 90 past due and still accruing interest at December 31, 2013 and 2012. In addition there were 45 and 35 loans restructured or otherwise impaired totaling $10,659,000 and $10,199,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, 26 restructured loans totaling $4,482,000 and at December 31, 2012, 16 restructured loans totaling$3,941,000 are included in nonaccrual loans in the table below.

The Company is working aggressively to resolve and reduce nonperforming assets including restructuring loans, requesting additional collateral, demanding payment from guarantors, sale of the loans if possible, or foreclosure and sale of the collateral.

The table below presents a summary of the Company’s nonperforming assets:

	December 31,
	2013	2012	2011	2010	2009
	(in thousands, except financial ratios)

Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$4,482	$3,941	$4,044	$2,757	$863
Other nonaccrual loans	2,638	6,854	8,908	10,483	6,103
Past-due loans of 90 days or more	—	—	—	—	—
Nonperforming loans	7,120	10,795	12,952	13,240	6,966

Real estate acquired through foreclosure	7,404	8,195	10,076	9,110	10,837
Total nonperforming assets	$14,524	$18,990	$23,028	$22,350	$17,803

Ratios:
Nonperforming loans to loans, net of unearned income	3.84%	5.65%	6.50%	6.75%	3.41%

Nonperforming assets to loans, net of unearned income and real estate acquired through foreclosure	7.54%	9.53%	10.99%	10.89%	8.27%

Nonperforming assets to total assets	3.75%	4.80%	5.80%	5.76%	4.59%

Allowance for loan losses to nonperforming loans	44.34%	32.51%	30.54%	31.63%	58.77%

Allowance for loan losses to nonperforming assets	21.74%	18.48%	17.18%	18.74%	23.00%

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

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months). At December 31, 2013 and December 31, 2012 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	December 31,
	2013	2012	2011	2010	2009

Troubled Debt Restructured Loans:
Restructured loans still accruing	$6,177	$6,258	$5,051	$7,042	$14,517
Restructured loans nonaccruing	4,482	3,941	4,044	2,757	863
Other Loan Modifications	—	—	—	—	—
Total restructured and modified loans	$10,659	$10,199	$9,095	$9,799	$15,380

Troubled debt restructured loans that have performed in accordance with the restructured terms of the agreement for one year and for which an interest rate concession was not granted are removed from the TDR classification.

Potential Problem Loans

Potential problem loans include loans or industries about which management has become aware of information regarding possible credit issues for borrowers within that industry that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2013 and December 31, 2012, the Company had identified $7.6 million and $14.4 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Provision and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. These estimates for losses are based on individual assets and their cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses as prescribed under the accounting guidance.

Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates and management’s judgment. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On a semi-annual basis an independent review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions and individual concentrations of credit.

Reviews of nonperforming loans, designed to identify potential charges to the reserve for possible loan losses, as well as to determine the adequacy of the reserve, are made on a continuous basis during the year. These reviews are conducted by the responsible lending officers, credit risk manager, a separate independent review process, and the internal audit division. They consider such factors as trends in portfolio volume, quality, maturity, and composition; industry concentrations; lending policies; new products; adequacy of collateral; historical loss experience; the status and amount of non-performing and past-due loans; specific known risks; and current, as well as anticipated specific and general economic factors that may affect certain borrowers. The conclusions are reviewed and approved by senior management. When a loan, or a portion thereof, is considered by management to be uncollectible, it is charged against the reserve after receiving approval by the Board of Directors. Any recoveries on loans previously charged off are added to the reserve.

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. In 2013, based on the Company’s evaluation, a provision for loan losses of $425,000 was charged against operating earnings compared to $2,400,000 for the same period last year. The decrease in the provision for loan losses in 2013 relates to the continued overall improvement of the loan portfolio as evidenced by the decrease in nonperforming assets and nonperforming loans noted above. Foreclosures also decreased during the year totaling $3,902,000 for 2013 compared to $4,661,000 for 2012.

The Company’s allowance for loan losses was approximately $3,157,000 or 1.70 percent of loans receivable, net of unearned income at December 31, 2013, and $3,509,000 or 1.84 percent of loans receivable, net of unearned income at December 31, 2012. Management believes that the allowance for loan losses at December 31, 2013 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

	December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income	$185,276	$190,998	$199,387	$196,182	$204,313

Average loans, net of unearned income, discounts and the allowance for loan losses	$178,652	$191,862	$192,080	$200,370	$206,464

Allowance for loan losses at the beginning of period	$3,509	$3,956	$4,188	$4,094	$4,659

Loans charged-off:
Commercial, financial, and agricultural	22	21	262	100	72
Real estate - loans	1,294	2,899	3,824	1,918	3,055
Installment loans to individuals	169	149	216	504	676
Total loans charged-off	1,485	3,069	4,302	2,522	3,803

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	41	33	29	4	7
Real estate - loans	607	114	60	29	171
Installment loans to individuals	60	75	98	118	100
Total loans recovered	708	222	187	151	278

Net loans charged-off	777	2,847	4,115	2,371	3,525

Additions to allowance for loan losses charged to operating expense	425	2,400	3,883	2,465	2,960

Allowance for loan losses at period end	$3,157	$3,509	$3,956	$4,188	$4,094

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.43%	1.48%	2.14%	1.18%	1.71%

Ratio of allowance for loan losses to loans, net of unearned income	1.70%	1.84%	1.98%	2.13%	2.00%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$384	11%	$433	12%	$394	11%	$365	3%	$358	4%
Commercial Real Estate	1,721	65%	1,853	66%	2,206	64%	2,616	69%	2,654	61%
Single-family Residential	731	19%	803	18%	696	19%	376	20%	440	21%
Construction and Development	126	2%	177	1%	449	3%	290	4%	290	9%
Consumer	195	3%	243	3%	211	3%	541	4%	352	5%

Total allowance for loan losses	$3,157	100%	$3,509	100%	$3,956	100%	$4,188	100%	$4,094	100%

Deposits

Deposits are the Company’s primary source of funding loan growth. Total deposits at December 31, 2013 decreased by $3,631,000 or 1 percent, to $336,962,000. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Average noninterest-bearing deposits increased $10,621,000 or 17 percent, to$73,897,000 in 2013 compared to the $63,276,000 reported in 2012. Average interest-bearing deposits decreased by $7,864,000 to $270,834,000 in 2013 compared to 2012. As a result of the high level of core deposits, the bank maintained a net interest margin of 3.79 percent on a tax equivalent basis compared to 4.29 percent reported last year.

In addition, the Company participates in Certificate of Deposit Account Registry Services (CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD deposits greater than $250,000. At December 31, 2013 and 2012, the Company had $22,375,000 and $14,964,000 in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with CD deposits higher than the FDIC $250,000 insurance coverage.

The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2013:

3 months or less	$28,176
Over 3 months through 6 months	21,906
Over 6 months through 12 months	23,105
Over 12 months	34,303

Total	$107,490

For additional information about the Company’s deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2013, the Company’s average borrowed funds decreased by $130,000 to $419,000 from $549,000 in 2012. The average interest rate on other borrowings was 0.24 percent in 2013 and 0.18 percent in 2012. Other borrowings consist of Federal Reserve Bank discount window borrowings, short-term borrowings and Federal Home Loan Bank (the “FHLB”) advances. The Bank had an average outstanding advance from the FHLB of $364,000 in 2013 and $549,000 in 2012. The maximum balance outstanding as of any month-end was $10,282,000 in 2013 and $15,301,000 in 2012. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 and multi-family mortgages and certain commercial real estate loans and investment securities.

For additional information regarding the Company’s other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

The following tables identify the Company’s aggregated information about contractual obligations and loan commitments at December 31, 2013.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total

FHLB advances	$—	$—	$—	$273,079	$273,079
Operating leases	541,972	992,700	160,178	81,270	1,776,120
	$541,972	$992,700	$160,178	$354,349	$2,049,199

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total

Commitments to extend credit	$22,705,148	$2,393,087	$244,994	$970,167	$26,313,396
Commercial letters of credit	2,124,750	—	—	—	2,124,750
	$24,829,898	$2,393,087	$244,994	$970,167	$28,438,146

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

Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Citizens Trust Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. Through the Asset Liability Committee (“ALCO”), the CFO is responsible for planning and executing the funding activities and strategy.

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

Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Company’s bank subsidiary customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At December 31, 2013, the Company has a $78.3 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $273,000 and a letter of credit to secure public deposits in the amount of $20,000,000. The Company also had $17.7 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

Capital Resources

Stockholders’ equity decreased by $2,846,000 or 6 percent during 2013, due to a decrease of $3,799,000 in accumulated other comprehensive income (loss), net of taxes. This decrease is attributed to a rise in treasury interest rates and swings in credit spreads, and their impact on the Company’s available for sale securities portfolio. Retained earnings increased by $940,000 due to net income of $1,349,000 offset by a $237,000 preferred dividend paid to the Treasury and a $172,000 dividend paid to common stockholders.

The annual dividend payout rate was $0.08 per common share in 2013 and 2012. The dividend payout ratio was 15 percent and 32 percent for 2013 and 2012, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Because of our CDCI investment, we must receive the approval of Treasury before increasing our dividend above $0.08 per common share.

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders’ equity to average assets for 2013 was 12.00 percent compared with 12.27 percent in 2012.

In addition to the capital ratios mentioned above, banking industry regulators have defined minimum regulatory capital ratios that the Company and the Bank are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off of the balance sheet. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiary, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4 percent of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100 percent of Tier 1 Capital. Also, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3 percent for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies, including the Company, generally are required to maintain a leverage ratio of at least 4 percent.

At December 31, 2013, our ratio of total capital to risk-weighted assets was 19 percent, our ratio of Tier 1 Capital to risk-weighted assets was 18 percent, and our leverage ratio was 11 percent. The Company met all capital adequacy requirements to which it is subject and is considered to be “well capitalized” under regulatory standards.

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

Net interest income, on a fully tax-equivalent basis, accounted for 75 percent of total revenues on a fully tax-equivalent basis in 2013, 72 percent in 2012 and 74 percent in 2011. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates strategies that are intended to implement objectives set forth in the asset/liability management policy to ensure it is properly positioned to react to changing interest rates and inflationary trends.

The following table represents the Company’s net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2013, 2012, 2011 (amount in thousands).

	Years ended December 31,
	2013	2012	2011

Interest Income	$13,766	$15,530	$16,093
Tax-equivalent adjustment	654	777	909

Interest income, tax-equivalent basis	14,420	16,307	17,002
Interest expense	(903)	(1,052)	(1,527)

Net interest income, tax equivalent basis	13,517	15,255	15,475

Provision for loan losses	(425)	(2,400)	(3,882)
Noninterest income	4,481	5,949	5,461
Noninterest expense	(15,721)	(18,159)	(16,959)

Income before income taxes	1,852	645	95

Income tax benefit	151	901	1,083
Tax-equivalent adjustment	(654)	(777)	(909)
Income tax benefit (expense), tax-equivalant basis	(503)	124	174

Net income	$1,349	$769	$269

Net interest income on a tax-equivalent basis decreased $1,738,000 in 2013 compared to a decrease of $220,000 in 2012. The relationship between the declining yields earned on interest earning assets in a low interest rate environment and the more gradual decline in interest expenses has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also be impacted by continued deterioration of assets resulting in further interest income adjustments. As a result, the Company’s net interest yield on a tax-equivalent basis in 2013 declined by 50 basis points to 3.79 percent from the 4.29 percent reported in 2012. The net interest yield on a tax-equivalent basis was 4.49 percent in 2011.

Total interest income on a tax equivalent basis decreased by $1,887,000 or 12 percent, in 2013 and $695,000, or 4 percent, in 2012. Overall, interest income continues to be negatively impacted by the continued low interest rate environment as yields on interest earning assets decreased to 4.04 percent in 2013 from 4.59 percent in 2012. Yields on interest earning assets were 4.93 percent in 2011.

Total interest expense on a tax equivalent basis decreased by $149,000, or 14 percent, in 2013 and $475,000 or 31 percent in 2012 due to the repricing of interest-bearing liabilities in a lower rate environment. In 2011, total interest expense on a tax equivalent basis decreased by $948,000 or 38 percent.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income decreased by $1,468,000, or 25 percent, to $4,481,000 in 2013 compared to $5,949,000 in 2012. The decrease is due to several factors, a decline in gains realized on the sale of securities of $437,000, the Company did not receive the Bank Enterprise Award (BEA) in 2013 which it received in 2012 in the amount of $415,000, and other operating income decreased by $546,000 compared to 2012.

Service charges on deposit accounts, the major component of noninterest income, decreased by $62,000 or 2 percent in 2013 and $234,000 or 7 percent in 2012. The decreases in service charges on deposit accounts are primarily due to a reduction in overdraft fees. In 2013, net overdraft fees totaled $1,877,000, a decrease of $186,000 compared to the same period last year. The decrease in overdraft fees on a year over year basis is the change in customer behavior from their increased awareness of overdraft fees, and the opt-in requirement to participate in overdraft protection program required Regulation E. In 2012, net overdraft fees totaled $2,063,000, a decrease of $292,000 compared to 2011. Overdrafts fees, due to their nature, fluctuate monthly based on the short-term loan needs of the customers.

The Company realized gains on the sale of securities of $244,000, $681,000,and $201,000 in 2013, 2012, and 2011, respectively. As part of its asset/liability and tax strategies, the Company will reposition its investment portfolio to manage its duration, its sensitivity to changing interest rates, deferred taxes and to improve liquidity.

In 2012, the Company received $415,000 from the BEA Program for its increased lending, investment, and service activities within economically distressed communities. The Company did not receive the BEA funding in 2013.

Other operating income decreased by $546,000, or 51 percent compared to 2012. This decrease is due to nonrecurring income items received in 2012. In 2012, the Company received $290,000 in life insurance proceeds and recovered$181,000 in legal expenses related to a settlement of a defaulted loan. In 2012, other operating income increased by $358,000, or 51 percent, due to the nonrecurring income items mentioned above.

Noninterest Expense

Noninterest expense decreased by $2,438,000, or 13 percent, in 2013 compared to 2012 primarily due to a decrease in OREO related expenses of $2,289,000. Also, in 2013, salaries and employee benefits, and occupancy and equipment expenses decreased by $185,000 and $47,000, respectively. In 2012, noninterest expenses increased by $1,200,000, or 7 percent, compared to 2011 primarily due to an increase in OREO related expenses of $1,689,000, or 98 percent.

Salaries and employee benefits expense decreased by $185,000, or 3 percent, in 2013 due to lower full-time employees (“FTE”) during the year. In 2012, salaries and employee benefits expense decreased by $232,000, or 3 percent, due to lower full-time employees (“FTE”) and no merit increases in 2012.

Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company’s premises and equipment. Occupancy and equipment expenses decreased by $47,000, or 2 percent, to $2,127,000 in 2013 compared to 2012, and decreasing by $115,000 in 2012 to $2,174,000 compared to 2011.

Other real estate related expenses decreased $2,289,000, or 67 percent, to $1,121,000 compared to 2012. In 2012, the Company implemented a strategy to accelerate the disposition of its OREO and other problem assets. The higher OREO related expenses of $3,410,000 in 2012 are directly related to this strategy. Total OREO related expenses were $1,720,000 in 2011. Write-downs of OREO were $616,000, $2,467,000, and $1,259,000 in 2013, 2012, and 2011, respectively. The Company realized a loss of $56,000 on the sale of foreclosed properties in 2013 compared to losses of $637,000 in 2012, and $33,000 in 2011.

Income Taxes

Income tax benefit decreased by $750,000 and $181,000, in 2013 and 2012, respectively, as the Company recorded a tax benefit of $151,000 and $901,000 for the years ended December 31, 2013 and 2012. The effective tax rate as a percentage of pretax income in 2013 was 13 percent and as a percentage of pretax loss was a benefit of 681 percent in 2012. The effective tax rate as a percentage of pretax loss was a benefit of 133 percent in 2011. The statutory federal rate was 34 percent during 2013, 2012 and 2011. The decrease in the effective tax rate in 2013 was primarily due to tax-exempt interest income from investment securities and life insurance policies. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, notes thereon, and report of independent registered public accountant firm are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with the Company’s accountants in the last two fiscal years.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization, and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The responses to this Item are included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, under the headings “Election of Directors,” “Executive Officers,” “Beneficial Ownership of Common Stock,” “Information About the Board and its Committees” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

ITEM 11.        EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the heading “Executive Compensation” and “Election of Directors” and are incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this item are included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the heading “Beneficial Ownership of Common Stock” and are incorporated herein by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2013.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	49,277 shares	$ 10.47	266,309 shares
Equity compensation plans not approved by security holders	None	$ —	None
Total	49,277	$ 10.47	266,309 shares

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the heading, “Certain Transactions” and “Director Independence” and are incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to the Company’s independent accountants is set forth in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders under the heading “Accounting Matters” and are incorporated herein by reference.

Citizens Bancshares Corporation and Subsidiary Consolidated Financial Statements as of December 31, 2013 and 2012 and for Each of the Three Years in the Period Ended December 31, 2013

citizens bancshares corporation and subsidiarY

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012, and 2011	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012, and 2011	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011	F-7 - F-8
Notes to Consolidated Financial Statements	F-9 - F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Citizens Bancshares Corporation

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U. S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 31, 2014

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012

Cash and due from banks, including reserve requirements of $286,000 and $242,000 at December 31, 2013 and 2012, respectively	$6,339,676	$5,383,544
Interest-bearing deposits with banks	22,826,995	34,802,933
Certificates of deposit	350,000	100,000
Investment securities available for sale, at fair value (amortized cost of $142,683,895 and $125,748,187 at December 31, 2013 and 2012, respectively)	141,045,282	129,865,524
Investment securities held to maturity, at cost (estimated fair value of $240,420 and $1,379,915 at December 31, 2013 and 2012, respectively)	240,000	1,356,119
Other investments	873,850	995,450
Loans receivable—net	182,118,539	187,489,181
Premises and equipment—net	6,589,164	6,956,139
Cash surrender value of life insurance	9,948,016	9,619,382
Other real estate owned	7,404,437	8,194,955
Other assets	9,996,714	10,841,502
	$387,732,673	$395,604,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$71,141,732	$59,342,308
Interest-bearing deposits	265,820,556	281,251,135
Total deposits	336,962,288	340,593,443
Accrued expenses and other liabilities	4,189,514	5,565,484
Advances from Federal Home Loan Bank	273,079	291,697
Total liabilities	341,424,881	346,450,624
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding at December 31, 2013 and 2012	7,462,000	7,462,000
Series C, 4,379 shares issued and outstanding at December 31, 2013 and 2012	4,379,000	4,379,000
Common stock - $1 par value; 20,000,000 shares authorized; 2,292,728 and 2,250,364 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,292,728	2,250,364
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding at December 31, 2013 and 2012	90,000	90,000
Nonvested restricted common stock	(16,229)	(56,800)
Additional paid-in capital	7,932,710	7,941,817
Retained earnings	27,130,582	26,190,373
Treasury stock, at cost, 235,938 and 220,525 shares at December 31, 2013 and 2012, respectively	(1,881,551)	(1,820,128)
Accumulated other comprehensive income (loss), net of income taxes	(1,081,448)	2,717,479
Total stockholders’ equity	46,307,792	49,154,105
	$387,732,673	$395,604,729

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	2013	2012	2011

Interest income:
Loans, including fees	$10,487,067	$12,081,649	$11,970,684
Investment securities:
Taxable	1,874,286	1,836,547	2,260,962
Tax-exempt	1,270,082	1,507,882	1,764,953
Dividends	37,771	38,481	35,198
Interest-bearing deposits	96,753	65,113	61,567
Total interest income	13,765,959	15,529,672	16,093,364

Interest expense:
Deposits	902,663	1,050,460	1,526,829
Other borrowings	604	1,070	41
Total interest expense	903,267	1,051,530	1,526,870
Net interest income	12,862,692	14,478,142	14,566,494
Provision for loan losses	425,000	2,400,000	3,882,409
Net interest income after provision for loan losses	12,437,692	12,078,142	10,684,085
Noninterest income:
Service charges on deposits	3,157,140	3,219,457	3,453,742
Gains on sales of securities	243,882	681,327	201,421
Gains on sales of assets	—	—	6,162
Bank owned life insurance	328,634	342,395	366,431
ATM surcharges	237,045	230,584	230,964
BEA award	—	415,000	500,000
Other operating income	514,418	1,060,098	702,138
Total noninterest income	4,481,119	5,948,861	5,460,858

Noninterest expense:
Salaries and employee benefits	6,504,634	6,689,215	6,921,594
Occupancy and equipment	2,127,026	2,174,356	2,289,583
Other real estate owned, net	1,120,540	3,409,890	1,720,440
Other operating expenses	5,968,644	5,885,789	6,027,257
Total noninterest expense	15,720,844	18,159,250	16,958,874
Income (loss) before income taxes benefit	1,197,967	(132,247)	(813,931)
Income tax benefit	(150,806)	(901,070)	(1,082,557)
Net income	1,348,773	768,823	268,626
Preferred dividends	236,820	236,820	236,820
Net income available to common stockholders	$1,111,953	$532,003	$31,806
Net income per common share—basic	$0.52	$0.25	$0.02
Net income per common share—diluted	$0.51	$0.25	$0.02

Weighted average outstanding shares:
Basic	2,152,780	2,157,732	2,120,366
Diluted	2,165,610	2,165,396	2,134,188

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

Net Income	$1,348,773	$768,823	$268,626

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investment securities available for sale, net of tax of $(1,874,103) for 2013, $279,575 for 2012 and $1,530,186 for 2011	(3,637,965)	542,705	2,970,361
Reclassification adjustment for holding gains included in net income, net of tax of $82,920 for 2013, $231,651 for 2012, and $68,483 for 2011	(160,962)	(449,676)	(132,938)
Other Comprehensive Income (Loss)	(3,798,927)	93,029	2,837,423

Total Comprehensive Income (Loss)	$(2,450,154)	$861,852	$3,106,049

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

							Non-Vested	Additional				Accumulated Other
					Nonvoting		Restricted	Paid-in	Retained			Comprehensive
	Preferred Stock		Common Stock		Common Stock		Stock	Capital	Earnings	Treasury Stock		Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount

Balance—December 31, 2010	11,841	$11,841,000	2,233,278	$2,233,278	90,000	$90,000	$(106,851)	$7,812,939	$25,964,469	(217,531)	$(1,804,941)	($212,973)	$45,816,921

Net income	—	—	—	—	—	—	—	—	268,626	—	—	—	268,626
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	2,837,423	2,837,423
Nonvested restricted stock	—	—	—	—	—	—	21,063	(16,001)	—	—	—	—	5,062
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1,541)	(5,372)	—	(5,372)
Issuance of common stock	—	—	4,079	4,079	—	—	—	11,922	—	—	—	—	16,001
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(168,663)	—	—	—	(168,663)

Balance—December 31, 2011	11,841	11,841,000	2,237,357	2,237,357	90,000	90,000	(85,788)	7,808,860	25,827,612	(219,072)	(1,810,313)	2,624,450	$48,533,178

Net income	—	—	—	—	—	—	—	—	768,823	—	—	—	768,823
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	93,029	93,029
Nonvested restricted stock	—	—	—	—	—	—	28,988	110,074	—	—	—	—	139,062
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1,453)	(9,815)	—	(9,815)
Issuance of common stock	—	—	13,007	13,007	—	—	—	22,883	—	—	—	—	35,890
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(169,242)	—	—	—	(169,242)

Balance—December 31, 2012	11,841	$11,841,000	2,250,364	$2,250,364	90,000	$90,000	($56,800)	$7,941,817	$26,190,373	(220,525)	$(1,820,128)	$2,717,479	$49,154,105

Net income	—	—	—	—	—	—	—	—	1,348,773	—	—	—	1,348,773
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(3,798,927)	(3,798,927)
Nonvested restricted stock	—	—	—	—	—	—	40,571	(147,400)	—	—	—	—	(106,829)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(15,413)	(61,423)	—	(61,423)
Issuance of common stock	—	—	42,364	42,364	—	—	—	138,293	—	—	—	—	180,657
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(171,744)	—	—	—	(171,744)

Balance—December 31, 2013	11,841	$11,841,000	2,292,728	$2,292,728	90,000	$90,000	($16,229)	$7,932,710	$27,130,582	(235,938)	$(1,881,551)	($1,081,448)	$46,307,792

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

OPERATING ACTIVITIES:
Net income	$1,348,773	$768,823	$268,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425,000	2,400,000	3,882,409
Depreciation	615,694	660,440	710,092
Amortization and accretion—net	1,342,645	1,438,549	993,420
Provision (benefit) for deferred income taxes	1,433,220	(830,384)	(3,027,049)
Gains on sales of securities	(243,882)	(681,327)	(201,421)
Gains on sales of assets	—	—	(6,162)
Loss on sale of other real estate owned	56,143	636,690	32,588
Restricted stock based compensation plan	(106,829)	139,062	5,062
Decrease in carrying value of other real estate owned	615,839	2,467,252	1,258,602
Changes in assets and liabilities, net of acquisition:
Change in other assets	493,770	1,874,192	1,580,054
Change in accrued expenses and other liabilities	(1,375,971)	279,591	1,228,889

Net cash provided by operating activities	4,604,402	9,152,888	6,725,110

INVESTING ACTIVITIES:
Net change in certificates of deposit	(250,000)	—	50,000
Proceeds from the sales, maturities and paydowns of securities available for sale	30,233,702	39,953,870	36,591,365
Proceeds from the maturities and paydowns of of securities held to maturity	1,119,150	1,941,274	15,046
Purchases of securities available for sale	(47,766,287)	(45,717,236)	(29,602,262)
Net change in other investments	121,600	316,400	746,000
Net change in loans	1,085,325	874,155	(12,963,368)
Purchases of premises and equipment	(248,719)	(388,416)	(421,856)
Proceeds from sale of premises and equipment	—	—	10,000
Proceeds from sale of other real estate owned	4,020,124	3,437,498	3,490,246

Net cash provided by (used in) investing activities	(11,685,105)	417,545	(2,084,829)

(Continued)

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

FINANCING ACTIVITIES:
Net change in deposits	$(3,631,155)	$(2,437,380)	$5,426,625
Net decrease in Federal Home Loan Bank advances	(18,618)	(18,250)	(17,889)
Common stock dividend paid	(171,744)	(169,242)	(168,663)
Preferred stock dividend paid	(236,820)	(236,820)	(236,820)
Net purchase of treasury stock	(61,423)	(9,815)	(5,372)
Proceeds from issuance of common stock	180,657	35,890	16,001

Net cash provided by (used in) financing activities	(3,939,103)	(2,835,617)	5,013,882

Net change in cash and cash equivalents	(11,019,806)	6,734,816	9,654,163

CASH AND CASH EQUIVALENTS
Beginning of year	40,186,477	33,451,661	23,797,498

End of year	$29,166,671	$40,186,477	$33,451,661

Supplemental disclosures of cash paid during the year for:
Interest	$939,420	$1,130,336	$1,695,829
Income taxes	26,000	27,615	11,628

Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	3,901,588	4,660,558	5,747,670

Change in unrealized gain (loss) on investment securities available for sale—net of tax	(3,798,927)	93,029	2,837,423

The accompanying notes are an integral part of these consolidated financial statements.

citizens bancshares corporation and subsidiarY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Citizens Bancshares Corporation and subsidiary (the “Company”) is a holding company that provides a full range of commercial banking to individual and corporate customers in its primary market areas, metropolitan Atlanta and Columbus, Georgia, and Birmingham and Eutaw, Alabama through its wholly owned subsidiary, Citizens Trust Bank (the “Bank”). The Bank operates under a state charter and serves its customers through seven full-service branches in metropolitan Atlanta, one full-service branch in Columbus, Georgia, one full-service branch in Birmingham, Alabama, and one full-service branch in Eutaw, Alabama. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks and federal funds sold. The Federal Reserve Bank (the “FRB”) requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company’s daily average balance with the FRB. This reserve requirement represents 3% of the Company’s daily average demand deposit balance between $12.4 million and $79.5 million and 10% of the Company’s daily average demand deposit balance above $79.5 million. The required reserve was satisfied by the Company’s vault cash.

Interest-bearing Deposits with Banks—Substantially all of the Company’s interest-bearing deposits with banks represent funds maintained on deposit at the Federal Reserve Bank of Atlanta (the ‘FRB”) and the Federal Home Loan Bank of Atlanta (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity and borrowing position. Funds can be withdrawn daily from this account and accordingly, the carrying amount of this account is at cost which is deemed to be a reasonable estimate of fair value.

Other Investments— Other investments consist of Federal Home Loan Bank stock and Federal Reserve Bank stock which are restricted and have no readily determinable market value. These investments are carried at cost.

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). The Company had no investment securities classified as trading securities during 2013, 2012, or 2011.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts are presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2013, 2012 or 2011.

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

Troubled Debt Restructurings—Loans to be restructured are identified based on an assessment of the borrower’s credit status, which involves, but is not limited to, a review of financial statements, payment delinquency, non-accrual status, and risk rating. Determining the borrower’s credit status is a continual process that is performed by the Company’s staff with periodic participation from an independent external loan review group.

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

Other Real Estate Owned—Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings. Transactions in other real estate owned for the years ended December 31, 2013 and 2012 are summarized below:

	Years Ended December 31,
	2013	2012

Balance—beginning of year	$8,194,955	$10,075,837
Additions	3,901,588	4,660,558
Sales	(4,076,267)	(4,074,188)
Write downs	(615,839)	(2,467,252)

Balance—end of year	$7,404,437	$8,194,955

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

The following table presents information about our intangible assets:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$3,303,427	$2,241,611	$3,303,427	$1,769,693

The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2013	2012	2011

Aggregate amortization expense of core deposit intangibles	$471,918	$471,918	$471,918

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:

2014	$471,918
2015	$471,918
2016	$117,980
2017 and thereafter	$—

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

Net Income Available to Common Stockholders—Basic net income per common share (“EPS”) is computed based on net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income available to common stockholders divided by the weighted average number of common and potential common shares. The only potential common share equivalents are those related to stock options and nonvested restricted stock grants. Common share equivalents which are anti-dilutive are excluded from the calculation of diluted EPS.

Stock Based Compensation—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model. Expected volatility is based on the historical volatility of the Company’s stock, using daily price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. The expected dividend yield is based on recent dividend history. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

There were no options granted in 2013,2012, and 2011.

In 2011, 11,000 nonvested restricted shares of common stock were issued to certain officers at a grant price of $4.20. The 2011 restricted common stock vested 100% (Cliff vesting) on December 31, 2012.

In 2012, 12,500 nonvested restricted shares of common stock were issued to certain officers and the Chief Executive Officer (CEO) at a grant price of $4.05. A total of 4,000 restricted shares were issued to the CEO which vest 50% on December 31, 2012 and 50% on December 31, 2014, subject to TARP guidelines. The remaining 8,500 shares of restricted stock will vest 100% (Cliff vesting) on December 31, 2014. In addition, on February 22, 2012 a special 5,000 nonvested restricted share issuance was made to the interim, and now permanent, Chief Executive Officer at a grant price of $4.20 which vested 100% on the grant date. Also on February 22, 2012, 5,000 nonvested restricted shares were issued to the former CEO at a grant price of $4.20. These restricted common stock grants vested 100% on the death of the former CEO, subject to TARP guidelines.

In 2013, 13,500 nonvested restricted shares of common stock were issued to certain officers and the Chief Executive Officer (CEO) at a grant price of $5.98. The 2013 restricted common stock will vest 100% (Cliff vesting) on January 1, 2016.

Recently Issued Accounting Standards—The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

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

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2013 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2.	INVESTMENT SECURITIES

Investment securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2013:
State, county, and municipal securities	$33,734,814	$1,096,801	$29,827	$34,801,788
Mortgage-backed securities	99,142,665	347,751	3,223,142	96,267,274
Corporate securities	9,806,416	179,876	10,072	9,976,220

Totals	$142,683,895	$1,624,428	$3,263,041	$141,045,282

At December 31, 2012:
State, county, and municipal securities	$36,977,202	$2,886,607	$—	$39,863,809
Mortgage-backed securities	79,025,394	1,356,627	134,482	80,247,539
Corporate securities	9,745,591	135,093	126,508	9,754,176

Totals	$125,748,187	$4,378,327	$260,990	$129,865,524

Investment securities held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2013:

State, county, and municipal securities	$240,000	$420	$—	$240,420

At December 31, 2012:

State, county, and municipal securities	$1,356,119	$23,796	$—	$1,379,915

The amortized costs and fair values of investment securities at December 31, 2013, by contractual maturity, are shown below. Mortgage-backed securities are classified by their contractual maturity, however, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	240,000	240,420	12,458,522	12,731,378
Due after five years through ten years	—	—	29,292,070	29,849,470
Due after ten years	—	—	100,933,303	98,464,434

	$240,000	$240,420	$142,683,895	$141,045,282

Proceeds from the sale of securities were $2,268,000, $7,967,000, and $9,221,000 in 2013, 2012, and 2011, respectively. Gross realized gains on sales of securities were$243,882, $681,327, and $381,702 in 2013, 2012, and 2011, respectively. There were no gross realized losses on sales of securities in 2013 and 2012. Gross realized losses on sales of securities were$180,281 in 2011.

Investment securities with carrying values of approximately $102,728,000 and $82,428,000 at December 31, 2013 and 2012, respectively, were pledged to secure public funds on deposit and for other purposes as required by law, FHLB advances and a $17.7 million line of credit at the Federal Reserve Bank discount window.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

At December 31, 2013:
Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Municipal securities	$2,774,777	$(29,827)	$—	$—	$2,774,777	$(29,827)
Mortgage-backed securities	68,419,947	(2,907,234)	5,135,792	(315,908)	73,555,739	(3,223,142)
Corporate securities	1,989,928	(10,072)	—	—	1,989,928	(10,072)
Total	$73,184,652	$(2,947,133)	$5,135,792	$(315,908)	$78,320,444	$(3,263,041)

There were no held to maturity securities in an unrealized loss position at December 31, 2013.

At December 31, 2012:
Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$17,834,180	$(134,482)	$—	$—	$17,834,180	$(134,482)
Corporate securities	1,984,687	(15,313)	3,888,804	(111,195)	5,873,491	(126,508)
Total	$19,818,867	$(149,795)	$3,888,804	$(111,195)	$23,707,671	$(260,990)

There were no held to maturity securities in an unrealized loss position at December 31, 2012.

Securities classified as available for sale are recorded at fair market value and held to maturity securities are recorded at amortized cost. At December 31, 2013 and 2012, the Company had three and two investment securities, respectively, that were in an unrealized loss position for more than 12 months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (amounts in thousands):

	December 31,
	2013	2012

Commercial, financial, and agricultural	$20,292	$23,510
Commercial Real Estate	120,180	125,239
Single-Family Residential	34,864	34,523
Construction and Development	3,626	1,813
Consumer	6,314	5,913
	185,276	190,998

Allowance for loan losses	3,157	3,509

Loans receivable – net	$182,119	$187,489

Concentrations—The Company’s concentrations of credit risk are as follows:

A substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches were approximately $40.9 million and $49.5 million at December 31, 2013 and 2012, respectively, which are generally secured by real estate.
•	The Company’s loans to area convenience stores were approximately $9.2 million and $9.3 million at December 31, 2013 and 2012, respectively. Loans to convenience stores are generally secured by real estate.
•	The Company’s loans to area hotels were approximately $25.7 million and $24.8 million at December 31, 2013 and 2012, respectively, which are generally secured by real estate.

Allowance for Loan Losses—Activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2013	2012	2011

Balance at beginning of year	$3,509,367	$3,955,731	$4,188,022
Provision for loan losses	425,000	2,400,000	3,882,409
Loans charged off	(1,485,514)	(3,068,905)	(4,301,629)
Recoveries on loans previously charged off	707,969	222,541	186,929

Balance—end of year	$3,156,822	$3,509,367	$3,955,731

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Year Ended December, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$433	$1,853	$803	$177	$243	$3,509
Provision for loan losses	(68)	127	361	(56)	61	425
Loans charged-off	(22)	(710)	(554)	(30)	(169)	(1,485)
Recoveries on loans charged-off	41	451	121	35	60	708
Ending Balance	$384	$1,721	$731	$126	$195	$3,157

	For the Year Ended December, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	27	1,761	646	(140)	106	2,400
Loans charged-off	(21)	(2,138)	(625)	(136)	(149)	(3,069)
Recoveries on loans charged-off	33	24	86	4	75	222
Ending Balance	$433	$1,853	$803	$177	$243	$3,509

	For the Year Ended December, 2011
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$365	$2,616	$376	$290	$541	$4,188
Provision for loan losses	262	1,852	1,049	932	(212)	3,883
Loans charged-off	(262)	(2,302)	(749)	(773)	(216)	(4,302)
Recoveries on loans charged-off	29	40	20	—	98	187
Ending Balance	$394	$2,206	$696	$449	$211	$3,956

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off.

In determining our allowance for loan losses, we regularly review loans for specific reserves based on the appropriate impairment assessment methodology. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2013 and 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. General reserves are determined using historical loss trends measured over a rolling four quarter average for consumer loans, and a three year average loss factor for commercial loans which is applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code. For commercial loans, the general reserves are calculated by applying the appropriate historical loss factor to the loan pool. Impaired loans greater than a minimum threshold established by management are excluded from this analysis.   The sum of all such amounts determines our total allowance for loan losses.

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At December 31, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$3	$—	$—	$—	$3
Total specific reserves	—	3	—	—	—	3
General reserves	384	1,718	731	126	195	3,154
Total	$384	$1,721	$731	$126	$195	$3,157

Loans individually evaluated for impairment	$—	$10,705	$360	$—	$—	$11,065
Loans collectively evaluated for impairment	20,292	109,475	34,504	3,626	6,314	174,211
Total	$20,292	$120,180	$34,864	$3,626	$6,314	$185,276

	At December 31, 2012
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$319	$1	$—	$—	$320
Total specific reserves	—	319	1	—	—	320
General reserves	433	1,534	802	177	243	3,189
Total	$433	$1,853	$803	$177	$243	$3,509

Loans individually evaluated for impairment	$—	$17,248	$516	$278	$—	$18,042
Loans collectively evaluated for impairment	23,510	107,991	34,007	1,535	5,913	172,956
Total	$23,510	$125,239	$34,523	$1,813	$5,913	$190,998

The following table presents impaired loans by class of loan (in thousands):

	At December 31, 2013
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$231	$231	$231	$—
HELOC's and equity	—	—	—	129	129	128	2
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	10,300	7,968	8,049	534
Non-owner occupied	—	—	—	2,924	2,407	2,516	108
Multi-family	386	330	3	—	—	359	28
Construction and Development:							.
Construction	—	—	—	—	—	—	—
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$386	$330	$3	$13,584	$10,735	$11,283	$672

	At December 31, 2012
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$234	$230	$231	$—
HELOC's and equity	77	77	1	261	209	210	44
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	2,856	2,856	293	7,199	7,199	10,116	480
Non-owner occupied	492	319	24	7,056	5,770	6,420	673
Multi-family	388	388	2	716	716	1,053	103
Construction and Development:							.
Construction	—	—	—	120	121	122	55
Improved Land	—	—	—	418	157	169	6
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$3,813	$3,640	$320	$16,004	$14,402	$18,321	$1,361

The following table is an aging analysis of our loan portfolio (in thousands):

	At December 31, 2013
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,778	$360	$1,840	$3,978	$22,348	$26,326	$—	$3,334
HELOC's and equity	444	19	466	929	7,609	8,538	—	821
Commercial:
Secured	125	—	2	127	14,906	15,033	—	2
Unsecured	—	—	—	—	5,259	5,259	—	—
Commercial Real Estate:
Owner occupied	715	753	81	1,549	60,090	61,639	—	1,038
Non-owner occupied	38	199	286	523	43,287	43,810	—	1,550
Multi-family	747	—	—	747	13,984	14,731	—	330
Construction and Development:
Construction	477	—	—	477	2,542	3,019	—	—
Improved Land	—	—	—	—	242	242	—	—
Unimproved Land	—	—	—	—	365	365	—	—
Consumer and Other	6	30	45	81	6,233	6,314	—	45
Total	$4,330	$1,361	$2,720	$8,411	$176,865	$185,276	$—	$7,120

	At December 31, 2012
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,550	$957	$3,116	$5,623	$20,106	$25,729	$—	$3,721
HELOC's and equity	218	32	291	541	8,253	8,794	—	321
Commercial:
Secured	24	—	5	29	16,827	16,856	—	5
Unsecured	5	—	—	5	6,649	6,654	—	—
Commercial Real Estate:
Owner occupied	1,463	188	394	2,045	55,603	57,648	—	2,029
Non-owner occupied	353	634	3,613	4,600	50,486	55,086	—	4,355
Multi-family	—	—	—	—	12,505	12,505	—	—
Construction and Development:
Construction	767	—	—	767	222	989	—	—
Improved Land	—	—	120	120	331	451	—	120
Unimproved Land	—	—	157	157	216	373	—	157
Consumer and Other	49	43	87	179	5,734	5,913	—	87
Total	$4,429	$1,854	$7,783	$14,066	$176,932	$190,998	$—	$10,795

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

The following table presents our loan portfolio by risk rating (in thousands):

	At December 31, 2013
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$26,326	$24,126	$—	$2,200	$—
HELOC's and equity	8,538	7,686	22	728	102
Commercial, financial, and agricultural:
Secured	15,033	15,009	—	24	—
Unsecured	5,259	5,259	—	—	—
Commercial Real Estate:
Owner occupied	61,639	50,921	5,929	4,789	—
Non-owner occupied	43,810	40,482	819	2,509	—
Multi-family	14,731	13,704	647	380	—
Construction and Development:
Construction	3,019	3,019	—	—	—
Improved Land	242	197	—	45	—
Unimproved Land	365	—	—	365	—
Consumer	6,314	6,224	—	90	—
Total	$185,276	$166,627	$7,417	$11,130	$102

	At December 31, 2012
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$25,729	$21,656	$—	$4,073	$—
HELOC's and equity	8,794	7,745	583	466	—
Commercial, financial, and agricultural:
Secured	16,856	16,788	37	31	—
Unsecured	6,654	5,456	1,185	13	—
Commercial Real Estate:
Owner occupied	57,648	44,252	9,551	3,845	—
Non-owner occupied	55,086	45,127	3,248	6,711	—
Multi-family	12,505	10,636	1,413	456	—
Construction and Development:
Construction	989	869	120	—	—
Improved Land	451	245	—	206	—
Unimproved Land	373	—	—	373	—
Consumer	5,913	5,801	—	87	25
Total	$190,998	$158,575	$16,137	$16,261	$25

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance.  The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. As of December 31, 2013, the Company did not identify any loans as TDRs under the amended guidance for which the loan was previously measured under a general allowance methodology.

During the year ended December 31, 2013, the Bank modified 11 loans that were considered to be troubled debt restructurings. We extended the terms on 4 loans and decreased the interest rate on 7 loans (dollar in thousands).

	December 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
HELOC's and equity	5	$339	$340
Commercial Real Estate:
Owner occupied	3	408	414
Non-owner occupied	3	766	740
Total	11	$1,513	$1,494

During the year ended December 31, 2012, the Bank modified 8 loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on 8 loans (dollar in thousands).

	December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
Residential mortgages	2	$412	$424
Commercial Real Estate:
Owner occupied	5	4,442	4,428
Non-owner occupied	1	114	113
Total	8	$4,968	$4,965

During 2013 and 2012, one loan that had previously been restructured within the previous twelve months was in default.

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

4.       PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2013	2012

Land	$2,250,250	$2,250,250
Buildings and improvements	7,672,526	7,606,772
Furniture and equipment	9,101,730	9,000,496
	19,024,506	18,857,518
Less accumulated depreciation	12,435,342	11,901,379

	$6,589,164	$6,956,139

Depreciation expense amounted to $616,000, $660,000 and $710,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

5.       DEPOSITS

The following is a summary of interest-bearing deposits:

	December 31,
	2013	2012

NOW and money market accounts	$92,793,796	$92,671,544
Savings accounts	31,947,780	32,770,028
Time deposits of $100,000 or more	107,489,990	121,223,645
Other time deposits	33,588,990	34,585,918

	$265,820,556	$281,251,135

The Company participates in the Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. The Company had $22,374,841 and $14,963,966 in CDARS deposits at December 31, 2013 and 2012, respectively.

At December 31, 2013, maturities of time deposits are approximately as follows:

2014	$97,657,485
2015	6,694,099
2016	6,773,570
2017	19,125,750
2018 and thereafter	10,828,076
$141,078,980

6.	OTHER BORROWINGS

Federal Home Loan Bank Advances— In August 2006, the Company received an Affordable Housing Program Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2013 and 2012 had a remaining balance of approximately $273,000 and $292,000, respectively. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 family mortgages, and certain commercial real estate loans and investment securities. As of December 31, 2013 and 2012, total loans pledged as collateral were$33,186,000 and $25,087,000, respectively.

As of December 31, 2013 and 2012, maturities of the Company's Federal Home Loan Bank Advances are approximately as follows:

			December 31,
Maturity		Rate	2013	2012

August-2026	(1)	N/A	$273,079	$291,697

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At December 31, 2013, the Company has a $78.3 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $273,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $17.7 million of borrowing capacity at the Federal Reserve Bank discount window.

7.       INCOME TAXES

The components of income tax expense consist of:

	2013	2012	2011

Current tax expense (benefit)	$49,090	$(86,388)	$675,212
Deferred tax expense (benefit)	(199,896)	(814,682)	(1,757,769)

Total income tax (benefit)	$(150,806)	$(901,070)	$(1,082,557)

Income tax expense for the years ended December 31, 2013, 2012, and 2011 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2013	2012	2011

Income tax expense at statutory rate	$407,309	$(44,963)	$(276,737)
Tax-exempt interest income—net of disallowed interest expense	(515,458)	(593,130)	(593,502)
Cash surrender value of life insurance income	(111,736)	(205,634)	(125,420)
Other—net	69,079	(57,343)	(86,898)

Income tax (benefit)	$(150,806)	$(901,070)	$(1,082,557)

In 2013, the valuation allowance increased by $39,760.

The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2013	2012
Deferred tax assets:
Net operating losses and credits	$3,249,677	$1,114,223
Loans, principally due to difference in allowance for loan losses and deferred loan fees	826,499	1,207,696
Nonaccrual loan interest	55,364	1,096,904
Postretirement benefit accrual, deferred compensation	1,140,791	1,073,002
Net unrealized loss on securities available for sale	557,165	—
Other real estate owned	610,821	808,479
Other	685,120	1,213,850
Gross deferred tax asset	7,125,437	6,514,154
Valuation allowance	(168,234)	(128,474)

Total deferred tax assets	6,957,203	6,385,680

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	1,399,858
Purchased loan discount	34,209	68,417
Premises and equipment	165,493	364,990
Other	121,217	73,050

Total deferred tax liabilities	320,919	1,906,315

Net deferred tax assets	$6,636,284	$4,479,365

The Company has, at December 31, 2013, net operating loss carryforwards of approximately $7,097,849 for federal income tax purposes and $5,042,011 for state income tax purposes, which begin to expire in the year 2016. The Company also has certain state income tax credits of $387,313 at December 31, 2013 which begins to expire in the year 2014. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $168,234 valuation allowance has been provided against state tax carry forwards totaling $4,248,345.

Tax returns for 2010 and subsequent years are subject to examination by taxing authorities.

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

Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2013, 2012 and 2011, the Company recognized$96,000, $98,000 and$105,000, respectively, in expenses related to this plan. The Bank previously had Post Retirement Benefit Plans that provide retirement benefits to certain officers, board members, certain former officers and former board members. The Bank also has a Life Insurance Endorsement Method Split Dollar Plan (“Split Dollar Life Insurance Plan”) for the same participants which provide death benefits for their designated beneficiaries through an endorsement of a portion of the death benefit otherwise payable to the Bank. Under the Post Retirement Benefit and Split Dollar Life Insurance Plans ("The Plans"), the Board purchased life insurance contracts on certain participants. During 2008, the Bank discontinued participation in The Plans and converted certain key officers and active board members into a defined Supplemental Retirement Benefit Plans (“SERP”) and certain key officers into a Life Insurance Bonus Plan. Certain other participants were paid-out with eight participants remaining in The Plans.

The increase in cash surrender value for the contracts on those participants remaining in the Post Retirement Benefit Plan, less the Bank’s premiums, constitutes the Bank’s contribution to the Post Retirement Benefit Plans each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the Post Retirement Benefit Plan. At December 31, 2013 and 2012, the cash surrender value of these insurance contracts was$9,948,000 and $9,619,000, respectively.

During 2009, the Company converted the Post Retirement Benefit Plan for its key officers and active Board members into the SERP. For the SERP and the Post Retirement Benefit Plans, the Company recognized $336,000, $365,000, and $376,000 in 2013, 2012 and 2011, respectively, in noninterest expenses. The Company recognized $329,000, $342,000, and $366,000 in 2013, 2012 and 2011, respectively, in noninterest income related to the insurance contracts. Upon completion of the conversion, most key officers and active Board members participating in the Split Dollar Life Insurance Plan surrendered their interest in the death benefit portion of the plan. In exchange for relinquishing the postretirement death benefit, the Company implemented a Life Insurance Bonus Plan ("The Bonus Plan") for most key officers to provide death benefits for their designated beneficiaries. The Company pays the participating officers an annual compensation amount to pay the annual premiums on the insurance policies. The Company incurred $46,000,$65,000, and $78,000 in expenses related to the Bonus Plan in 2013, 2012 and 2011, respectively.

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

	Approximate
	Contractual Amount
	2013	2012

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$26,313,000	$24,335,000
Commercial letters of credit	2,125,000	2,218,000

Leases—The Company leases its main office and a branch location. The main office lease commenced on October 26, 2006 and has a 10 year term. The lease requires monthly payments starting at $29,466 for the first year, increasing 3% per year thereafter. The lease is renewable at the bank’s option for one five year term. The branch lease commenced on June 1, 2007 and has a 7 year term. The lease requires monthly payments of $5,500 for four years and monthly lease payments of $6,000 for three years. The lease is renewable at the bank’s option for two five year terms. In October 2013, the Company exercised its first option to renew the branch lease for five years. The renewed lease requires monthly payments of $6,300 for three years and monthly lease payments of $6,772 for two years commencing on June 1, 2014. As of December 31, 2013, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2014	$541,972
2015	551,831
2016	440,869
2017	78,908
2018 and Thereafter	162,540

$1,776,120

Rent expense in 2013, 2012, and 2011 was approximately $542,000, $523,000, and $495,000, respectively.

Legal—During 2007, legal fees were awarded in the amount of $200,000 related to a case brought to conclusion in 2006 in which a $100,000 judgment was levied against the Company. The Company accrued for these losses in the respective year of the judgments. On March 14, 2008, the Court of Appeals of Georgia reversed the trial court and granted the Company a new trial on the compensatory damages. During August 2013, a bench trial was held on the compensatory damages. As of March 31, 2014, the Court has not rendered a judgment. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s Consolidated Financial Statements.

10.	STOCK OPTIONS

The Company has a Stock Incentive Plan which was approved in 1999. Under the 1999 Stock Incentive Plan, options are periodically granted to employees at a price not less than fair market value of the shares at the date of grant (or less than 110% of the fair market value if the participant owns more than 10% of the Company’s outstanding Common Stock). The term of the stock incentive option may not exceed ten years from the date of grant; however, any stock incentive option granted to a participant who owns more than 10% of the Common Stock will not be exercisable after the expiration of five (5) years after the date the option is granted.

A summary of the status of the Company’s stock options as of December 31, 2013, 2012, and 2011, and changes during the years ended on those dates is presented below:

	2013				2012		2011
			Weighted
		Weighted	Average			Weighted		Weighted
		Average	Remaining	Aggregate		Average		Average
		Exercise	Contractual	Intrinsic		Exercise		Exercise
	Shares	Price	Life	Value	Shares	Price	Shares	Price

Outstanding—beginning of year	89,877	$10.58	3.97		103,553	$10.20	110,053	$10.17

Granted	—	—			—	—	—	—

Exercised	—	—			—	—	—	—

Expired/Terminated	(40,600)	10.71			(13,676)	7.74	(6,500)	9.70

Outstanding—end of year	49,277	$10.47	3.18	$—	89,877	$10.58	103,553	$10.20

Options exercisable at year-end	49,277	$10.47	3.18	$—	89,877	$10.58	103,553	$10.20

Shares available for grant	266,309				229,209		219,033

The Company’s unvested options vested in 2011. The total fair value of the options vested during 2011 was $26,000. There was no compensation cost recognized during 2013,2012, and 2011.

11.	NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. Options that are potentially dilutive are deemed not to be dilutive for 2013, 2012 and 2011 due to the exercise price of all options being greater than the average market price of the Company’s stock during those years. As of December 31, 2013, 2012, and 2011 there were 49,277, 89,877, and 103,553 potentially dilutive options outstanding, respectively. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2013, 2012, and 2011.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2013

Basic earnings per share available to common stockholders	$1,111,953	2,152,780	$0.52
Nonvested restricted stock grant	—	12,830	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—
Diluted earnings per share	$1,111,953	2,165,610	$0.51

Year ended December 31, 2012

Basic earnings per share available to common stockholders	$532,003	2,157,732	$0.25
Nonvested restricted stock grant	—	7,664	—
Effect of dilutive securities: options to purchase common shares	—	—	—
Diluted earnings per share	$532,003	2,165,396	$0.25

Year ended December 31, 2011

Basic earnings per share available to common stockholders	$31,806	2,120,366	$0.02
Nonvested restricted stock grant	—	13,822	—
Effect of dilutive securities: options to purchase common shares	—	—	—
Diluted earnings per share	$31,806	2,134,188	$0.02

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management determines the amount of the impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. There were no financial liabilities measured at fair value for the periods being reported (in thousands):

	Fair Value Measurements at December 31, 2013
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$34,802	$—	$34,802	$—
Mortgage-backed securities	96,267	—	96,267	—
Corporate securities	9,976	—	9,976	—
	141,045		141,045

Nonrecurring Basis:
Assets
Collateral dependent impaired loans:
Commercial Real Estate	$10,702	$—	$—	$10,702
Single-family Residential	360	—	—	360
Other real estate owned	7,404	—	—	7,404
	18,466			18,466

	Fair Value Measurements at December 31, 2012
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$39,864	$—	$39,864	$—
Mortgage-backed securities	80,248	—	80,248	—
Corporate securities	9,754	—	9,754	—
	129,866		129,866

Nonrecurring Basis:
Assets
Collateral dependent impaired loans:
Commercial Real Estate	$16,929	$—	$—	$16,929
Single-family Residential	515	—	—	515
Construction and Development	278	—	—	278
Other real estate owned	8,195	—	—	8,195
	25,917			25,917

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(dollars in thousands)	December 31, 2013	Technique	Inputs	Range
Collateral dependent impaired Loans:
Commercial Real Estate	$ 10,702	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$ 360	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$ 7,404	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 (in thousands):

	December 31, 2013
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	6,340	6,340	6,340	—	—
Interest-bearing deposits with banks	22,827	22,827	22,827	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	141,285	141,285	—	141,285	—
Other investments	874	874	874	—	—
Loans—net	182,119	183,150	—	—	183,150
Cash surrender value of life insurance	9,948	9,948	9,948	—	—

Financial liabilities:
Deposits	336,962	337,768	195,884	141,884	—
Advances from Federal Home Loan Bank	273	273	—	273	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	26,313	—
Commercial letters of credit	2,125	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 are as follows:

	December 31, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	5,384	5,384	5,384	—	—
Interest-bearing deposits with banks	34,803	34,803	34,803	—	—
Certificates of deposit	100	100	100	—	—
Investment securities	131,222	131,245	—	131,245	—
Other investments	995	995	995	—	—
Loans—net	187,489	188,233	—	—	188,233
Cash surrender value of life insurance	9,619	9,619	9,619	—	—

Financial liabilities:
Deposits	340,593	341,032	184,784	156,248	—
Advances from Federal Home Loan Bank	292	292	—	292	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	24,335	—
Commercial letters of credit	2,218	—

13.	STOCKHOLDERS’ EQUITY

Capital Adequacy—The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013

Total capital (to risk weighted assets):
Consolidated	$44,601	19%	$18,768	8%	N/A	N/A
Bank	44,376	19%	18,779	8%	$23,473	10%

Tier I capital (to risk weighted assets):
Consolidated	41,665	18%	9,384	4%	N/A	N/A
Bank	41,441	18%	9,389	4%	14,084	6%

Tier I capital (to average assets):
Consolidated	41,665	11%	15,600	4%	N/A	N/A
Bank	41,441	11%	15,634	4%	19,543	5%

As of December 31, 2012

Total capital (to risk weighted assets):
Consolidated	$44,422	19%	$19,038	8%	N/A	N/A
Bank	44,099	19%	19,019	8%	$23,774	10%

Tier I capital (to risk weighted assets):
Consolidated	41,441	17%	9,519	4%	N/A	N/A
Bank	41,121	17%	9,510	4%	14,265	6%

Tier I capital (to average assets):
Consolidated	41,441	11%	15,455	4%	N/A	N/A
Bank	41,121	11%	15,447	4%	19,309	5%

Dividend Limitation—The amount of dividends paid by the Bank to the Company or paid by the Company to its shareholders is limited by various banking regulatory agencies. Any such dividends will be subject to maintenance of required capital levels. The Georgia Department of Banking and Finance must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year to the Company.

When the Company received a capital investment from the United States Department of the Treasury in exchange for Preferred Stock under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program on March 6, 2009, the Company became subject to additional limitations on the payment of dividends. These limitations require, among other things, that for as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock.

The Company paid dividends of $172,000 and $169,000 on its common stock in 2013 and 2012, respectively. The annual dividend payout rate was $0.08 per common share in 2013 and 2012. In addition, the Company paid cash dividends totaling $237,000 in 2013 and 2012, respectively, on its preferred stock issued to the Treasury.

14.	RELATED-PARTY TRANSACTIONS

Certain of the Company’s directors, officers, principal stockholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2013 and 2012. Some of the Company’s directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2013 and 2012.

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

The following table summarizes the activity in these loans during 2013 and 2012:

	Years Ended December 31,
	2013	2012

Balance at beginning of year	$11,799,716	$12,073,831
New loans	6,517,864	1,339,485
Repayments	(3,795,396)	(1,613,600)

Balance—end of year	$14,522,184	$11,799,716

Deposits by directors and executive officers of the Company and the Bank, and associates of such persons, totaled $6,294,099 and $6,487,889 at December 31, 2013 and 2012, respectively.

15.	SUPPLEMENTARY INCOME STATEMENT INFORMATION

Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2013	2012	2011

Professional services—legal	$438,208	$457,422	$596,841
Professional services—other	723,505	537,527	561,831
Stationery and supplies	200,116	229,104	204,082
Advertising	154,389	132,700	151,765
Data processing	664,240	623,156	529,359
ATM charges	167,728	200,314	219,069
Telephone	305,279	307,374	304,156
FDIC insurance premium	533,447	652,515	647,804
Amortization of core deposit intangible	471,918	471,918	471,918
Security and protection expense	389,614	420,707	469,576
Other benefit expenses	336,066	365,409	375,548
Other miscellaneous expenses	1,584,134	1,487,643	1,495,308

	$5,968,644	$5,885,789	$6,027,257

16.	CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)
	December 31,	December 31,
	2013	2012
Balance Sheets
Assets:
Cash	$9,837	$204,166
Investment in Bank	46,083,430	48,834,169
Other assets	321,609	229,252

	$46,414,876	$49,267,587
Liabilities and stockholders’ equity:
Total liabilities	$107,084	$113,482
Stockholders’ equity	46,307,792	49,154,105

	$46,414,876	$49,267,587

	For the Years Ended December 31,
	2013	2012	2011
Statements of Income

Dividends from subsidiary	$500,000	$—	$—
Other revenue	—	3,113	—
Total revenue	$500,000	$3,113	$—

Total expenses	291,771	412,512	249,311

Income (loss) before income tax benefit and equity in undistributed earnings of the subsidiary	208,229	(409,399)	(249,311)

Income tax benefit	92,356	143,314	84,769

Income (loss) before equity in undistributed earnings of the subsidiary	300,585	(266,085)	(164,542)

Equity in undistributed earnings of the subsidiary	1,048,188	1,034,908	433,168

Net income	1,348,773	768,823	268,626

	Years Ended December 31,
	2013	2012	2011
Statements of Cash Flows

Cash flows from operating activities—
Net income	$1,348,773	$768,823	$268,626
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Equity in undistributed earnings of the subsidiary	(1,048,188)	(1,034,908)	(433,168)
Restricted stock based compensation plan	(106,829)	139,062	5,062
Change in other assets	(92,357)	(143,313)	(21,895)
Change in other liabilities	(6,398)	86,636	(22,585)
Net cash provided by (used in) operating activities	95,001	(183,700)	(203,960)

Cash flows from financing activities:
Common stock dividend paid	(171,744)	(169,242)	(168,663)
Preferred stock dividend paid	(236,820)	(236,820)	(236,820)
Net purchase of treasury stock	(61,423)	(9,815)	(5,372)
Proceeds from issuance of common stock	180,657	35,890	16,001
Net cash used in financing activities	(289,330)	(379,987)	(394,854)

Net change in cash	(194,329)	(563,687)	(598,814)

Cash:
Beginning of year	204,166	767,853	1,366,667
End of year	$9,837	$204,166	$767,853

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$26,000	$27,615	$8,000

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the Company’s quarterly financial data for the years ended December 31, 2013 and 2012 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013

Interest Income	$3,273	$3,429	$3,482	$3,582
Interest expense	235	232	224	212
Net Interest income	3,038	3,197	3,258	3,370

Provision for loan losses	225	50	175	(25)
Non-interest income	1,237	1,199	1,059	986
Non-interest expense	3,813	4,101	3,801	4,006
Income before income taxes	237	245	341	375

Income tax expense (benefit)	(35)	(26)	11	(101)

Net income	272	271	330	476

Preferred dividends	59	59	59	60

Net income available to common stockholders	$213	$212	$271	$416

Net income per common share - basic	$0.10	$0.10	$0.13	$0.19
Net income per common share - diluted	$0.10	$0.10	$0.13	$0.18

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012

Interest Income	$3,935	$4,136	$3,984	$3,475
Interest expense	297	272	248	235
Net Interest income	3,638	3,864	3,736	3,240

Provision for loan losses	750	750	525	375
Non-interest income	1,472	1,565	1,305	1,607
Non-interest expense	4,376	5,387	4,298	4,098
Income (loss) before income taxes	(16)	(708)	218	374

Income tax (benefit)	(149)	(461)	(50)	(241)

Net income (loss)	133	(247)	268	615

Preferred dividends	59	59	59	60

Net income (loss) available to common stockholders	$74	$(306)	$209	$555

Net income (loss) per common share - basic and diluted	$0.03	$(0.14)	$0.10	$0.26

18.	SUBSEQUENT EVENTS

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The list of all financial statements is included at Item 8.

(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)	Exhibit List

Exhibit Number	Exhibit
3.1	The Articles of Incorporation.(1)
3.2	Amendment to the Articles of Incorporation.(2)
3.3	Bylaws.(3)
4.1	Instruments Defining the Rights of Security Holders.(4)
10.1*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(5)
10.2*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(5)
10.3*	Citizens Bancshares Corporation 2009 Long-Term Incentive Plan (6)
10.4*	Employment Agreement Dated August 12, 2013 between Cynthia N. Day and Citizens Bancshares Corporation(7)
10.5*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation (8)
10.6*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation (9)
10.7*	Change in Control Agreement by and between Fred Daniels and Citizens Bancshares Corporation (10)
10.8*	Director Supplemental Executive Retirement Plan (11)
10.9*	Senior Officer Supplemental Executive Retirement Plan (12)
10.10*	Supplemental Executive Retirement Plan Joinder Agreement for Cynthia N. Day (13)
10.11*	Supplemental Executive Retirement Plan Joinder Agreement for Samuel J. Cox (14)
10.12*	First Amendment to Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation. (15)

61

Exhibit Number	Exhibit
10.13*	First Amendment to Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation. (16)
10.14	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury. (17)
10.15	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, regarding the American Recovery and Reinvestment Act of 2009. (18)
10.16	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, pursuant to Section 113(d)(3) of the Emergency Economic Stabilization Act of 2008. (19)
10.17	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury. (20)
10.18	Form of Waiver. (21)
10.19	Letter Agreement, dated August 13, 2010, including Exchange Agreement – Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury. (22)
10.20	Form of Waiver. (23)
10.21	Letter Agreement, dated September 17, 2010, including Securities Purchase Agreement – Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury. (24)
10.22	Form of Waiver. (25)
10.23	TARP Recipient Principal Executive Officer and Principal Financial Officer Certification for Fiscal Year Other than the First Year
21.1	List of subsidiaries. (26)
23.1	Consent of Report of Independent Registered Public Accountant Firm.
24.1	Power of Attorney (appears on the signature page of this Annual Report on Form 10-K)
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

62

Exhibit Number	Exhibit
32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (27)

__________________

* Compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit of same number in the Company’s Form 10-QSB for the quarter ending September 30, 2001.
(2)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Form 8-K dated March 6, 2009, Exhibit 3.1 of the Company’s Form 8-K dated August 12, 2010, and Exhibit 3.1 of the Company’s Form 8-K dated September 16, 2010.
(3)	Incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form 10, File No. 0-14535.
(4)	See the Articles of Incorporation of the Company at Exhibit 3.1 and 3.2 hereto and the Bylaws of the Company at Exhibit 3.3 hereto.
(5)	Incorporated by reference to Exhibit of same number in the Company’s 2000 Form 10-KSB.
(6)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
(7)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated August 12, 2013.
(8)	Incorporated by reference to Exhibit 10.8 in the Company’s Form 10-K for the year ended December 31, 2006.
(9)	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10-K for the year ended December 31, 2006.
(10)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated December 31, 2013.
(11)	Incorporated by reference to Exhibit of 10.11 in the Company’s Form 10-K for the year ended December 31, 2007.
(12)	Incorporated by reference to Exhibit of 10.12 in the Company’s Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 7, 2008.
(14)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 7, 2008.
(15)	Incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 30, 2008.

63

(16)	Incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 30, 2008.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 6, 2009.
(18)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 6, 2009.
(19)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 6, 2009.
(20)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 6, 2009.
(21)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated March 6, 2009.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2010.
(23)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 12, 2010.
(24)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 16, 2010.
(25)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 16, 2010.
(26)	The Company has only one subsidiary, Citizens Trust Bank.
(27)	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(b)	The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

(c)	Financial Statement Schedules: The financial statement schedules are either included in the financial statements or are not applicable.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: March 31, 2014

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

65

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ray Robinson	Chairman of the Board	March 31, 2014
Ray Robinson

/s/ Robert L. Brown	Director	March 31, 2014
Robert L. Brown

/s/ Stephen Elmore	Director	March 31, 2014
Stephen Elmore

/s/ C. David Moody	Director	March 31, 2014
C. David Moody

/s/ Mercy P. Owens	Director	March 31, 2014
Mercy P. Owens

/s/ Donald Ratajczak	Director	March 31, 2014
Donald Ratajczak

/s/ H. Jerome Russell	Director	March 31, 2014
H. Jerome Russell

/s/ James E. Williams	Director	March 31, 2014
James E. Williams

/s/ Cynthia N. Day	Director, President and	March 31, 2014
Cynthia N. Day	Chief Executive Officer*

/s/ Samuel J. Cox	Senior Vice President and	March 31, 2014
Samuel J. Cox	Chief Financial Officer**

* Principal executive officer

** Principal accounting and financial officer

66