Form 10-Q
period 2014-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2014-05-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,056,790 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on May 13, 2014.

PART 1.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2014 AND DECEMBER 31, 2013

(In thousands, except share data)

ASSETS	2014	2013
	(Unaudited)
Cash and due from banks	$5,322	$6,340
Interest-bearing deposits with banks	43,889	22,827
Certificates of deposit	350	350
Investment securities available for sale, at fair value	138,389	141,045
Investment securities held to maturity, at cost	240	240
Other investments	748	874
Loans receivable, net	178,127	182,119
Premises and equipment, net	6,485	6,589
Cash surrender value of life insurance	10,008	9,948
Other Real Estate Owned	6,751	7,404
Other assets	9,878	9,997

Total assets	$400,187	$387,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$77,817	$71,142
Interest-bearing deposits	270,373	265,820

Total deposits	348,190	336,962

Accrued expenses and other liabilities	4,233	4,190
Advances from Federal Home Loan Bank	268	273

Total liabilities	352,691	341,425

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized;
2,292,728 shares issued and outstanding at March 31, 2014
and December 31, 2013, respectively	2,293	2,293
Nonvoting common stock - $1 par value; 5,000,000 shares
authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(4)	(16)
Additional paid-in capital	7,933	7,933
Retained earnings	27,488	27,131
Treasury stock at cost, 235,938 shares at March 31, 2014 and December 31, 2013, respectively	(1,882)	(1,882)
Accumulated other comprehensive loss, net of income taxes	(263)	(1,082)

Total stockholders’ equity	47,496	46,308

	$400,187	$387,733

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans, including fees	$2,477	$2,538
Investment securities:
Taxable	584	375
Tax-exempt	295	340
Interest-bearing deposits	20	20
Total interest income	3,376	3,273

Interest expense:
Deposits	212	235
Total interest expense	212	235

Net interest income	3,164	3,038

Provision for loan losses	—	225

Net interest income after provision for loan losses	3,164	2,813

Noninterest income:
Service charges on deposits	703	768
Gain on sales of securities	—	141
Other operating income	276	328

Total noninterest income	979	1,237

Noninterest expense:
Salaries and employee benefits	1,536	1,615
Net occupancy and equipment	543	510
Amortization of core deposit intangible	118	118
FDIC insurance	77	130
Other real estate owned, net	231	248
Other operating expenses	1,139	1,192

Total noninterest expense	3,644	3,813

Income before income taxes	499	237

Income tax expense (benefit)	83	(35)

Net income	$416	$272
Preferred dividends	59	59

Net income available to common shareholders	$357	$213

Net income per common share - basic	$0.17	$0.10

Net income per common share - diluted	$0.16	$0.10

Weighted average common outstanding shares - basic	2,161	2,146

Weighted average common outstanding shares - diluted	2,171	2,152

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - In thousands)

	Three Months Ended
	March 31,
	2014	2013

Net Income	$416	$272

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investment securities available for sale, net of tax of $421 for 2014 and $44 for 2013	$819	$(87)
Reclassification adjustment for holding gains included in net income, net of tax of $ — and $48 for 2014 and 2013, respectively	$—	$(93)

Other Comprehensive Income	819	(180)

Total Comprehensive Income (Loss)	$1,235	$92

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited - In thousands)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2012	12	$11,841	2,250	$2,250	90	$90	$(57)	$7,942	$26,190	(221)	$(1,820)	$2,718	$49,154

Net income	—	—	—	—	—	—	—	—	272	—	—	—	272
Other Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	(180)	(180)
Issuance of common stock	—	—	43	43	—	—	—	137	—	—	—	—	180
Nonvested restricted stock	—	—	—	—	—	—	5	(147)	—	—	—	—	(142)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(15)	(62)	—	(62)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)
Balance—March 31, 2013	12	$11,841	2,293	$2,293	90	$90	$(52)	$7,932	$26,403	(236)	$(1,882)	$2,538	$49,163

Balance—December 31, 2013	12	$11,841	2,293	$2,293	90	$90	$(16)	$7,933	$27,131	(236)	$(1,882)	$(1,082)	$46,308

Net income	—	—	—	—	—	—	—	—	416	—	—	—	416
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	819	819
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Nonvested restricted stock	—	—	—	—	—	—	12	—	—	—	—	—	12
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)
Balance—March 31, 2014	12	$11,841	2,293	$2,293	90	$90	$(4)	$7,933	$27,488	(236)	$(1,882)	$(263)	$47,496

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(In thousands)

	2014	2013
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$416	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	225
Depreciation	137	150
Amortization and accretion, net	216	388
Provision for deferred income tax benefit	77	(4)
Gains on sale of assets and investments, net	—	(141)
Restricted stock based compensation plan	12	(142)
Decrease in carrying value of other real estate owned	206	116
Net loss on sale of other real estate owned	(60)	2
Change in other assets	(557)	71
Change in accrued expenses and other liabilities	43	(168)

Net cash provided by operating activities	490	769

INVESTING ACTIVITIES:
Proceeds from calls and maturities of investment securities held to maturity	—	430
Proceeds from sales, maturities, and paydowns of investment securities available for sale	4,109	9,124
Purchases of investment securities available for sale	(200)	(10,224)
Net change in loans receivable	4,008	5,904
Proceeds from the sale of other real estate owned	917	159
Purchases of premises and equipment, net	(32)	(73)

Net cash provided by (used in) investing activities	8,802	5,320

FINANCING ACTIVITIES:
Net change in deposits	11,228	(1,198)
Net change in advances from Federal Home Loan Bank	(5)	(5)
Proceeds from issuance of common stock	—	180
Purchase of treasury stock	—	(62)
Dividends paid - preferred	(59)	(59)
Net cash provided by (used in) financing activities	11,164	(1,144)

Net change in cash and cash equivalents	20,044	4,945

Cash and cash equivalents, beginning of period	29,167	40,187

Cash and cash equivalents at end of period	$49,211	$45,132

Supplemental disclosures of cash paid during the period for:
Interest	$264	$254

Income taxes	$—	$26

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$410	1,254
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$819	$(180)

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2014 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2014 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period has been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company has followed those policies in preparing this report. Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

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

Recently Issued Accounting Standards

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments went into effect for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The amendments did not have a material effect on the Company’s financial statements.

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

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$33,536	$1,349	$—	$34,885
Mortgage-backed securities	95,431	405	2,327	93,509
Corporate securities	9,821	183	9	9,995
Totals	$138,788	$1,937	$2,336	$138,389

At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$33,735	$1,097	$30	$34,802
Mortgage-backed securities	99,143	347	3,223	96,267
Corporate securities	9,806	180	10	9,976
Totals	$142,684	$1,624	$3,263	$141,045

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$240	$—	$—	$240

At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$240	$—	$—	$240

The amortized costs and fair values of investment securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	13,297	13,647	240	240
Due after five years through ten years	29,620	30,429	—	—
Due after ten years	95,871	94,313	—	—

	$138,788	$138,389	$240	$240

Securities with carrying values of $103,762,000 and $102,728,000 as of March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, FHLB advances and a $18,903,000 line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

For the three months ended March 31, 2013, proceeds from the sale of securities was $1,082,000. There were no sale of securities during the three months ended March 31, 2014. Gross realized gains on the sale of securities for the three months ended March 31, 2013 was $141,000. There were no gross realized losses on sales of securities for the three month period ended March 31, 2014 and 2013, respectively.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At March 31, 2014

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Mortgage-backed securities	$65,808	$(2,098)	$5,047	$(229)	$70,855	$(2,327)

Corporate	1,991	(9)	—	—	1,991	(9)

Total	$67,799	$(2,107)	$5,047	$(229)	$72,846	$(2,336)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2014.

At December 31, 2013

Securities Available for Sale

	Securities in a loss position for less than twelve months		Securities in a loss position for twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal securities	$2,775	$(30)	$—	$—	$2,775	$(30)

Mortgage-backed securities	68,420	(2,907)	5,136	(316)	73,556	(3,223)

Corporate	1,990	(10)	—	—	1,990	(10)

Total	$73,185	$(2,947)	$5,136	$(316)	$78,321	$(3,263)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2013.

The Company’s available for sale portfolio had three investment securities at March 31, 2014 that were in an unrealized loss position for longer than twelve months. At December 31, 2013, the Company had two investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2014	2013

Commercial, financial, and agricultural	$19,416	$20,292
Commercial Real Estate	117,461	120,180
Single-Family Residential	34,085	34,864
Construction and Development	4,039	3,626
Consumer	6,195	6,314
	181,196	185,276
Allowance for loan losses	3,069	3,157

	$178,127	$182,119

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 and the year ended December 31, 2013 is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013

Balance at beginning of period	$3,157	$3,509	$3,509
Provision for loan losses	—	425	225
Loans charged-off	(200)	(1,485)	(388)
Recoveries on loans previously charged-off	112	708	69
Balance at end of period	$3,069	$3,157	$3,415

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended March 31, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	—	—	—	—	—	—
Loans charged-off	—	(105)	(52)	—	(43)	(200)
Recoveries on loans charged-off	10	3	86	—	13	112
Ending Balance	$394	$1,619	$765	$126	$165	$3,069

	For the Three Month Period Ended March 31, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$433	$1,853	$803	$177	$243	$3,509
Provision for loan losses	(31)	14	136	39	67	225
Loans charged-off	(5)	(65)	(216)	(30)	(72)	(388)
Recoveries on loans charged-off	11	26	11	—	21	69
Ending Balance	$408	$1,828	$734	$186	$259	$3,415

	For the Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$433	$1,853	$803	$177	$243	$3,509
Provision for loan losses	(68)	127	361	(56)	61	425
Loans charged-off	(22)	(710)	(554)	(30)	(169)	(1,485)
Recoveries on loans charged-off	41	451	121	35	60	708
Ending Balance	$384	$1,721	$731	$126	$195	$3,157

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At March 31, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$42	$11	$—	$—	$53
Total specific reserves	—	42	11	—	—	53
General reserves	394	1,577	754	126	165	3,016
Total	$394	$1,619	$765	$126	$165	$3,069

Loans individually evaluated for impairment	$—	$10,928	$490	$—	$—	$11,418
Loans collectively evaluated for impairment	19,416	106,533	33,595	4,039	6,195	169,778
Total	$19,416	$117,461	$34,085	$4,039	$6,195	$181,196

	At December 31, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$3	$—	$—	$—	$3
Total specific reserves	—	3	—	—	—	3
General reserves	384	1,718	731	126	195	3,154
Total	$384	$1,721	$731	$126	$195	$3,157

Loans individually evaluated for impairment	$—	$10,705	$360	$—	$—	$11,065
Loans collectively evaluated for impairment	20,292	109,475	34,504	3,626	6,314	174,211
Total	$20,292	$120,180	$34,864	$3,626	$6,314	$185,276

The following table presents impaired loans by class of loan (in thousands):

	At March 31, 2014
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$231	$231
HELOC’s and equity	130	130	11	129	129
Commercial
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	10,753	8,442
Non-owner occupied	—	—	—	2,673	2,057
Multi-family	485	429	42	—	—
Construction and Development:
Construction	—	—	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$615	$559	$53	$13,786	$10,859

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	Three Months		Three Months
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$231	$—	$231	$—
HELOC’s and equity	260	9	204	9
Commercial
Secured	—	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	8,523	252	7,898	199
Non-owner occupied	2,104	21	5,404	47
Multi-family	—	13	367	29
Construction and Development:		.		.
Construction	—	—	122	8
Improved Land	—	—	—	—
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$11,118	$295	$14,226	$292

	At December 31, 2013
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$231	$231	$231	$—
HELOC’s and equity	—	—	—	129	129	128	2
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	10,300	7,968	8,049	534
Non-owner occupied	—	—	—	2,924	2,407	2,516	108
Multi-family	386	330	3	—	—	359	28
Construction and Development							.
Construction	—	—	—	—	—	—	—
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$386	$330	$3	$13,584	$10,735	$11,283	$672

The following table is an aging analysis of our loan portfolio (in thousands):

	At March 31, 2014
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,737	$682	$1,442	$3,861	$21,873	$25,734	$35	$2,895
HELOC’s and equity	434	72	476	982	7,369	8,351	—	578
Commercial:
Secured	29	—	2	31	14,206	14,237	—	2
Unsecured	—	—	—	—	5,179	5,179	—	—
Commercial Real Estate
Owner occupied	750	—	254	1,004	60,260	61,264	—	1,211
Non-owner occupied	—	—	128	128	41,422	41,550	—	1,402
Multi-family	—	332	—	332	14,315	14,647	—	332
Construction and Development:
Construction	43	—	—	43	3,788	3,831	—	—
Improved Land	—	—	—	—	208	208	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	11	8	42	61	6,134	6,195	—	42
Total	$3,004	$1,094	$2,344	$6,442	$174,754	$181,196	$35	$6,462

	At December 31, 2013
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,778	$360	$1,840	$3,978	$22,348	$26,326	$—	$3,334
HELOC’s and equity	444	19	466	929	7,609	8,538	—	821
Commercial:
Secured	125	—	2	127	14,906	15,033	—	2
Unsecured	—	—	—	—	5,259	5,259	—	—
Commercial Real Estate:
Owner occupied	715	753	81	1,549	60,090	61,639	—	1,038
Non-owner occupied	38	199	286	523	43,287	43,810	—	1,550
Multi-family	747	—	—	747	13,984	14,731	—	330
Construction and Development
Construction	477	—	—	477	2,542	3,019	—	—
Improved Land	—	—	—	—	242	242	—	—
Unimproved Land	—	—	—	—	365	365	—	—
Consumer and Other	6	30	45	81	6,233	6,314	—	45
Total	$4,330	$1,361	$2,720	$8,411	$176,865	$185,276	$—	$7,120

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

The following table presents our loan portfolio by risk rating (in thousands):

	At March 31, 2014
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$25,734	$23,363	$176	$2,195	$—
HELOC’s and equity	8,351	7,224	310	704	113
Commercial:
Secured	14,237	14,215	—	22	—
Unsecured	5,179	5,179	—	—	—
Commercial Real Estate:
Owner occupied	61,264	48,187	8,312	4,765	—
Non-owner occupied	41,550	38,528	807	2,215	—
Multi-family	14,647	13,524	647	445	31
Construction and Development:
Construction	3,831	3,470	—	361	—
Improved Land	208	165	—	43	—
Unimproved Land	—	—	—	—	—
Consumer and Other	6,195	6,105	—	76	14
Total	$181,196	$159,960	$10,252	$10,826	$158

	At December 31, 2013
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$26,326	$24,126	$—	$2,200	$—
HELOC’s and equity	8,538	7,686	22	728	102
Commercial:
Secured	15,033	15,009	—	24	—
Unsecured	5,259	5,259	—	—	—
Commercial Real Estate:
Owner occupied	61,639	50,921	5,929	4,789	—
Non-owner occupied	43,810	40,482	819	2,509	—
Multi-family	14,731	13,704	647	380	—
Construction and Development:
Construction	3,019	3,019	—	—	—
Improved Land	242	197	—	45	—
Unimproved Land	365	—	—	365	—
Consumer and Other	6,314	6,224	—	90	—
Total	$185,276	$166,627	$7,417	$11,130	$102

During the three months ended March 31, 2014 the bank modified no loans that were considered to be troubled debt restructurings. During the three months ended March 31, 2013, the Bank modified two loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on both loans (dollar in thousands).

	March 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate:
Owner occupied	1	$198	$198
Non-owner occupied	1	62	62
Total	2	$260	$260

There were no loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the three months ended March 31, 2014 and 2013, respectively.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at March 31, 2014
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$34,885	$—	$34,885	$—
Mortgage-backed securities	93,509	—	93,509	—
Corporate securities	9,995	—	9,995	—
	138,389	—	138,389	—

Nonrecurring Basis:
Assets
Collateral Dependent Impaired loans:
Commercial Real Estate	$10,886	$—	$—	$10,886
Single-family Residential	479	—	—	479
Other real estate owned	6,752	—	—	6,752
	18,117	—	—	18,117

	Fair Value Measurements at December 31, 2013
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$34,802	$—	$34,802	$—
Mortgage-backed securities	96,267	—	96,267	—
Corporate securities	9,976	—	9,976	—
	141,045	—	141,045	—

Nonrecurring Basis:
Assets
Collateral Dependent Impaired loans:
Commercial Real Estate	$10,702	$—	$—	$10,702
Single-family Residential	360	—	—	360
Other real estate owned	7,404	—	—	7,404
	18,466	—	—	18,466

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
	March 31, 2014	Technique	Inputs	Range
Collateral Dependent Impaired Loans:
Commercial Real Estate	$ 10,886	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$ 479	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$ 6,752	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

As of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
	December 31, 2013	Technique	Inputs	Range
Collateral Dependent Impaired Loans:
Commercial Real Estate	$ 10,702	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$ 360	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$ 7,404	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 (in thousands):

	March 31, 2014
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$5,322	$5,322	$5,322	$—	$—
Interest-bearing deposits with banks	43,889	43,889	43,889	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	138,629	138,629	—	138,629	—
Other investments	748	748	748	—	—
Loans—net	178,127	178,797	—	—	178,797
Cash surrender value of life insurance	10,008	10,008	10,008	—	—

Financial liabilities:
Deposits	348,190	348,996	208,534	140,462	—
Advances from Federal Home Loan Bank	268	268	—	268	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	$24,499	—
Commercial letters of credit	$2,027	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2013 are as follows:

	December 31, 2013
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$6,340	$6,340	$6,340	$—	$—
Interest-bearing deposits with banks	22,827	22,827	22,827	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	141,285	141,285	—	141,285	—
Other investments	874	874	874	—	—
Loans—net	182,119	183,150	—	—	183,150
Cash surrender value of life insurance	9,948	9,948	9,948	—	—

Financial liabilities:
Deposits	336,962	337,768	195,884	141,884	—
Advances from Federal Home Loan Bank	273	273	—	273	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	$26,313	—
Commercial letters of credit	$2,125	—

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

	March 31,	December 31,
	2014	2013

Balance—beginning of period	$7,404	$8,195
Additions	410	3,901
Sales	(857)	(4,076)
Write downs	(206)	(616)

Balance—end of period	$6,751	$7,404

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

The following table presents information about the Company’s intangible assets (in thousands):

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$2,360	$3,303	$2,242

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended March 31,
	2014	2013
Aggregate amortization expense of core deposit intangibles:	$118	$118

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2014	$472
2015	$472
2016	$118
2017 and thereafter	$—

7. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding. Options that are potentially dilutive for the three months ended March 31, 2014 and 2013 due to the exercise price of all options being greater than the average market price of the Company’s stock during the period. As of March 31, 2014 and 2013 there were 49,277 potentially diluted options outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended March 31, 2014

Basic earnings per share available to common stockholders	$357	2,161	$0.17
Nonvested restricted stock grant	—	10	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$357	2,171	$0.16

Three Months ended March 31, 2013

Basic earnings per share available to common stockholders	$213	2,146	$0.10
Nonvested restricted stock grant	—	6	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$213	2,152	$0.10

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

9. RECLASSIFICATIONS

Certain amounts in the 2013 consolidated financial statements were reclassified to conform to the 2014 presentation. These reclassifications had no effect on shareholders’ equity or the results of operations as previously presented.

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

The following discussion is of the Company’s financial condition as of March 31, 2014 and December 31, 2013, and the changes in the financial condition and results of operations for the three month periods ended March 31, 2014 and 2013.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2014 or 2013.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At March 31, 2014, the Company had total assets of $400,187,000 compared to $387,733,000 at December 31, 2013. The increase is primarily related to a $21,062,000 increase in interest bearing deposits with banks, partially offset by a $1,018,000 decrease in cash and due from banks, a $2,656,000 decrease in available for sale investment securities and a $3,992,000 decrease in net loans outstanding. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity position in light of the current economic environment. At March 31, 2014, total assets consisted primarily of $138,389,000 in investment securities and $178,127,000 in net loans representing 35% and 45% of total assets, respectively. Investment securities and net loans represented 37% and 47% of total assets at December 31, 2013.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable decreased by $3,992,000 for the period as mentioned above. This decrease was primarily due to normal principal paydowns, maturities and pay-offs which exceeded the volume of new loans added to the portfolio. As with our industry, we continue to experience a challenging lending environment and competitive pricing pressures. The Company continues to pursue opportunities to enhance its lending and continues to invest in the resources and lending associates to strengthen our efforts.

At March 31, 2014, OREO decreased by $653,000 to $6,751,000 compared to $7,404,000 reported at the year-end of 2013. This decrease primarily related to the sale of OREO properties.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $60,000 to $10,008,000 at March 31, 2014. The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at March 31, 2014 totaled $352,691,000 and consisted primarily of $348,190,000 in deposits, representing an increase of $11,228,000 compared to total deposits of $336,962,000 at December 31, 2013. FHLB advances totaled $268,000 compared to $273,000 at December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the investment securities portfolio represented approximately 35% and 37%, respectively, of the Company’s total assets.

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

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2014	2013

Commercial, financial, and agricultural	$19,416	$20,292
Commercial Real Estate	117,461	120,180
Single-Family Residential	34,085	34,864
Construction and Development	4,039	3,626
Consumer	6,195	6,314
	181,196	185,276
Allowance for loan losses	3,069	3,157

	$178,127	$182,119

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At March 31, 2014 and December 31, 2013, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $151.5 million and $155.0 million, respectively, and represented 83.6% and 83.7% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $40.9 million at March 31, 2014 and December 31, 2013, respectively.

•	The Company’s loans to area convenience stores were approximately $9.0 million and $9.2 million at March 31, 2014 and December 31, 2013, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $24.7 million and $25.7 million at March 31, 2014 and December 31, 2013, respectively.

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

For the period, nonperforming assets decreased by $1,276,000, or 8.78%, to $13,248,000 compared to $14,524,000 at December 31, 2013. The decrease is attributed to a $623,000 decrease in nonperforming loans and a reduction of $653,000 in real estate acquired through foreclosures. The Company charged-off $200,000 in nonperforming loans during the first three months of 2014 which is a decrease of $188,000 compared to the $388,000 charged-off for the same period last year. At March 31, 2014, nonperforming assets represent 3.31% of total assets compared to 3.75% at December 31, 2013. There were no loans greater than 90 days past due and still accruing interest at December 31, 2013.

The Company continues to work aggressively to resolve and reduce its nonperforming assets including restructuring loans, requesting additional collateral, demanding payment from guarantors, sale of the loans if possible, or foreclosure and sale of the collateral.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$3,652	$4,482
Other nonaccrual loans	2,810	2,638
Past-due loans of 90 days or more and still accruing	35	—
Nonperforming loans	6,497	7,120

Real estate acquired through foreclosure	6,751	7,404
Total nonperforming assets	$13,248	$14,524

Ratios:
Nonperforming loans to loans, net of unearned income	3.59%	3.84%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	7.05%	7.54%

Nonperforming assets to total assets	3.31%	3.75%

Allowance for loan losses to nonperforming loans	47.24%	44.34%

Allowance for loan losses to nonperforming assets	23.17%	21.74%

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

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	March 31, 2014	December 31, 2013

Troubled Debt Restructured Loans:
Restructured loans still accruing	$6,666	$6,177
Restructured loans nonaccruing	3,652	4,482
Total restructured and modified loans	$10,318	$10,659

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. Based on the Company’s evaluation, and the continued overall improvement of the credit quality in the loan portfolio, a provision for loan losses was deemed not necessary for the first quarter of 2014. For the same three month period last year, a provision for loan losses of $225,000 was charged against operating earnings. Approximately $53,000 of the allowance for loan losses was allocated to loans management considered impaired at March 31, 2014 compared to $3,000 at December 31, 2013.

At March 31, 2014, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three months ended March 31, 2014 and 2013 (amount in thousands, except financial ratios):

	2014	2013

Loans, net of unearned income	$181,196	$183,516

Average loans, net of unearned income and the allowance for loan losses	$179,338	$180,740

Allowance for loan losses at the beginning of period	$3,157	$3,509

Loans charged-off:
Commercial, financial, and agricultural	—	5
Real estate - loans	157	311
Installment loans to individuals	43	72
Total loans charged-off	200	388

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	10	11
Real estate - loans	89	37
Installment loans to individuals	13	21
Total loans recovered	112	69

Net loans charged-off	88	319

Additions to allowance for loan losses charged to operating expense	—	225

Allowance for loan losses at period end	$3,069	$3,415

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.05%	0.18%

Ratio of allowance for loan losses to loans, net of unearned income	1.69%	1.86%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	March 31, 2014		December 31, 2013
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$394	11%	$384	11%
Commercial Real Estate	1,619	65%	1,721	65%
Single-family Residential	765	19%	731	19%
Construction and Development	126	2%	126	2%
Consumer	165	3%	195	3%

Total allowance for loan losses	$3,069	100%	$3,157	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at March 31, 2014 increased by 3.3% or $11,228,000 to $348,190,000 compared to December 31, 2013. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits increased by $6,675,000, or 9.4% to $77,817,000 and interest-bearing deposits increased by $4,553,000, or 1.7%, to $270,373,000 for the three month period ending March 31, 2014. On an average basis, noninterest-bearing deposits increased to $80,260,000 for the first three months of the year compared to $73,897,000 for the year ended December 31, 2013. Average interest-bearing deposits decreased by $3,392,000 to $267,442,000 at March 31, 2014 compared to $270,834,000 for the year ended December 31, 2013. At March 31, 2014, the Company’s cost of funds was approximately 0.24% compared to 0.27% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. At March 31, 2014 and December 31, 2013, the Company had $22,881,000 and $22,375,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with time deposits higher than the FDIC $250,000 insurance coverage limit.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2014	2013

NOW and money market accounts	$97,104	$92,794
Savings accounts	33,613	31,948
Time deposits of $100,000 or more	107,339	107,490
Other time deposits	32,317	33,589
	$270,373	$265,821

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of March 31, 2014 and December 31, 2013, total loans pledged as collateral was $30,488,000 and $33,186,000, respectively.

Maturity	Callable	Type	March 31, 2014		December 31, 2013
			(in thousands)
August 2026		(1)	—	$268	—	$273

Total Principal Outstanding				$268		$273

Weighted Average Rate at Period End			—%		—%

(1)	Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At March 31, 2014 the Company had a $77.5 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $0.3 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $18.9 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended March 31, 2014, net interest income increased by $126,000 or 4.15% to $3,164,000 compared to $3,038,000 reported for the same period last year. Total interest income increased $103,000, or 3.15%, to $3,376,000 compared to $3,273,000 for the same three month period in 2013. Interest income on loans declined by a nominal $61,000 due to a 10 bps decline in yields earned on loans caused by the challenging lending environment and lower lending rates. Interest income on investment securities increased by $164,000 primarily due to the taxable investment portfolio having a higher average investment balance compared to the first quarter of 2013. Also, due to the decreased prepayments in the Company’s mortgage-backed sector of its securities portfolio, investment yields on taxable investments increased by 59 bps to 2.14 percent compared to the three month period ended March 31, 2013. Total interest expense for the period decreased by $23,000 or 9.8% compared to the same three month period in 2013 as the Company continues to lower its funding cost and improve its deposit mix. At March 31, 2014, the Company’s cost of funds was approximately 0.24% compared to 0.27% for the same period last year. At March 31, 2014, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.69% compared to 3.68% reported at March 31, 2013.

The Company has an asset/liability management program which monitors the Company's interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the first quarter of 2014, due to the continued improvement in the credit quality of the Company’s loan portfolio, a provision for loan losses was deemed not necessary. For the first quarter of 2013, the Company charged against operating earnings a provision for loan losses of $225,000.

The allowance for loan losses was $3,069,000, $3,157,000, and $3,415,000 at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The allowance for loan losses was 47.24%, 44.34%, and 28.71% of nonperforming loans at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At March 31, 2014 the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $979,000 for the three month period ended March 31, 2014, a decrease of $258,000,or 20.9% compared with the same period last year. This decline in primarily due to gains on the sale of investments of $141,000 reported for the first quarter of 2013. There were no gains on sale of investments for the same period in 2014. Service charges and other operating income also declined for the period by $65,000 and $52,000, respectively.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the first quarter of 2014 decreased by $169,000 to $3,644,000 compared to $3,813,000 for the same quarter last year. Non-interest expense continues to be closely managed as salaries and employee benefits expense, FDIC insurance expense, OREO, and other operating expenses decreased $79,000, $53,000, $17,000, and $53,000, respectively. Net occupancy and equipment expense increased by $33,000 primarily due to higher real estate taxes, equipment maintenances and insurance costs.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2014. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2014.

	Cumulative amounts as of March 31, 2014
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$43,889	$—	$—	$—	$43,889
Certificates of deposit	250	100	—	—	350
Investments	—	—	13,887	124,742	138,629
Loans	39,771	14,131	96,652	30,642	181,196
Total interest-sensitive assets	$83,910	$14,231	$110,539	$155,384	$364,064

Interest-sensitive liabilities:
Deposits (a)	$161,511	$64,572	$44,290	$—	$270,373
Other borrowings	—	—	—	268	268
Total interest-sensitive liabilities	$161,511	$64,572	$44,290	$268	$270,641

Interest-sensitivity gap	$(77,601)	$(50,341)	$66,249	$155,116	$93,423

Cumulative interest-sensitivity gap	(77,601)	(127,942)	(61,693)	93,423	93,423

Cumulative interest-sensitivity gap to total interest-sensitive assets	(21.32)%	(35.14)%	(16.95)%	25.66%	25.66%

(a) Savings, NOW, and money market deposits totaling $130,717 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At March 31, 2014 the Company had a $77.5 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $0.3 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $18.9 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased $1,188,000 for the three month period ended March 31, 2014 primarily due to an increase in other comprehensive income, net of income taxes, of $819,000. This increase is attributed to the volatility in interest rates and swings in credit spreads, and their impact on the fair value of the Company’s available for sale securities portfolio. Retained earnings also increased by $357,000 due to net income of $416,000, partially offset by a $59,000 preferred dividend paid to the U.S. Treasury.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 20%, 18% and 11% at March 31, 2014 and 19%, 18% and 11% at December 31, 2013. The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 19%, 17% and 11% at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ’‘well capitalized” under regulatory standards.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended March 31, 2014, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

ITEM 1A. RISK FACTORS

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three months ended March 31, 2014 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: May 15, 2014	By: /s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: May 15, 2014	By: /s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer

Page 41 of 43