Form 10-Q
period 2014-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2014-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,056,790 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on November 11, 2014.

PART 1.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 AND DECEMBER 31, 2013

(In thousands, except share data)

ASSETS	2014	2013
	(Unaudited)
Cash and due from banks	$2,860	$6,340
Interest-bearing deposits with banks	52,636	22,827
Certificates of deposit	350	350
Investment securities available for sale, at fair value	130,132	141,045
Investment securities held to maturity, at cost	240	240
Other investments	792	874
Loans receivable, net	184,044	182,119
Premises and equipment, net	6,238	6,589
Cash surrender value of life insurance	10,196	9,948
Other Real Estate Owned	4,601	7,404
Other assets	9,057	9,997

Total assets	$401,146	$387,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$81,624	$71,142
Interest-bearing deposits	266,317	265,820

Total deposits	347,941	336,962

Accrued expenses and other liabilities	4,370	4,190
Advances from Federal Home Loan Bank	259	273

Total liabilities	352,570	341,425

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized;
2,292,728 shares issued and outstanding at September 30, 2014
and December 31, 2013, respectively	2,293	2,293
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(140)	(16)
Additional paid-in capital	8,130	7,933
Retained earnings	28,046	27,131
Treasury stock at cost, 235,938 shares at September 30, 2014 and December 31, 2013, respectively	(1,882)	(1,882)
Accumulated other comprehensive income (loss), net of income taxes	198	(1,082)

Total stockholders’ equity	48,576	46,308

	$401,146	$387,733

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$2,432	$2,620	$7,412	$7,794
Investment securities:
Taxable	537	530	1,685	1,349
Tax-exempt	332	307	917	968
Interest-bearing deposits	32	25	88	73
Total interest income	3,333	3,482	10,102	10,184

Interest expense:
Deposits	211	223	634	690
Other borrowings	—	1	—	1
Total interest expense	211	224	634	691

Net interest income	3,122	3,258	9,468	9,493

Provision for loan losses	—	175	—	450

Net interest income after provision for loan losses	3,122	3,083	9,468	9,043

Noninterest income:
Service charges on deposits	720	816	2,133	2,385
Gain on sales of securities	—	—	—	244
Other operating income	270	243	847	866

Total noninterest income	990	1,059	2,980	3,495

Noninterest expense:
Salaries and employee benefits	1,612	1,624	4,804	4,876
Net occupancy and equipment	524	543	1,568	1,587
Amortization of core deposit intangible	118	118	354	354
FDIC insurance	80	135	236	398
Other real estate owned, net	306	139	582	795
Other operating expenses	1,118	1,242	3,481	3,705

Total noninterest expense	3,758	3,801	11,025	11,715

Income before income taxes	354	341	1,423	823

Income tax expense (benefit)	(22)	11	158	(50)

Net income	$376	$330	$1,265	$873
Preferred dividends	59	59	178	178

Net income available to common shareholders	$317	$271	$1,087	$695

Net income per common share - basic	$0.15	$0.13	$0.50	$0.32

Net income per common share - diluted	$0.14	$0.13	$0.50	$0.32

Weighted average common outstanding shares - basic	2,169	2,155	2,165	2,151

Weighted average common outstanding shares - diluted	2,193	2,170	2,189	2,166

Dividends per common share	$0.00	$0.00	$0.08	$0.08

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - In thousands)

	Three Months Ended
	September 30,
	2014	2013

Net Income	$376	$330

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investment securities available for sale, net of tax of $170 for 2014 and ($34) for 2013	(330)	66
Reclassification adjustment for holding gains included in net income, net of tax	—	—

Other Comprehensive Income (Loss)	(330)	66

Total Comprehensive Income (Loss)	$46	$396

	Nine Months Ended
	September 30,
	2014	2013

Net Income	$1,265	$873

Other Comprehensive Income (Loss)
Unrealized holding gain (loss) on investment securities available for sale, net of tax of ($659) for 2014 and $1,306 for 2013	1,280	(2,537)
Reclassification adjustment for holding gains included in net income, net of tax of $83 for 2013	—	(161)

Other Comprehensive Income (Loss)	1,280	(2,698)

Total Comprehensive Income (Loss)	$2,545	$(1,825)

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited - In thousands)

												Accumulated
	Preferred				Nonvoting		Nonvested	Additional				Other
	Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2012	12	$11,841	2,250	$2,250	90	$90	$(57)	$7,942	$26,190	(221)	$(1,820)	$2,718	$49,154

Net income	—	—	—	—	—	—	—	—	873	—	—	—	873
Other Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	(2,698)	(2,698)
Issuance of common stock	—	—	43	43	—	—	—	137	—	—	—	—	180
Nonvested restricted stock	—	—	—	—	—	—	29	(147)	—	—	—	—	(118)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(15)	(62)	—	(62)
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(171)	—	—	—	(171)
Balance—September 30, 2013	12	$11,841	2,293	$2,293	90	$90	$(28)	$7,932	$26,714	(236)	$(1,882)	$20	$46,980

Balance—December 31, 2013	12	$11,841	2,293	$2,293	90	$90	$(16)	$7,933	$27,131	(236)	$(1,882)	$(1,082)	$46,308

Net income	—	—	—	—	—	—	—	—	1,265	—	—	—	1,265
Other Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	1,280	1,280
Nonvested restricted stock	—	—	—	—	—	—	(124)	197	—	—	—	—	73
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(172)	—	—	—	(172)
Balance—September 30, 2014	12	$11,841	2,293	$2,293	90	$90	$(140)	$8,130	$28,046	(236)	$(1,882)	$198	$48,576

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

	2014	2013
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,265	$873
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	450
Depreciation	408	462
Amortization and accretion, net	717	1,006
Provision for deferred income tax benefit	109	1,386
Gains on sale of assets and investments, net	—	(244)
Restricted stock based compensation plan	73	(118)
Decrease in carrying value of other real estate owned	309	473
Net (gain) loss on sale of other real estate owned	87	74
Change in other assets	(431)	802
Change in accrued expenses and other liabilities	180	(600)

Net cash provided by operating activities	2,717	4,564

INVESTING ACTIVITIES:
Net change in certificates of deposit	—	(250)
Proceeds from calls and maturities of investment securities held to maturity	—	1,806
Proceeds from sales and maturities of investment securities available for sale	17,501	26,483
Purchases of investment securities available for sale	(4,900)	(44,074)
Net change in loans receivable	(2,725)	1,745
Proceeds from the sale of other real estate owned	3,178	2,981
Purchases of premises and equipment, net	(57)	(214)

Net cash provided by (used) in investing activities	12,997	(11,523)

FINANCING ACTIVITIES:
Net change in deposits	10,979	(868)
Net change in advances from Federal Home Loan Bank	(14)	(14)
Proceeds from issuance of common stock	—	180
Purchase of treasury stock	—	(62)
Dividends paid - preferred	(178)	(178)
Dividends paid - common	(172)	(171)
Net cash provided by (used in) financing activities	10,615	(1,113)

Net change in cash and cash equivalents	26,329	(8,072)

Cash and cash equivalents, beginning of period	29,167	40,187

Cash and cash equivalents at end of period	$55,496	$32,115

Supplemental disclosures of cash paid during the period for:
Interest	$668	$713

Income taxes	$—	$26

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$771	3,782
Change in unrealized gain (loss) on investment securities available for sale, net of taxes	$1,280	$(2,698)

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2014 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month periods have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$28,294	$1,522	$—	$29,816
Mortgage-backed securities	91,686	400	1,787	90,299
Corporate securities	9,852	165	—	10,017
Totals	$129,832	$2,087	$1,787	$130,132

At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$33,735	$1,097	$30	$34,802
Mortgage-backed securities	99,143	347	3,223	96,267
Corporate securities	9,806	180	10	9,976
Totals	$142,684	$1,624	$3,263	$141,045

Investment securities held to maturity are summarized as follows (in thousands):

At September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$240	$1	$—	$241

At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$240	$—	$—	$240

The amortized costs and fair values of investment securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$2,000	$2,012	$—	$—
Due after one year through five years	12,122	12,479	240	241
Due after five years through ten years	30,992	32,325	—	—
Due after ten years	84,718	83,316	—	—

	$129,832	$130,132	$240	$241

Securities with carrying values of $100,477,000 and $102,728,000 as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, FHLB advances and a $17.5 million line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Proceeds from the sale of securities were $2,268,000 for the nine months ended September 30, 2013. There were no sale of securities in 2014 or for the three months ended September 30, 2013. Gross realized gains on sales of securities were $244,000 for the nine months ended September 30, 2013. There were no gross realized losses on sales of securities for the nine month periods ended September 30, 2013.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At September 30, 2014

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$21,704	$(252)	$45,324	$(1,535)	$67,028	$(1,787)
Total	$21,704	$(252)	$45,324	$(1,535)	$67,028	$(1,787)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at September 30, 2014.

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

The Company’s available for sale portfolio had twenty-three investment securities at September 30, 2014 that were in an unrealized loss position for longer than twelve months. At December 31, 2013, the Company had two investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2014	2013

Commercial, financial, and agricultural	$23,275	$20,292
Commercial Real Estate	121,226	120,180
Single-Family Residential	33,098	34,864
Construction and Development	2,271	3,626
Consumer	6,728	6,314
	186,598	185,276
Allowance for loan losses	2,554	3,157

	$184,044	$182,119

Activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013 is summarized as follows (in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013

Balance at beginning of period	$3,157	$3,509	$3,509
Provision for loan losses	—	425	450
Loans charged-off	(818)	(1,485)	(1,423)
Recoveries on loans previously charged-off	215	708	580
Balance at end of period	$2,554	$3,157	$3,116

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended September 30, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$251	$1,913	$508	$139	$147	$2,958
Provision for loan losses	206	(140)	(162)	52	44	—
Loans charged-off	(7)	(108)	(162)	(137)	(46)	(460)
Recoveries on loans charged-off	6	9	23	—	18	56
Ending Balance	$ 4 56	$1,674	$207	$54	$163	$2,554

	For the Nine Month Period Ended September 30, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	49	167	(352)	65	71	—
Loans charged-off	(7)	(244)	(286)	(137)	(144)	(818)
Recoveries on loans charged-off	30	30	114	—	41	215
Ending Balance	$456	$1,674	$207	$54	$163	$2,554

	For the Three Month Period Ended September 30, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$168	$2,180	$606	$156	$304	$3,414
Provision for loan losses	(65)	(64)	243	139	(78)	175
Loans charged-off	(16)	(338)	(234)	—	(27)	(615)
Recoveries on loans charged-off	8	2	83	35	14	142
Ending Balance	$95	$1,780	$698	$330	$213	$3,116

	For the Nine Month Period Ended September 30, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$433	$1,853	$803	$ 1 77	$243	$3,509
Provision for loan losses	(342)	281	302	148	61	450
Loans charged-off	(22)	(711)	(518)	(30)	(142)	(1,423)
Recoveries on loans charged-off	26	357	111	35	51	580
Ending Balance	$95	$1,780	$698	$330	$213	$3,116

	For the Year Ended December, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$433	$1,853	$803	$177	$243	$3,509
Provision for loan losses	(68)	127	361	(56)	61	425
Loans charged-off	(22)	(710)	(554)	(30)	(169)	(1,485)
Recoveries on loans charged-off	41	451	121	35	60	708
Ending Balance	$384	$1,721	$731	$126	$195	$3,157

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At September 30, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific reserves impaired loans	$—	$325	$51	$—	$—	$376
General reserves	456	1,349	156	54	163	2,178
Total	$456	$1,674	$207	$54	$163	$2,554

Loans individually evaluated for impairment	$—	$7,771	$578	$220	$—	$8,569
Loans collectively evaluated for impairment	23,275	113,455	32,520	2,051	6,728	178,029
Total	$23,275	$121,226	$33,098	$2,271	$6,728	$186,598

	At December 31, 2013
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific reserves impaired loans	$—	$3	$—	$—	$—	$3
General reserves	384	1,718	731	126	195	3,154
Total	$384	$1,721	$731	$126	$195	$3,157

Loans individually evaluated for impairment	$—	$10,705	$360	$—	$—	$11,065
Loans collectively evaluated for impairment	20,292	109,475	34,504	3,626	6,314	174,211
Total	$20,292	$120,180	$34,864	$3,626	$6,314	$185,276

The following table presents impaired loans by class of loan (in thousands):

	At September 30, 2014
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$231	$231
HELOC’s and equity	102	102	51	256	245
Commercial
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	832	832	253	5,530	4,711
Non-owner occupied	853	799	62	1,582	1,333
Multi-family	96	96	10	—	—
Construction and Development:
Construction	—	—	—	357	220
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$1,883	$1,829	$376	$7,956	$6,740

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$231	$—	$231	$—
HELOC’s and equity	274	24	128	2
Commercial
Secured	—	—	30	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	5,637	603	6,049	337
Non-owner occupied	2,216	79	2,367	83
Multi-family	97	51	363	16
Construction and Development:		.		.
Construction	292	27	—	—
Improved Land	—	—	—	—
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$8,747	$784	$9,168	$438

	At December 31, 2013
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$231	$231	$231	$—
HELOC’s and equity	—	—	—	129	129	128	2
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	10,300	7,968	8,049	534
Non-owner occupied	—	—	—	2,924	2,407	2,516	108
Multi-family	386	330	3	—	—	359	28
Construction and Development							.
Construction	—	—	—	—	—	—	—
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$386	$330	$3	$13,584	$10,735	$11,283	$672

The following table is an aging analysis of our loan portfolio (in thousands):

	At September 30, 2014
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$—	$326	$1,144	$1,470	$23,950	$25,420	$35	$1,905
HELOC’s and equity	164	400	423	987	6,691	7,678	—	525
Commercial:
Secured	—	28	2	30	18,262	18,292	—	2
Unsecured	—	—	—	—	4,983	4,983	—	—
Commercial Real Estate:
Owner occupied	14	107	528	649	61,750	62,399	—	1,546
Non-owner occupied	733	325	914	1,972	42,515	44,487	—	1,863
Multi-family	—	493	—	493	13,847	14,340	—	—
Construction and Development:
Construction	—	—	—	—	2,077	2,077	—	—
Improved Land	—	—	—	—	194	194	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	45	28	26	99	6,629	6,728	—	26
Total	$956	$1,707	$3,037	$5,700	$180,898	$186,598	$35	$5,867

	At December 31, 2013
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,778	$360	$1,840	$3,978	$22,348	$26,326	$—	$3,334
HELOC’s and equity	444	19	466	929	7,609	8,538	—	821
Commercial:
Secured	125	—	2	127	14,906	15,033	—	2
Unsecured	—	—	—	—	5,259	5,259	—	—
Commercial Real Estate:
Owner occupied	715	753	81	1,549	60,090	61,639	—	1,038
Non-owner occupied	38	199	286	523	43,287	43,810	—	1,550
Multi-family	747	—	—	747	13,984	14,731	—	330
Construction and Development:
Construction	477	—	—	477	2,542	3,019	—	—
Improved Land	—	—	—	—	242	242	—	—
Unimproved Land	—	—	—	—	365	365	—	—
Consumer and Other	6	30	45	81	6,233	6,314	—	45
Total	$4,330	$1,361	$2,720	$8,411	$176,865	$185,276	$—	$7,120

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

The following table presents our loan portfolio by risk rating (in thousands):

	At September 30, 2014
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$25,420	$23,949	$—	$1,471	$—
HELOC’s and equity	7,678	6,266	558	679	175
Commercial:
Secured	18,292	18,292	—	—	—
Unsecured	4,983	4,983	—	—	—
Commercial Real Estate:
Owner occupied	62,399	52,046	7,437	2,916	—
Non-owner occupied	44,487	37,947	4,482	1,997	61
Multi-family	14,340	12,835	1,371	134	—
Construction and Development:
Construction	2,077	1,857	—	220	—
Improved Land	194	153	—	41	—
Unimproved Land	—	—	—	—	—
Consumer and Other	6,728	6,681	—	37	10
Total	$186,598	$165,009	$13,848	$7,495	$246

	At December 31, 2013
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Residential:
First mortgages	$26,326	$24,126	$—	$2,200	$—
HELOC’s and equity	8,538	7,686	22	728	102
Commercial:
Secured	15,033	15,009	—	24	—
Unsecured	5,259	5,259	—	—	—
Commercial Real Estate:
Owner occupied	61,639	50,921	5,929	4,789	—
Non-owner occupied	43,810	40,482	819	2,509	—
Multi-family	14,731	13,704	647	380	—
Construction and Development:
Construction	3,019	3,019	—	—	—
Improved Land	242	197	—	45	—
Unimproved Land	365	—	—	365	—
Consumer and Other	6,314	6,224	—	90	—
Total	$185,276	$166,627	$7,417	$11,130	$102

During the three and nine months ended September 30, 2014 the bank modified 1 loans that was considered to be troubled debt restructurings. We extended the term and decreased the interest rate on the loan (dollars in thousands).

Extended Terms and Decreased Interest Rate

	Three months ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential mortgages	1	$68	$68
Total	1	$68	$68

	Nine months ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential mortgages	1	$68	$68
Total	1	$68	$68

During the three and nine months ended September 30, 2013, the Bank modified 5 and 13 loans, respectively that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on 3 and 9 loans during the three and nine months ended September 30, 2013. We decreased the interest rate on 2 loans during the nine months ended September 30, 2013. We extended the terms on two loans during each of the three and nine months ended September 30, 2013, respectively. (dollars in thousands)

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

There were no loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the three and nine months ended September 30, 2014 and 2013, respectively.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at September 30, 2014
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,816	$—	$29,816	$—
Mortgage-backed securities	90,299	—	90,299	—
Corporate securities	10,017	—	10,017	—
	130,132		130,132

Nonrecurring Basis:
Assets
Collateral Dependent Impaired loans:
Commercial Real Estate	$7,446	$—	$—	$7,446
Single-family Residential	527	—	—	527
Construction and Development	220	—	—	220
Other real estate owned	4,601	—	—	4,601
	12,794			12,794

	Fair Value Measurements at December 31, 2013
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$34,802	$—	$34,802	$—
Mortgage-backed securities	96,267	—	96,267	—
Corporate securities	9,976	—	9,976	—
	141,045		141,045

Nonrecurring Basis:
Assets
Collateral Dependent Impaired loans:
Commercial Real Estate	$10,702	$—	$—	$10,702
Single-family Residential	360	—	—	360
Other real estate owned	7,404	—	—	7,404
	18,466			18,466

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	September 30, 2014	Technique	Inputs	Range

Collateral Dependent Impaired Loans:

Commercial Real Estate	$7,446	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$527	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$220	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$4,601	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 (in thousands):

	September 30, 2014
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	2,860	2,860	2,860	—	—
Interest-bearing deposits with banks	52,636	52,636	52,636	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	130,372	130,373	—	130,373	—
Other investments	792	792	792	—	—
Loans—net	184,044	183,150	—	—	183,958
Cash surrender value of life insurance	10,196	10,196	10,196	—	—

Financial liabilities:
Deposits	347,941	337,768	207,751	141,121	—
Advances from Federal Home Loan Bank	259	259	—	259	—

	Notional	Estimated
	Amount	Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	28,092	—
Commercial letters of credit	2,027	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2013 are as follows:

	December 31, 2013
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	6,340	6,340	6,340	—	—
Interest-bearing deposits with banks	22,827	22,827	22,827	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	141,285	141,285	—	141,285	—
Other investments	874	874	874	—	—
Loans—net	182,119	183,150	—	—	183,150
Cash surrender value of life insurance	9,948	9,948	9,948	—	—

Financial liabilities:
Deposits	336,962	337,768	195,884	141,884	—
Advances from Federal Home Loan Bank	273	273	—	273	—

	Notional	Estimated
	Amount	Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	26,313	—
Commercial letters of credit	2,125	—

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

	September 30,	December 31,
	2014	2013

Balance—beginning of period	$7,404	$8,195
Additions	771	3,901
Sales	(3,265)	(4,076)
Write downs	(309)	(616)

Balance—end of period	$4,601	$7,404

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

The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$2,596	$3,303	$2,242

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Aggregate amortization expense of core deposit intangibles:	$118	$118	$354	$354

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2014	$472
2015	$472
2016	$118
2017 and thereafter	$—

7. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding. The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2014

Basic earnings per share available to common stockholders	$317	2,169	$0.15
Nonvested restricted stock grant	—	24	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$317	2,193	$0.14

Three Months ended September 30, 2013

Basic earnings per share available to common stockholders	$271	2,155	$0.13
Nonvested restricted stock grant	—	15	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$271	2,170	$0.13

Nine Months ended September 30, 2014

Basic earnings per share available to common stockholders	$1,087	2,165	$0.50
Nonvested restricted stock grant	—	24	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,087	2,189	$0.50

Nine Months ended September 30, 2013

Basic earnings per share available to common stockholders	$695	2,151	$0.32
Nonvested restricted stock grant	—	15	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$695	2,166	$0.32

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

The following discussion is of the Company’s financial condition as of September 30, 2014 and December 31, 2013, and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2014 and 2013.

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

FINANCIAL CONDITION

At September 30, 2014, the Company had total assets of $401,146,000 compared to $387,733,000 at December 31, 2013. The increase is primarily related to a $29,809,000 increase in interest bearing deposits with banks, partially offset by a $3,480,000 decrease in cash and due from banks and a $10,913,000 decrease in available for sale investment securities. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity position in light of the current economic environment. At September 30, 2014, total assets consisted primarily of $131,164,000 in investment securities and $184,044,000 in net loans representing 33% and 46% of total assets, respectively. Investment securities and net loans represented 37% and 47% of total assets at December 31, 2013.

Loans provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable increased by $1,925,000 at September 30, 2014 compared to December 31, 2013. This increase was primarily due to continued efforts by the Company to pursue opportunities to enhance its lending strategies and continued investment in the resources and lending associates to strengthen lending efforts.

At September 30, 2014, OREO decreased by $2,803,000 to $4,601,000 compared to $7,404,000 reported at the year-end of 2013. This decrease primarily related to the sale of OREO properties totaling $3,265,000 during the year including $309,000 in write-downs, partially offset by $771,000 in additions to the OREO balance.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased $248,000 to $10,196,000 at September 30, 2014. The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at September 30, 2014 totaled $352,570,000 and consisted primarily of $347,941,000 in deposits, representing an increase of $10,979,000 compared to total deposits of $336,962,000 at December 31, 2013. FHLB advances totaled $259,000 compared to $273,000 at December 31, 2013.

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

At September 30, 2014 and December 31, 2013, the investment securities portfolio represented approximately 33% and 37%, respectively, of the Company’s total assets.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2014	2013

Commercial, financial, and agricultural	$23,275	$20,292
Commercial Real Estate	121,226	120,180
Single-Family Residential	33,098	34,864
Construction and Development	2,271	3,626
Consumer	6,728	6,314
	186,598	185,276
Allowance for loan losses	2,554	3,157

	$184,044	$182,119

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At September 30, 2014 and December 31, 2013, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $156.6 million and $158.7 million, respectively, and represented 83.9% and 85.6% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $43.2 million and $40.9 million at September 30, 2014 and December 31, 2013, respectively.

•	The Company’s loans to area convenience stores were approximately $8.2 million and $9.2 million at September 30, 2014 and December 31, 2013, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $22.3 million and $25.7 million at September 30, 2014 and December 31, 2013, respectively.

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

For the period, nonperforming assets decreased by $4,021,000 to $10,503,000 compared to $14,524,000 at December 31, 2013. This decrease is primarily related to a $2,803,000 decrease in OREO and a $1,218,000 decrease in nonperforming loans. The Company charged-off $818,000 in nonperforming loans during the first nine months of 2014 which is a decrease of $605,000 compared to $1,423,000 charged-off for the same period last year. At September 30, 2014, nonperforming assets represent 2.62% of total assets compared to 3.75% at December 31, 2013. There was one loan greater than 90 days past due and still accruing interest at September 30, 2014 and no loans at December 31, 2013.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$3,215	$4,482
Other nonaccrual loans	2,652	2,638
Past-due loans of 90 days or more and still accruing	35	—
Nonperforming loans	5,902	7,120

Real estate acquired through foreclosure	4,601	7,404
Total nonperforming assets	$10,503	$14,524

Ratios:
Nonperforming loans to loans, net of unearned income	3.16%	3.84%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	5.49%	7.54%

Nonperforming assets to total assets	2.62%	3.75%

Allowance for loan losses to nonperforming loans	43.27%	44.34%

Allowance for loan losses to nonperforming assets	24.32%	21.74%

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

The following table summarizes the Company’s TDRs and loan modifications (in thousands):

	September 30, 2014	December 31, 2013

Troubled Debt Restructured Loans:
Restructured loans still accruing	$6,680	$6,177
Restructured loans nonaccruing	3,215	4,482
Total restructured and modified loans	$9,895	$10,659

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. Based on the Company’s evaluation, and the continued overall improvement of the credit quality in the loan portfolio, a provision for loan losses was deemed not necessary for the first nine months of 2014. For the same nine month period last year, a provision for loan losses of $450,000 was charged against operating earnings. Approximately $376,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2014 compared to $3,000 at December 31, 2013.

At September 30, 2014, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine months ended September 30, 2014 and 2013 (amount in thousands, except financial ratios):

	2014	2013

Loans, net of unearned income	$186,598	$184,679

Average loans, net of unearned income and the allowance for loan losses	$180,669	$177,795

Allowance for loan losses at the beginning of period	$3,157	$3,509

Loans charged-off:
Commercial, financial, and agricultural	7	22
Real estate - loans	667	1,259
Installment loans to individuals	144	142
Total loans charged-off	818	1,423

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	30	26
Real estate - loans	144	503
Installment loans to individuals	41	51
Total loans recovered	215	580

Net loans charged-off	603	843

Additions to allowance for loan losses charged to operating expense	—	450

Allowance for loan losses at period end	$2,554	$3,116

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.33%	0.47%

Ratio of allowance for loan losses to loans, net of unearned income	1.37%	1.69%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	September 30, 2014		December 31, 2013
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$456	13%	$384	11%
Commercial Real Estate	1,674	65%	1,721	65%
Single-family Residential	207	17%	731	19%
Construction and Development	54	1%	126	2%
Consumer	163	4%	195	3%

Total allowance for loan losses	$2,554	100.00%	$3,157	100.00%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at September 30, 2014 increased by 3.3% or $10,979,000 to $347,941,000 compared to December 31, 2013. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits increased by $10,482,000, or 14.7% to $81,624,000 and interest-bearing deposits were flat, increasing by $497,000 to $266,317,000 for the nine month period ending September 30, 2014. On an average basis, noninterest-bearing deposits increased to $83,768,000, or by $9,781,000, for the first nine months of the year compared to $73,897,000 for the year ended December 31, 2013. Average interest-bearing deposits decreased by $1,200,000 to $269,634,000 for the first nine months of the year compared to $270,834,000 for the year ended December 31, 2013. At September 30, 2014, the Company’s cost of funds was approximately 0.23% compared to 0.26% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. At September 30, 2014 and December 31, 2013, the Company had $23,546,000 and $22,375,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with time deposits higher than the FDIC $250,000 insurance coverage limit.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2014	2013

NOW and money market accounts	$92,131	$92,793
Savings accounts	33,996	31,948
Time deposits of $100,000 or more	109,085	107,490
Other time deposits	31,105	33,589
	$266,317	$265,820

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of September 30, 2014 and December 31, 2013, total loans pledged as collateral to the FHLB was $33,781,000 and $33,186,000, respectively.

Maturity	Callable	Type	September 30, 2014		December 31, 2013
			(in thousands)

August 2026		(1)	—	$259	—	$273

Total Principal Outstanding				$259		$273

Weighted Average Rate at Period End			—%		—%

(1)	Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At September 30, 2014 the Company had a $81.3 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $0.3 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $17.5 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended September 30, 2014, net interest income decreased by $136,000 or 4.2% to $3,122,000 compared to $3,258,000 reported for the same period last year. Total interest income decreased $149,000 to $3,333,000, or 4.3%, compared to $3,482,000 for the same three month period in 2013. Interest income on loans declined $188,000 due to competitive pricing pressures resulting in lower lending rates. Interest income on investment securities increased by $32,000 primarily due to several discounted municipal securities that were called during the quarter, accelerating the interest income earned on these bonds. Total interest expense for the period decreased by $13,000 or 5.8% compared to the same three month period in 2013 as the Company continues to manage its funding cost and improve its deposit mix. At September 30, 2014, the Company’s cost of funds was approximately 0.23% compared to 0.26% for the same period last year.

On a year-to-date basis, net interest income declined by a nominal $25,000, or 0.3%, to $9,468,000 compared to $9,493,000 reported for the same period last year. Total interest income declined by $82,000, or 0.8%, to $10,102,000 compared to the same nine month period in 2013. Interest income on investment securities increased by $285,000 primarily due to the taxable investment portfolio having a higher average investment balance compared to the same nine months period in 2013. Also, due to the decreased prepayments in the Company’s mortgage-backed sector of its securities portfolio, investment yields on taxable investments increased by 39 basis points to 2.11 percent compared to the nine month period ended September 30, 2013. Total interest expense for the nine month period ended September 30, 2014, decreased by $57,000 or 8.2% compared to the same period in 2013 as the Company lowered its funding cost and improved its deposit mix.

At September 30, 2014, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.60% compared to 3.63% in the previous quarter end and 3.75% reported at September 30, 2013. The decrease in the net interest margin on a fully tax equivalent basis is due to the repricing of existing loans with lower interest rates due to competitive pressures, coupled with loans rolling off at higher-yielding rates to be replaced with lower-yielding loans due to the prolonged low interest rate environment. The Company continues to pursue opportunities to enhance its lending and is investing in the resources and lending associates to strengthen our efforts.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

In the first nine months of 2014, due to the continued improvement in the credit quality of the Company’s loan portfolio, a provision for loan losses was deemed not necessary. For the three and nine months period ended September 30, 2013, the Company charged against operating earnings a provision for loan losses of $175,000 and $450,000, respectively.

The allowance for loan losses was $2,554,000, $3,157,000, and $3,116,000 at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The allowance for loan losses was 43.28%, 44.34%, and 48.34% of nonperforming loans at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2014 the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $990,000 for the three month period ended September 30, 2014, a decrease of $69,000 or 6.5% compared with the same period last year. This decline is primarily due to service charges on deposits of $96,000 reported for the third quarter of 2013. The decline in service charges on deposits was partially offset by a $27,000 increase in other operating income for the period.

Year-to-date, noninterest income decreased by $515,000 or 14.7% to $2,980,000 compared to the same period last year. This decline is primarily due to gains on the sale of investments of $244,000 reported for during the first nine months of 2013. There were no gains on sale of investments in 2014. Service charges on deposits also declined for the nine month period by $252,000.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the third quarter of 2014 declined by $43,000 to $3,758,000 compared to $3,801,000 for the same quarter last year primarily due to a decrease in other operating expenses. Non-interest expense continues to be closely managed as salaries and employee benefits decreased by $12,000, net occupancy and equipment expense decreased $19,000, FDIC insurance expense decreased $55,000, and other operating expenses decreased $124,000. These reductions were partially off-set by an increase in net OREO expenses of $167,000 primarily due to the sales of OREO properties during the quarter.

For the nine month period ended September 30, 2014, noninterest expense decreased by $690,000 or 5.9%. OREO related expenses decreased by $213,000 to $582,000 from $795,000 for the same period last year. Due to improved credit quality the Company has foreclosed on fewer properties in 2014 and market values have stabilized resulting in lower write-downs on foreclosed properties. The Company continues its efforts to manage its core expenses by managing staffing levels to an optimal level and cutting unnecessary expenditures. Year-to-date, salaries and employee benefits decreased by $72,000, FDIC insurance expense decreased $162,000, and other operating expenses decreased $224,000.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2014. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2014.

	Cumulative amounts as of September 30, 2014
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$52,636	$—	$—	$—	$52,636
Certificates of deposit	—	350	—	—	350
Investments	10,178	504	59,149	60,541	130,372
Loans	28,958	22,629	92,456	40,001	184,044
Total interest-sensitive assets	$91,772	$23,483	$151,605	$100,542	$367,402

Interest-sensitive liabilities:
Deposits (a)	$157,514	$66,388	$42,415	$—	$266,317
Other borrowings	—	—	—	259	259
Total interest-sensitive liabilities	$157,514	$66,388	$42,415	$259	$266,576

Interest-sensitivity gap	$(65,742)	$(42,905)	$109,190	$100,283	$100,826

Cumulative interest-sensitivity gap	(65,742)	(108,647)	543	100,826	100,826

Cumulative interest-sensitivity gap to total interest-sensitive assets	(17.89)%	(29.57)%	0.15%	27.44%	27.44%

(a)	Savings, Now, and money market deposits totaling $126,127 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At September 30, 2014 the Company had a $80.0 million line of credit facility at the FHLB of which $20.3 million was committed consisting of advances of $0.3 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $17.5 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

CAPITAL RESOURCES

Stockholders’ equity increased $2,268,000 for the nine month period ended September 30, 2014 primarily due to an increase in other comprehensive income, net of income taxes, of $1,280,000. This increase is attributed to the volatility in interest rates and swings in credit spreads, and their impact on the fair value of the Company’s available for sale securities portfolio. Retained earnings also increased by $915,000 due to net income of $1,265,000, partially offset by $178,000 in preferred dividends paid to the U.S. Treasury and $172,000 in cash dividends paid to common stockholders.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 20%, 19% and 11% at September 30, 2014 and 19%, 18% and 11% at December 31, 2013. The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 to average assets were 19%, 18% and 11% at September 30, 2014 and 19%, 18% and 10% at December 31, 2013, respectively. At September 30, 2014, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ’‘well capitalized” under regulatory standards.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.      CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended September 30, 2014, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three and nine months ended September 30, 2014 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 14, 2014	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: November 14, 2014	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and Chief Financial Officer

Page 46 of 48