Form 10-K
period 2014-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2015-03-31
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐    Accelerated filer ☐    Non- accelerated filer (do not check if a smaller reporting company) ☐    Smaller reporting company ☒

The number of shares outstanding for each of the registrant’s classes of common stock as of March 27, 2015 was: 2,063,951 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $8.91 per share on June 30, 2014, was approximately $11,778,167.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Proxy Statement for 2015 Annual Meeting of Shareholders

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

The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see “Risk Factors” on page 19.

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

The Bank’s home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303. In addition to its home office, the Bank operated nine branch offices located in Atlanta, East Point, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama at December 31, 2014. The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Greene Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

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

Investments

As of December 31, 2014, investment securities comprised approximately 32% of the Bank’s assets, with loans (net of loan loss reserves) comprising 48% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, government-sponsored enterprises securities, general obligation municipals and other taxable securities.

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

Employees

As of December 31, 2014, the Bank had 104 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management; the Bank enjoys excellent relations with its employees.

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

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the DBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. Prior to enactment of the Dodd-Frank Act, the Bank and any other national or state-chartered bank were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, permitted branching across state lines through interstate mergers. However, interstate branching is now permitted for all national and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.

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

As of December 31, 2014, the Bank was considered well-capitalized.

A “well-capitalized” bank is one that exceeds all of its required capital requirements, which, prior to January 1, 2015, included maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Beginning on January 1, 2015, the capital requirements include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a common equity Tier 1 risk-based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices or has not adequately corrected a prior deficiency.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2014 was 0.62 cents per $100 of assessable deposits for all four quarters. The assessment rate has been dropped to 0.60 cents for the first quarter of 2015. These assessments will continue until the debt matures between 2017 and 2019.

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
10

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

Capital Requirements as of and Prior to December 31, 2014

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%. A bank that fails to meet the required minimum guidelines is classified as undercapitalized and is subject to operating and managerial restrictions. A bank that maintains a ratio of total capital to risk-weighted assets of 10% or more is classified as well capitalized. As of December 31, 2014, the Bank was “well capitalized.”

Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, noncontrolling interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally includes, among other things, perpetual preferred stock, qualifying mandatory convertible debt securities, qualifying subordinated debt, trust preferred securities not meeting the Tier 1 definition, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2014, the Company’s ratio of total capital to risk-weighted assets was 19% and our ratio of Tier 1 Capital to risk-weighted assets was 19%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2014, the Company’s leverage ratio was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Capital Requirements as of January 1, 2015

On July 2, 2013, the Federal Reserve Board of Governors approved a final rule implementing Basel III’s higher minimum capital requirements for most banking organizations. The FDIC followed suit approving the new regulatory capital requirements as an interim final rule.

The new capital rules include a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and require a minimum leverage ratio of 4%. The required minimum ratio to total capital to risk-weighted assets will remain 8%.

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

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year or if (i) the bank’s ratio of equity capital to adjusted total assets is less than 6%, or (ii) the bank’s adversely classified loans exceed 80% of its equity. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Additionally, an insured depository institution is also prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, it has been approved by a majority of the disinterested directors.

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

Financial Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. It required various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. These studies could potentially result in additional legislative or regulatory action.

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

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which became effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015.

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

At December 31, 2014, we had a total of $4,668,000 of OREO, reflecting a $2,736,000 decrease, or 37%, compared to 2013. This decrease in OREO is primarily due to sales and write-downs of OREO market valuations which exceeded additions to OREO in 2014. While we do not foresee it, the amount of OREO may increase in 2015. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise will increase. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

In response to the dramatic deterioration of the subprime, mortgage, credit, and liquidity markets and the resultant effect on the economy, the Federal Reserve has continued to reduce interest rates, which has reduced our net interest income and will likely continue to reduce this income for the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. Additionally, in 2015, we expect to have continued margin pressure given these historically low interest rates.

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

Market developments in the recent economic downturn have significantly depleted the FDIC’s Deposit Insurance Fund (“DIF”) and reduced its ratio of reserves to insured deposits. The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor. The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. There can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future. If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A downgrade in our regulatory condition could also cause our assessment to materially increase. During 2014, the Company expensed $329,000 in FDIC premiums.

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
25

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

We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the Troubled Assets Relief Program Community Development Capital Initiative. As of December 31, 2014, we had outstanding preferred stock issued to the Treasury totaling $11.8 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common stockholders. Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

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

The EESA, which was signed into law on October 3, 2008, was intended to alleviate the financial crisis affecting the U.S. banking system. A number of programs were developed and implemented under EESA. In addition, the Dodd-Frank Reform Act has overhauled many aspects of the regulation of the financial industry. These laws, however, may not have the intended effect, and as a result, the condition of the financial services industry could decline instead of improve. The failure of the EESA and the Dodd-Frank Reform Act to permanently improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

The Bank’s main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia, which is leased. As of December 31, 2014, in addition to its main office, the Bank also operated nine other branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 3065 Stone Mountain Street, Lithonia, Georgia, which is owned by the Bank; the office located at 3172 Macon Road, Columbus, Georgia, which is leased; the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. In the opinion of management, all of these properties are adequately insured.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $1.00 par value (“Common Stock”), is traded on the Over-The-Counter Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2013. The prices set forth below reflect only information that has come to management’s attention and do not include retail mark-ups, markdowns, or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid

Fiscal year ended December 31, 2014
March 31, 2014	$8.25	$6.15
June 30, 2014	$8.99	$7.33
September 30, 2014	$8.91	$8.10
December 31, 2014	$9.00	$8.40

Fiscal year ended December 31, 2013
March 31, 2013	$6.30	$3.81
June 30, 2013	$6.30	$5.25
September 30, 2013	$6.60	$5.21
December 31, 2013	$6.49	$5.40

As of March 27, 2015, there were approximately 1,185 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

The Company paid an annual cash dividend of $0.08 per share in 2014 and 2013. The Company’s dividend policy in the future will depend on the Bank’s earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See “Description of Business – Bank Regulation.”

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

Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part I of this report and include risks discussed in this section of the Annual Report and in other periodic reports that we file with the SEC. Those factors include: Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations; we could suffer loan losses from a decline in credit quality; if the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations; the amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations; future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Bank’s regulatory capital levels; additional growth or deterioration in the value of assets may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations; our access to additional short term funding to meet our liquidity needs is limited; changes in monetary policies may have an adverse effect on our business, financial condition and results of operations; our net interest income could be negatively affected by the Federal Reserve’s interest rate adjustments, as well as by competition in our market area; we are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability; the CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank; the Volcker Rule limits the permissible strategies for managing our investment portfolio; we may be required to pay significantly higher FDIC premiums or remit special assessments that could adversely affect our earnings; another economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows; as a community bank, we have different lending risks than larger banks’ competition from other financial institutions may adversely affect our profitability; our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects; the United States Department of the Treasury, as a holder of our preferred stock, has rights that are senior to those of our common stockholders; our agreement with the United States Department of the Treasury under the Troubled Assets Relief Program Community Development Capital Initiative (“TARP CDCI”) is subject to unilateral change by the Treasury, which could adversely affect our business, financial condition, and results of operations; our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future; the Emergency Economic Stabilization Act of 2008 (“EESA”), the Dodd-Frank Reform Act or other governmental actions may not stabilize the financial services industry; our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock; confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

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

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2014, 2013, or 2012.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2014, 2013 or 2012.

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

We believe that the allowance for loan losses at December 31, 2014 is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

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

	Years ended December 31,
	2014	2013	2012
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$12,529	$12,863	$14,478
Provision for loan losses	$75	$425	$2,400
Net income	$1,808	$1,349	$769
Net income available to common shareholders	$1,572	$1,112	$532
Per share data:
Net income per common share - basic	$0.73	$0.52	$0.25
Book value per common share	$17.49	$16.06	$17.60
Cash dividends paid per common share	$0.08	$0.08	$0.08
Balance sheet data:
Loans, net of unearned income	$191,038	$185,276	$190,998
Deposits	$340,889	$336,962	$340,593
Advances from Federal Home Loan Bank	$254	$273	$292
Total assets	$395,639	$387,733	$395,605
Average stockholders’ equity	$48,063	$47,773	$48,605
Average assets	$404,274	$398,063	$396,231
Ratios:
Net income available to common shareholders to average assets	0.39%	0.28%	0.13%
Net income available to common shareholders to average stockholders’ equity	3.27%	2.33%	1.09%
Dividend payout ratio per common share	10.93%	15.45%	31.81%
Average stockholders’ equity to average assets	11.89%	12.00%	12.27%

In 2014, the Company reported net income available to common shareholders of $1,572,000, a 41 percent increase over net income available to common shareholders of $1,112,000 reported in 2013, which represented a 109 percent increase over 2012 net income available to common shareholders. The year over year increase in 2014 net income available to common shareholders is attributed primarily to the successful implementation of the Company’s asset disposition plan started in 2012 which reduced the amount of nonperforming assets on the Company’s books and its negative impact on earnings. The provision for loan losses declined by 82 percent or $350,000 in 2014 due to continued improvement in credit quality. Also, other real estate owned related expenses decreased 20 percent or $227,000.

The Company is a participant in the U.S. Department of the Treasury TARP CPP program and paid preferred dividends of $237,000 in 2014, 2013, and 2012. Basic and diluted earnings per common share were $0.73 and $0.72 for the year ended December 31, 2014, respectively. Basic and diluted earnings per common share were $0.52 and $0.51 for 2013, respectively. For fiscal year 2012, both basic and diluted earnings per common share were $0.25 per share.

The Company has maintained its strong capital position during the financial crisis that has affected the banking system and financial markets. The ratio of average stockholders’ equity to average assets is one measure used to determine capital strength. The Company’s average stockholders’ equity to average assets ratio for 2014, 2013, and 2012 was 11.89%, 12.00% and 12.27%, respectively. The Company’s net income available to common shareholders to average stockholders’ equity (return on equity), was 3.27%, 2.33% and 1.09% in 2014, 2013 and 2012, respectively.

The following statistical information is provided for the Company for the years ended December 31, 2014, 2013 and 2012. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K. Some of the financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report (amounts in thousands).

	Average Balances	2014 Interest Income/ Expense	Yield/ Rate	Average Balances	2013 Interest Income/ Expense	Yield/ Rate	Average Balances	2012 Interest Income/ Expense	Yield/ Rate
Assets:

Interest-earning assets:
Loans, net (a)	$181,856	$9,864	5.42%	178,652	$10,487	5.87%	191,862	$12,082	6.30%
Investment securities:
Taxable	104,714	2,213	2.11%	104,531	1,912	1.83%	92,291	1,875	2.03%
Tax-exempt (b)	30,479	1,761	5.78%	35,314	1,924	5.45%	42,648	2,285	5.36%
Interest bearing deposits	50,229	123	0.24%	38,348	97	0.25%	28,536	65	0.23%
Total interest-earning assets	367,278	$13,961	3.80%	356,845	$14,420	4.04%	355,337	$16,307	4.59%

Other non-interest earning assets	36,996			41,218			40,894

Total Assets	$404,274			398,063			396,231

Liabilities and stockholders’ equity:

Interest bearing liabilities:

Deposits:
Interest bearing demand and savings	$128,107	$168	0.13%	124,003	$271	0.22%	125,372	$246	0.20%
Time	139,845	665	0.48%	146,831	632	0.43%	153,326	805	0.53%
Other borrowings	263	—	0.00%	419	1	0.24%	549	1	0.18%
Total interest bearing liabilities	$268,215	$833	0.31%	271,253	$904	0.33%	279,247	$1,052	0.38%

Other non-interest bearing liabilities	87,996			79,037			68,379
Stockholders’ equity (c)	48,063			47,773			48,605
Total liabilities and stockholders’ equity	$404,274			398,063			396,231

Excess of interest-earning assets over
Interest-bearing liabilities	$99,063			85,592			76,090

Ratio of interest-earning assets to
Interest-bearing liabilities	136.93%			131.55%			127.25%

Net interest income		$13,128			$13,516			$15,255

Net interest spread			3.49%			3.71%			4.21%

Net interest yield on interest earning assets			3.57%			3.79%			4.29%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are also included.

(b)	Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(c)	Includes voting and non-voting common stock and preferred stock
36

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2014, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2014	2013	(decrease)	Volume	Rate
Interest earned on:

Loans, net	$9,864	$10,487	$(623)	$181	$(804)
Taxable investment securities	2,213	1,912	301	4	297
Tax-exempt investment securities (b)	1,761	1,924	(163)	(271)	108

Interest bearing deposits	123	97	26	30	(4)
Total interest income	13,961	14,420	(459)	(56)	(403)

Interest paid on:

Savings & interest-bearing demand deposits	168	271	(103)	5	(108)
Time deposits	665	632	33	(34)	67
Other borrowed funds	—	1	(1)	—	(1)
Total interest expense	833	904	(71)	(29)	(42)

Net interest income	$13,128	$13,516	$(388)	$(27)	$(361)

(a)	The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)	Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.
37

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

Financial Condition

At December 31, 2014, the Company had total assets of $395,639,000 which represents an increase of $7,907,000 from last year. Total assets primarily consisted of $126,851,000 in investment securities and $188,739,000 in net loans representing 32 percent and 48 percent, respectively, of total assets at December 31, 2014. For the same period last year, investment securities and net loans represented 37 percent and 47 percent, respectively, of total assets.

Interest-bearing deposits with banks increased by $22,826,000 to $45,653,000 at December 31, 2014 compared to last year. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity position. Investment securities available for sale decreased $14,434,000 to $126,611,000 during the year. The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Average loans, net for the years ended December 31, 2014 and 2013 were $181,856,000 and $178,652,000, respectively. Loans, net outstanding at December 31, 2014 and 2013 were $188,739,000 and $182,119,000, respectively. This increase was primarily driven by an increase of commercial loans during the year, coupled with a decline in the allowance for loan losses. As with our industry, we are experiencing the impact of a challenging lending environment and competitive pricing pressures. However, we continue to cultivate new lending opportunities and invest in the resources needed to augment our lending operations to pursue quality and profitable loan growth.

Cash value of life insurance, a comprehensive compensation program for directors, and certain senior managers of the Company, increased $134,000 or 1 percent to $10,082,000 at December 31, 2014. The increase is attributed to the earnings on the premiums paid over the life of the insurance contract.

At December 31, 2014, other real estate owned decreased by $2,736,000 to $4,668,000 compared to the year-end of 2013. The decrease is due to sales of $3,411,000 and write-downs of $526,000 which exceeded the $1,201,000 in additions of foreclosed properties during 2014.

The Company’s liabilities at December 31, 2014 totaled $346,073,000 and consisted primarily of $340,889,000 in deposits. Average deposits for the years ended December 31, 2014 and 2013 were $351,489,000 and $ 344,732,000, respectively. Total deposits outstanding at December 31, 2014 and 2013 were $340,889,000 and $336,962,000, respectively. FHLB advances at December 31, 2014 totaled $254,000 compared to $273,000 at December 31, 2013.

At December 31, 2014, stockholders’ equity was $49,567,000, representing an increase of $3,259,000 over year-end 2013 primarily due to an increase of $1,752,000 in accumulated other comprehensive income (loss) as a result of the decreases in interest rates and their impact on the market value of the Company’s investments and the net income of $1,809,000 earned in 2014. As a result, book value per common share increased to $17.49 at December 31, 2014 compared to $16.06 at December 31, 2013.

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

The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2014	2013	2012
Available for Sale:	(amounts in thousands)

State, county, and municipal securities	29,693	34,802	39,864
Mortgage-backed securities	86,915	96,267	80,248
Corporate securities	10,003	9,976	9,754

Totals	$126,611	141,045	$129,866

	December 31,
	2014	2013	2012
Held to Maturity:	(amounts in thousands)

State, county, and municipal securities	$240	240	$1,356

Totals	$240	240	$1,356

Investment securities comprised approximately 32 percent and 37 percent of the Company’s assets at December 31, 2014 and 2013, respectively. The investment portfolio had a fair market value of $126,854,000 and an amortized cost of $125,835,000, resulting in a net unrealized gain of $1,019,000 at December 31, 2014. For the same period in 2013, the investment portfolio had a fair market value of $141,286,000 and an amortized cost of $142,924,000, resulting in a net unrealized loss of $1,638,000.

Total investments classified as available for sale had a fair value of $126,611,000 ($125,595,000 amortized cost) at December 31, 2014, compared to a fair value of $141,045,000 ($142,684,000 amortized cost) at December 31, 2013. Investments classified as held to maturity at December 31, 2014 had an amortized cost of $240,000 (estimated fair value of $243,000) and an amortized cost and estimated fair value of $240,000 at December 31, 2013.

The following table shows the contractual maturities of all investment securities at December 31, 2014 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Mortgage-backed securities are classified by their contractual maturity; however, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—%	$—	—%	$7,000,283	2.62%	$79,914,421	1.99%
State, county, and municipal securities	—	—%	4,512,725	6.01%	25,420,506	5.51%	—	—%
Corporate securities	2,007,740	1%	7,995,136	1.99%	—	—%	—	—%

Totals	$2,007,740		$12,507,861		$32,420,789		$79,914,421

Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investment is determined by the amount of outstanding advances at the FHLB, and at the FRB it is 6 percent of the par value of the bank’s common stock outstanding and paid-in-capital. These investments are carried at cost and decreased by $82,000 to $792,000 in 2014 compared to 2013.

Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan (amounts in thousands):

	December 31,
	2014	2013	2012	2011	2010

Commercial, financial, and agricultural	$33,308	$20,292	$23,510	$22,706	$6,348
Real estate - commerical	116,437	120,180	125,239	126,675	135,400
Real estate - residential	31,940	34,864	34,523	37,539	39,536
Real estate - construction	2,925	3,626	1,813	5,377	7,435
Installment	6,428	6,314	5,913	7,090	7,463
	191,038	185,276	190,998	199,387	196,182
Allowance for loan losses	2,299	3,157	3,509	3,956	4,188
	$188,739	$182,119	$187,489	$195,431	$191,994

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham. The largest component of loans in the Company’s loan portfolio is real estate mortgage loans.  At December 31, 2014 and 2013, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties, totaled $148.4 million and $155.0 million, respectively and represented 77.7 percent and 83.7 percent, respectively of gross loans outstanding.

The Company’s loans to area churches were approximately $41.9 million at December 31, 2014 and $40.9 million at 2013, respectively. Loans to local area convenience stores totaled approximately $7.3 million and $9.2 million in 2014 and 2013, respectively. The Company also has approximately $21.3 million and $25.7 million in loans to area hotels at December 31, 2014 and 2013, respectively. These loans are generally secured by real estate. The balance of churches, convenience stores, and hotel loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table sets forth certain information at December 31, 2014, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company’s loans (amounts in thousands):

	Due after
	One year	Between one	After
	or less	and five years	five years	Total

Commercial, financial, and agricultural	$5,138	$8,409	$19,761	$33,308
Real estate - commercial	38,439	70,462	7,536	116,437
Real estate - residential	7,159	5,364	19,417	31,940
Real estate - construction	2,806	119	—	2,925
Installment	3,116	3,063	249	6,428
	$56,658	$87,417	$46,963	$191,038

Loans due after one year:
Having predetermined interest rates				$97,125
Having floating interest rates				37,255
Total				$134,380

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

The U.S. economy continues to show signs of improvement which has had a positive impact on the Company’s nonperforming assets as nonperforming balances declined in all categories for the second consecutive year. At December 31, 2014, total nonperforming assets decreased by $5,661,000, or 39 percent to $8,863,000 compared to December 31, 2013, which declined by $4,466,000 or 24 percent compared to December 31, 2012. Nonperforming loans at December 31, 2014 were $4,195,000, a decrease of $2,925,000, or 41 percent, and OREO declined by $2,736,000, or 37 percent, from December 31, 2013.

OREO properties are actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. Loan charge-offs were recorded prior to or upon foreclosure to write down the collateral to fair value less estimated costs to sell. In 2014, the Company has charged-off $1,358,000 of nonperforming loans and written down foreclosed assets by $526,000 to their estimated fair value based on third party appraisal. In 2013, the Company charged-off $1,485,000 of nonperforming loans and wrote down foreclosed assets by $616,000.

At December 31, 2014, there was one loan greater than 90 past due and still accruing interest. There were no loans greater than 90 days past due and still accruing interest at December 31, 2013. In addition there were 41 and 45 loans restructured or otherwise impaired totaling $8,722,000 and $10,659,000 at December 31, 2014 and 2013, respectively. At December 31, 2014, 14 restructured loans totaling $2,883,000 and at December 31, 2013, 26 restructured loans totaling $4,482,000 are included in nonaccrual loans in the table below.

The Company is working aggressively to resolve and reduce nonperforming assets including restructuring loans, requesting additional collateral, demanding payment from guarantors, sale of the loans if possible, or foreclosure and sale of the collateral.

The table below presents a summary of the Company’s nonperforming assets:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands, except financial ratios)

Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$2,883	4,482	$3,941	$4,044	$2,757
Other nonaccrual loans	1,277	2,638	6,854	8,908	10,483
Past-due loans of 90 days or more	35	—	—	—	—
Nonperforming loans	4,195	7,120	10,795	12,952	13,240

Real estate acquired through foreclosure	4,668	7,404	8,195	10,076	9,110
Total nonperforming assets	$8,863	14,524	$18,990	$23,028	$22,350

Ratios:
Nonperforming loans to loans, net of unearned income	2.20%	3.84%	5.65%	6.50%	6.75%

Nonperforming assets to loans, net of unearned income and real estate acquired through foreclosure	4.53%	7.54%	9.53%	10.99%	10.89%

Nonperforming assets to total assets	2.24%	3.75%	4.80%	5.80%	5.76%

Allowance for loan losses to nonperforming loans	54.80%	44.34%	32.51%	30.54%	31.63%

Allowance for loan losses to nonperforming assets	25.94%	21.74%	18.48%	17.18%	18.74%

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

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months). At December 31, 2014 and December 31, 2013 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	December 31,

	2014	2013	2012	2011	2010
Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,839	$6,177	$6,258	$5,051	$7,042
Restructured loans nonaccruing	2,883	4,482	3,941	4,044	2,757
Total restructured and modified loans	$8,722	$10,659	$10,199	$9,095	$9,799

Troubled debt restructured loans that have performed in accordance with the restructured terms of the agreement for one year and for which an interest rate concession was not granted are removed from the TDR classification.

Potential Problem Loans

Potential problem loans include loans or industries about which management has become aware of information regarding possible credit issues for borrowers within that industry that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2014 and December 31, 2013, the Company had identified $11.2 million and $7.6 million, respectively, of potential problem loans through its internal review procedures.  The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. In 2014, based on the Company’s evaluation, a provision for loan losses of $75,000 was charged against operating earnings compared to $425,000 for the same period last year. The decrease in the provision for loan losses in 2014 relates to the continued overall improvement of the loan portfolio as evidenced by the decrease in nonperforming assets and nonperforming loans noted above. Foreclosures also decreased during the year totaling $1,201,000 for 2014 compared to $3,902,000 at for 2013.

The Company’s allowance for loan losses was approximately $2,299,000 or 1.20 percent of loans receivable, net of unearned income at December 31, 2014, and $3,157,000 or 1.70 percent of loans receivable, net of unearned income at December 31, 2013. Management believes that the allowance for loan losses at December 31, 2014 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

	December 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income	$191,038	185,276	$190,998	$199,387	$196,182

Average loans, net of unearned income, discounts and the allowance for loan losses	$181,856	178,652	$191,862	$192,080	$200,370

Allowance for loan losses at the beginning of period	$3,157	3,509	$3,956	$4,188	$4,094

Loans charged-off:
Commercial, financial, and agricultural	9	22	21	262	100
Real estate - loans	1,167	1,294	2,899	3,824	1,918
Installment loans to individuals	182	169	149	216	504
Total loans charged-off	1,358	1,485	3,069	4,302	2,522

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	52	41	33	29	4
Real estate - loans	314	607	114	60	29
Installment loans to individuals	59	60	75	98	118
Total loans recovered	425	708	222	187	151

Net loans charged-off	933	777	2,847	4,115	2,371

Additions to allowance for loan losses charged to operating expense	75	425	2,400	3,883	2,465

Allowance for loan losses at period end	$2,299	3,157	$3,509	$3,956	$4,188

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.51%	0.43%	1.48%	2.14%	1.18%

Ratio of allowance for loan losses to loans, net of unearned income	1.20%	1.70%	1.84%	1.98%	2.13%
47

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Commercial, financial, and agricultural	$415	17%	$384	11%	$433	12%	$394	11%	$365	3%
Commercial Real Estate	1,366	61%	1,721	65%	1,853	66%	2,206	64%	2,616	69%
Single-family Residential	254	17%	731	19%	803	18%	696	19%	376	20%
Construction and Development	72	2%	126	2%	177	1%	449	3%	290	4%
Consumer	192	3%	195	3%	243	3%	211	3%	541	4%

Total allowance for loan losses	$2,299	100%	$3,157	100%	$3,509	100%	$3,956	100%	$4,188	100%

Deposits

Deposits are the Company’s primary source of funding loan growth. Total deposits at December 31, 2014 increased by $3,926,000 or 1 percent, to $340,889,000. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Average noninterest-bearing deposits increased $9,639,000 or 13 percent, to $83,537,000 in 2014 compared to the $73,898,000 reported in 2013. Average interest-bearing deposits decreased by $2,882,000 to $267,952,000 in 2014 compared to 2013. As a result of the high level of core deposits, the bank maintained a net interest margin of 3.57 percent on a tax equivalent basis compared to 3.79 percent reported last year.

In addition, the Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD deposits greater than $250,000. At December 31, 2014 and 2013, the Company had $24,789,000 and $22,375,000 in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with CD deposits higher than the FDIC $250,000 insurance coverage.

The maturities of time deposits of $100,000 or more are presented below in thousands as of December 31, 2014:

3 months or less	$32,151
Over 3 months through 6 months	15,787
Over 6 months through 12 months	29,079
Over 12 months	31,092

Total	$108,109

For additional information about the Company’s deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2014, the Company’s average borrowed funds decreased by $156,000 to $263,000 from $419,000 in 2013. The average interest rate on other borrowings was zero percent in 2014 and 0.24 percent in 2013. Other borrowings consist of Federal Reserve Bank discount window borrowings, short-term borrowings and Federal Home Loan Bank (the “FHLB”) advances. The Bank had an average outstanding advance from the FHLB of $263,000 in 2014 and $364,000 in 2013. The maximum balance outstanding as of any month-end was $272,000 in 2014 and $10,282,000 in 2013. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 and multi-family mortgages and certain commercial real estate loans and investment securities.

For additional information regarding the Company’s other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

The following tables identify the Company’s aggregated information about contractual obligations and loan commitments at December 31, 2014.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total

FHLB advances	$—	$—	$—	$254,084	$254,084
Federal funds purchased	—	—	—	—	—
Operating leases	551,831	519,777	162,540	—	1,234,148
	$551,831	$519,777	$162,540	$254,084	$1,488,232

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total

Commitments to extend credit	$23,456,927	$1,553,883	$885,858	$936,354	$26,833,022
Commercial letters of credit	2,027,271	—	—	—	2,027,271
	$25,484,198	$1,553,883	$885,858	$936,354	$28,860,293

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At December 31, 2014, the Company has an $80.2 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $254,000 and a letter of credit to secure public deposits in the amount of $20 million. The Company also had $21.8 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

Capital Resources

Stockholders’ equity increased by $3,259,000 or 7 percent during 2014, primarily due to an increase of $1,752,000 in accumulated other comprehensive income (loss), net of taxes and the net income of $1,809,000 earned in 2014. This increase in accumulated other comprehensive income (loss), net of taxes is attributed to the markets’ treasury interest rates and swings in credit spreads, and their impact on the Company’s available for sale securities portfolio. Retained earnings increased by $1,400,000 due to a net income of $1,809,000 offset by a $237,000 preferred dividend paid to the Treasury and a $172,000 dividend paid to common stockholders. Net income increased by $460,000 to $1,809,000 compared to $1,349,000 in prior year.

The annual dividend payout rate was $0.08 per common share in 2014 and 2013. The dividend payout ratio was 11 percent and 15 percent for 2014 and 2013, respectively. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Because of our CDCI investment, we must receive the approval of Treasury before increasing our dividend above $0.08 per common share.

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders’ equity to average assets was 11.89 percent for 2014 and 12.00 percent in 2013.

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

At December 31, 2014, the Company’s ratio of total capital to risk-weighted assets was 19 percent, our ratio of Tier 1 Capital to risk-weighted assets was 19 percent, and our leverage ratio was 11 percent. The Company met all capital adequacy requirements to which it is subject and is considered to be “well capitalized” under regulatory standards.

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

Net interest income, on a fully tax-equivalent basis, accounted for 75 percent of total revenues on a fully tax-equivalent basis in 2014 and 2013. Net interest income, on a fully tax-equivalent basis, accounted for 72 percent of total revenues on a fully tax-equivalent basis in 2012. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, market rates of interest, and income tax rates. The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates strategies that are intended to implement objectives set forth in the asset/liability management policy to ensure it is properly positioned to react to changing interest rates and inflationary trends.

The following table represents the Company’s net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2014, 2013, 2012 (amount in thousands).

	Years ended December 31,
	2014	2013	2012

Interest Income	$13,362	$13,766	$15,530
Tax-equivalent adjustment	599	654	777

Interest income, tax-equivalent basis	13,961	14,420	16,307
Interest expense	(833)	(903)	(1,052)

Net interest income, tax equivalent basis	13,128	13,517	15,255

Provision for loan losses	(75)	(425)	(2,400)
Noninterest income	4,441	4,481	5,949
Noninterest expense	(14,952)	(15,721)	(18,159)

Income before income taxes	2,542	1,852	645

Income tax (expense) benefit	(134)	151	901
Tax-equivalent adjustment	(599)	(654)	(777)
Income tax benefit (expense), tax-equivalant basis	(733)	(503)	124

Net income	$1,809	$1,349	$769

Net interest income on a tax-equivalent basis decreased $389,000 in 2014 compared to a decrease of $1,738,000 in 2013. The relationship between the declining yields earned on interest earning assets in a low interest rate environment and the more gradual decline in interest expenses has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also be impacted by continued deterioration of assets resulting in further interest income adjustments. As a result, the Company’s net interest yield on a tax-equivalent basis in 2014 declined by 22 basis points to 3.57 percent from the 3.79 percent reported in 2013. The net interest yield on a tax-equivalent basis was 4.29 percent in 2012.

Total interest income on a tax equivalent basis decreased by $459,000 or 3 percent, in 2014 and $1,887,000, or 12 percent, in 2013. Overall, interest income continues to be negatively impacted by the continued low interest rate environment as yields on interest earning assets decreased to 3.80 percent in 2014 from 4.04 percent in 2013. Yields on interest earning assets were 4.59 percent in 2012.

Total interest expense on a tax equivalent basis decreased by $70,000, or 8 percent, in 2014 and $149,000 or 14 percent in 2013 due to the repricing of interest-bearing liabilities in a lower rate environment. In 2012, total interest expense on a tax equivalent basis decreased by $475,000 or 31 percent.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income decreased by $41,000, or 1 percent, to $4,440,000 in 2014 compared to $4,481,000 in 2013. The decrease is mainly due to several factors, a decline in gains realized on the sale of securities of $244,000 and a decline in service charges on deposits accounts of $326,000; offset by an increase in other non-interest income of $224,000 and the Bank Enterprise Award (BEA) in the amount of $355,000 the Company received in 2014. The Company did not receive the Bank Enterprise Award (BEA) in 2013.

Service charges on deposit accounts, the major component of noninterest income, decreased by $326,000 or 10 percent in 2014 and $62,000 or 2 percent in 2013. The decreases in service charges on deposit accounts are primarily due to a reduction in overdraft fees. In 2014, net overdraft fees totaled $1,622,000, a decrease of $255,000 compared to the same period last year. The decrease in overdraft fees on a year over year basis reflects the change in customer behavior from their increased awareness of overdraft fees and the opt-in requirement to participate in overdraft protection program required Regulation E. In 2013, net overdraft fees totaled $1,877,000, a decrease of $186,000 compared to 2012. Overdrafts fees, due to their nature, fluctuate monthly based on the short-term loan needs of the customers.

In 2014, the Company had no realized gains or loss on the sale of securities. The Company had realized gains on the sale of securities of $244,000 and $681,000 in 2013 and 2012, respectively. As part of its asset/liability and tax strategies, the Company will reposition its investment portfolio to manage its duration, its sensitivity to changing interest rates, deferred taxes and to improve liquidity.

In 2014, the Company received $355,000 from the BEA Program for its increased lending, investment, and service activities within economically distressed communities. The Company did not receive the BEA funding in 2013 and received $415,000 in 2012.

Other operating income increased by $224,000, or 44 percent compared to 2013. This increase is primarily due to a nonrecurring income item as the Company received $203,000 in life insurance proceeds. In 2013, other operating income decreased by $546,000 or 51 percent, due to the nonrecurring income items in 2012 as the Company received $290,000 in life insurance proceeds and recovered $181,000 in legal expenses related to a settlement of a defaulted loan.

Provision for Loan Losses

Provision for loan losses declined by $350,000 or 82.4% to $75,000 in 2014 compared to 2013. The decline is primarily due to continued improvement in the credit quality of the Company’s loan portfolio as the overall economic conditions continues to improve which has had a positive impact on our core loan customers’ ability to meet their credit obligations.

The allowance for loan losses was $2,299,000 and $3,157,000 at December 31, 2014 and 2013, respectively. The allowance for loan losses to nonperforming loans was 54.80% and 44.34% at December 31, 2014 and 2013, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At December 31, 2014 the Company considered its allowance for loan losses to be adequate.

Noninterest Expense

Noninterest expense decreased by $769,000, or 5 percent, in 2014 compared to 2013 primarily due to a decrease in OREO related expenses of $227,000, FDIC insurance premiums $204,000 and professional fees of $254,000. In 2013, noninterest expense decreased by $2,438,000, or 13 percent, compared to 2012 primarily due to a decrease in OREO related expenses of $2,289,000. Also, in 2013, salaries and employee benefits, and occupancy and equipment expenses decreased by $185,000 and $47,000, respectively.

Salaries and employee benefits expense were flat decreasing by $37,000, or less than 1 percent, in 2014. In 2013, salaries and employee benefits expense decreased by $185,000, or 3 percent, due to lower full-time employees (“FTE”) during the year.

Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company’s premises and equipment. Occupancy and equipment expenses decreased by $47,000, or 2 percent, to $2,081,000 in 2014 compared to 2013, and also decreased by $47,000 in 2013 to $2,127,000 compared to 2012.

Other real estate related expenses decreased $227,000, or 20 percent, to $894,000 compared to 2014. In 2013, other real estate related expenses decreased $2,289,000, or 67 percent, to $1,121,000 compared to 2012. In 2012, the Company implemented a strategy to accelerate the disposition of its OREO and other problem assets. The higher OREO related expenses of $3,410,000 in 2012 were directly related to this strategy. Write-downs of OREO were $526,000, $616,000, and $2,467,000 in 2014, 2013, and 2012, respectively. The Company realized a loss of $89,000 on the sale of foreclosed properties in 2014 compared to losses of $56,000 in 2013, and $637,000 in 2012.

Income Taxes

The Company recorded a tax expense of $134,000 and a tax benefit of $151,000 and $901,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The effective tax rate as a percentage of pretax income in 2014 was 7 percent. The effective tax rate as a percentage of pretax income in 2013 was a benefit of 13 percent and as a percentage of pretax loss was a benefit of 681 percent in 2012. The statutory federal rate was 34 percent during 2014, 2013 and 2012. The decrease in the effective tax rate in 2014 was primarily due to tax-exempt interest income from investment securities and life insurance policies. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

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

The following financial statements, notes thereon, and report of independent registered public accountant firm are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The responses to this Item are included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, under the headings “Election of Directors,” “Executive Officers,” “Beneficial Ownership of Common Stock,” “Information About the Board and its Committees” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

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

The responses to this Item are included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders under the heading “Executive Compensation” and “Election of Directors” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this item are included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders under the heading “Beneficial Ownership of Common Stock” and are incorporated herein by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2014.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	49,277 shares	$10.47	266,309 shares
Equity compensation plans not approved by security holders	None	$ —	None
Total	49,277 shares	$10.47	266,309 shares

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders under the heading “Certain Transactions” and “Director Independence” and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to the Company’s independent accountants is set forth in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders under the heading “Accounting Matters” and are incorporated herein by reference.

Citizens Bancshares Corporation and Subsidiary

Consolidated Financial Statements as of
December 31, 2014 and 2013 and for Each of the
Three Years in the Period Ended December 31, 2014

citizens bancshares corporation and subsidiarY

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012	F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013, and 2012	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012	F-7-F-8

Notes to Consolidated Financial Statements	F-9-F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Citizens Bancshares Corporation

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U. S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 31, 2015

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

ASSETS	2014	2013

Cash and due from banks, including reserve requirements of $320,000 and $286,000 at December 31, 2014 and 2013, respectively	$2,757,515	$6,339,676
Interest-bearing deposits with banks	45,652,555	22,826,995
Certificates of deposit	350,000	350,000
Investment securities available for sale, at fair value (amortized cost of $125,594,822 and $142,683,895 at December 31, 2014 and 2013, respectively)	126,610,811	141,045,282
Investment securities held to maturity, at cost (estimated fair value of $243,118 and $240,420 at December 31, 2014 and 2013, respectively)	240,000	240,000
Other investments	792,150	873,850
Loans receivable—net	188,739,072	182,118,539
Premises and equipment—net	6,395,433	6,589,164
Cash surrender value of life insurance	10,082,081	9,948,016
Other real estate owned	4,668,152	7,404,437
Other assets	9,351,480	9,996,714
	$395,639,249	$387,732,673

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$83,817,581	$71,141,732
Interest-bearing deposits	257,071,169	265,820,556
Total deposits	340,888,750	336,962,288

Accrued expenses and other liabilities	4,929,870	4,189,514
Advances from Federal Home Loan Bank	254,084	273,079
Total liabilities	346,072,704	341,424,881

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding at December 31, 2014 and 2013	7,462,000	7,462,000
Series C, 4,379 shares issued and outstanding at December 31, 2014 and 2013	4,379,000	4,379,000
Common stock - $1 par value; 20,000,000 shares authorized;
2,303,228 and 2,292,728 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,303,228	2,292,728
Nonvoting common stock - $1 par value; 5,000,000 shares authorized;
90,000 shares issued and outstanding at December 31, 2014 and 2013	90,000	90,000
Nonvested restricted common stock	(106,850)	(16,229)
Additional paid-in capital	8,119,451	7,932,710
Retained earnings	28,530,676	27,130,582
Treasury stock, at cost, 235,938 shares at December 31, 2014 and 2013	(1,881,551)	(1,881,551)
Accumulated other comprehensive income (loss), net of income taxes	670,591	(1,081,448)
Total stockholders’ equity	49,566,545	46,307,792
	$395,639,249	$387,732,673

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	2014	2013	2012

Interest income:
Loans, including fees	$9,864,368	$10,487,067	$12,081,649
Investment securities:
Taxable	2,173,588	1,874,286	1,836,547
Tax-exempt	1,161,907	1,270,082	1,507,882
Dividends	39,582	37,771	38,481
Interest-bearing deposits	122,998	96,753	65,113
Total interest income	13,362,443	13,765,959	15,529,672

Interest expense:
Deposits	833,359	902,663	1,050,460
Other borrowings	30	604	1,070
Total interest expense	833,389	903,267	1,051,530
Net interest income	12,529,054	12,862,692	14,478,142
Provision for loan losses	75,000	425,000	2,400,000
Net interest income after provision for loan losses	12,454,054	12,437,692	12,078,142
Noninterest income:
Service charges on deposits	2,830,989	3,157,140	3,219,457
Gains on sales of securities	—	243,882	681,327
Bank owned life insurance	304,082	328,634	342,395
ATM surcharges	211,845	237,045	230,584
Grant income	355,000	—	415,000
Other operating income	738,495	514,418	1,060,098
Total noninterest income	4,440,411	4,481,119	5,948,861

Noninterest expense:
Salaries and employee benefits	6,467,504	6,504,634	6,689,215
Occupancy and equipment	2,080,517	2,127,026	2,174,356
Other real estate owned, net	893,948	1,120,540	3,409,890
Other operating expenses	5,510,175	5,968,644	5,885,789
Total noninterest expense	14,952,144	15,720,844	18,159,250
Income (loss) before income tax expense (benefit)	1,942,321	1,197,967	(132,247)
Income tax expense (benefit)	133,663	(150,806)	(901,070)
Net income	1,808,658	1,348,773	768,823
Preferred dividends	236,820	236,820	236,820
Net income available to common stockholders	$1,571,838	$1,111,953	$532,003
Net income per common share—basic	$0.73	$0.52	$0.25
Net income per common share—diluted	$0.72	$0.51	$0.25
Weighted average outstanding shares:
Basic	2,166,818	2,152,780	2,157,732
Diluted	2,186,393	2,165,610	2,165,396

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Net Income	$1,808,658	$1,348,773	$768,823

Other Comprehensive Income (Loss)

Unrealized holding gain (loss) on investment securities available for sale, net of tax of $902,563 for 2014, $(1,874,103) for 2013 and $279,575 for 2012	1,752,039	(3,637,965)	542,705
Reclassification adjustment for holding gains included in net income, net of tax of $0 for 2014, $82,920 for 2013, and $231,651 for 2012	—	(160,962)	(449,676)

Other Comprehensive Income (Loss)	1,752,039	(3,798,927)	93,029

Total Comprehensive Income (Loss)	$3,560,697	$(2,450,154)	$861,852

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

												Accumulated
							Non-Vested	Additional				Other
					Nonvoting		Restricted	Paid-in	Retained			Comprehensive
	Preferred Stock		Common Stock		Common Stock		Stock	Capital	Earnings	Treasury Stock		Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount

Balance—December 31, 2011	11,841	$11,841,000	2,237,357	$2,237,357	90,000	$90,000	$(85,788)	$7,808,860	$25,827,612	(219,072)	$(1,810,313)	$2,624,450	$48,533,178

Net income	—	—	—	—	—	—	—	—	768,823	—	—	—	768,823
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	93,029	93,029
Nonvested restricted stock	—	—	—	—	—	—	28,988	110,074	—	—	—	—	139,062
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1453)	(9815)	—	(9,815)
Issuance of common stock	—	—	13,007	13,007	—	—	—	22,883	—	—	—	—	35,890
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(169,242)	—	—	—	(169,242)

Balance—December 31, 2012	11,841	11,841,000	2,250,364	2,250,364	90,000	90,000	(56,800)	7,941,817	26,190,373	(220,525)	(1,820,128)	2,717,479	$49,154,105

Net income	—	—	—	—	—	—	—	—	1,348,773	—	—	—	1,348,773
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(3,798,927)	(3,798,927)
Nonvested restricted stock	—	—	—	—	—	—	40,571	(147,400)	—	—	—	—	(106,829)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(15,413)	(61,423)	—	(61,423)
Issuance of common stock	—	—	42,364	42,364	—	—	—	138,293	—	—	—	—	180,657
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(171,744)	—	—	—	(171,744)

Balance—December 31, 2013	11,841	$11,841,000	2,292,728	$2,292,728	90,000	$90,000	($16,229)	$7,932,710	$27,130,582	(235,938)	$(1,881,551)	($1,081,448)	$46,307,792

Net income	—	—	—	—	—	—	—	—	1,808,658	—	—	—	1,808,658
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,752,039	1,752,039
Nonvested restricted stock	—	—	—	—	—	—	(90,621)	82,457	—	—	—	—	(8,164)
Issuance of common stock	—	—	10,500	10,500	—	—	—	104,284	—	—	—	—	114,784
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(171,744)	—	—	—	(171,744)

Balance—December 31, 2014	11,841	$11,841,000	2,303,228	$2,303,228	90,000	$90,000	($106,850)	$8,119,451	$28,530,676	(235,938)	$(1,881,551)	$670,591	$49,566,545

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

OPERATING ACTIVITIES:
Net income	$1,808,658	$1,348,773	$768,823
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	75,000	425,000	2,400,000
Depreciation	547,150	615,694	660,440
Amortization and accretion—net	974,875	1,342,645	1,438,549
Provision (benefit) for deferred income taxes	(143,267)	1,433,220	(830,384)
Gains on sales of securities	—	(243,882)	(681,327)
Loss on sale of other real estate owned	89,116	56,143	636,690
Restricted stock based compensation plan	(8,164)	(106,829)	139,062
Decrease (increase) in carrying value of other real estate owned	526,128	615,839	2,467,252
Increase in cash surrender value of life insurance	185,960	—	—
Changes in assets and liabilities, net of acquisition:
Change in other assets	(906,007)	493,770	1,874,192
Change in accrued expenses and other liabilities	740,356	(1,375,971)	279,591

Net cash provided by operating activities	3,889,805	4,604,402	9,152,888

INVESTING ACTIVITIES:
Net change in certificates of deposit	—	(250,000)	—
Proceeds from the sales, maturities and paydowns of securities available for sale	21,483,938	30,233,702	39,953,870
Proceeds from the maturities and paydowns of securities held to maturity	—	1,119,150	1,941,274
Purchases of securities available for sale	(4,856,383)	(47,766,287)	(45,717,236)
Net change in other investments	81,700	121,600	316,400
Net change in loans	(7,937,597)	1,085,325	874,155
Purchases of premises and equipment	(353,419)	(248,719)	(388,416)
Proceeds from sale of other real estate owned	3,321,668	4,020,124	3,437,498

Net cash provided by (used in) investing activities	11,739,907	(11,685,105)	417,545

Continued

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

FINANCING ACTIVITIES:
Net change in deposits	$3,926,462	$(3,631,155)	$(2,437,380)
Net decrease in Federal Home Loan Bank advances	(18,995)	(18,618)	(18,250)
Common stock dividend paid	(171,744)	(171,744)	(169,242)
Preferred stock dividend paid	(236,820)	(236,820)	(236,820)
Net purchase of treasury stock	—	(61,423)	(9,815)
Proceeds from issuance of common stock	114,784	180,657	35,890

Net cash provided by (used in) financing activities	3,613,687	(3,939,103)	(2,835,617)

Net change in cash and cash equivalents	19,243,399	(11,019,806)	6,734,816

CASH AND CASH EQUIVALENTS
Beginning of year	29,166,671	40,186,477	33,451,661

End of year	$48,410,070	$29,166,671	$40,186,477

Supplemental disclosures of cash paid during the year for:
Interest	$874,690	$939,420	$1,130,336
Income taxes	—	26,000	27,615

Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	1,200,627	3,901,588	4,660,558
Change in unrealized gain (loss) on investment securities available for sale—net of tax	1,752,039	(3,798,927)	93,029

The accompanying notes are an integral part of these consolidated financial statements.

citizens bancshares corporation and subsidiarY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2014

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

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks and federal funds sold. The Federal Reserve Bank (the “FRB”) requires the Company to maintain a required cash reserve balance on deposit with the FRB, based on the Company’s daily average balance with the FRB. This reserve requirement represents 3% of the Company’s daily average demand deposit balance between $13.3 million and $89.0 million and 10% of the Company’s daily average demand deposit balance above $89.0 million. The required reserve was satisfied by the Company’s vault cash.

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

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). The Company had no investment securities classified as trading securities during 2014, 2013, or 2012.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts are presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2014, 2013 or 2012.

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

Other Real Estate Owned—Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings. Transactions in other real estate owned for the years ended December 31, 2014 and 2013 are summarized below:

	Years Ended December 31,
	2014	2013

Balance—beginning of year	$7,404,437	$8,194,955
Additions	1,200,627	3,901,588
Sales	(3,410,784)	(4,076,267)
Write downs	(526,128)	(615,839)

Balance—end of year	$4,668,152	$7,404,437

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

The following table presents information about our intangible assets:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$3,303,427	$2,713,529	$3,303,427	$2,241,611

The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2014	2013	2012

Aggregate amortization expense of core deposit intangibles	$471,918	$471,918	$471,918

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:

2015	$471,918
2016	$117,980
2017 and thereafter	$—

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

There were no options granted in 2014, 2013, and 2012.

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

In 2013, 13,500 nonvested restricted shares of common stock were issued to certain officers and the Chief Executive Officer (CEO) at a grant price of $6.30. The 2013 restricted common stock will vest 100% (Cliff vesting) on January 1, 2016.

In 2014, 11,885 nonvested restricted shares of common stock were issued to certain officers and the Chief Executive Officer (CEO) at a grant price of $8.85. These restricted common stock shares will vest 100% (Cliff vesting) on January 1, 2017. In addition, 11,450 nonvested shares of common stock were issued to the Chief Executive Officer (CEO) at a grant price of $8.04 as a bonus. These restricted common stock shares will vest 100% (Cliff vesting) on March 23, 2016 and transferability is subject to TARP regulations pertaining to repayment of TARP funding in 25 percent increments.

Recently Issued Accounting Standards—In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendment prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2014 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2.	INVESTMENT SECURITIES

Investment securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2014:
State, county, and municipal securities	$28,179,407	$1,513,824	$—	$29,693,231
Mortgage-backed securities	87,548,174	436,580	1,070,052	$86,914,702
Corporate securities	9,867,241	135,637	—	10,002,878
Totals	$125,594,822	$2,086,041	$1,070,052	$126,610,811

At December 31, 2013:
State, county, and municipal securities	$33,734,814	$1,096,801	$29,827	$34,801,788
Mortgage-backed securities	99,142,665	347,751	3,223,142	96,267,274
Corporate securities	9,806,416	179,876	10,072	9,976,220
Totals	$142,683,895	$1,624,428	$3,263,041	$141,045,282

Investment securities held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2014:

State, county, and municipal securities	$240,000	$3,118	$—	$243,118

At December 31, 2013:

State, county, and municipal securities	$240,000	$420	$—	$240,420

The amortized costs and fair values of investment securities at December 31, 2014, by contractual maturity, are shown below. Mortgage-backed securities are classified by their contractual maturity, however, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$2,000,000	$2,007,740
Due after one year through five years	240,000	243,118	11,977,826	12,267,861
Due after five years through ten years	—	—	30,985,459	32,420,789
Due after ten years	—	—	80,631,537	79,914,421
	$240,000	$243,118	$125,594,822	$126,610,811

There were no securities sold in 2014. Proceeds from the sale of securities were $2,268,000 and $7,967,000 in 2013, and 2012, respectively. Gross realized gains on sales of securities were $243,882 and $681,327 in 2013, and 2012, respectively. There were no gross realized losses on sales of securities in 2013 and 2012.

Investment securities with carrying values of approximately $99,299,000 and $102,728,000 at December 31, 2014 and 2013, respectively, were pledged to secure public funds on deposit and for other purposes as required by law, FHLB advances and a $21.8 million line of credit at the Federal Reserve Bank discount window.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2014 and December 31, 2013. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

At December 31, 2014:
Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$—	$—	$—	$—	$—	$—

Mortgage-backed securities	15,383,833	(151,511)	40,642,844	(918,541)	56,026,677	(1,070,052)

Corporate securities	—	—	—	—	—	—
Total	$15,383,833	$(151,511)	$40,642,844	$(918,541)	$56,026,677	$(1,070,052)

There were no held to maturity securities in an unrealized loss position at December 31, 2014 or 2013.

At December 31, 2013:
Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$2,774,777	$(29,827)	$—	$—	$2,774,777	$(29,827)

Mortgage-backed securities	68,419,947	(2,907,234)	5,135,792	(315,908)	73,555,739	(3,223,142)

Corporate securities	1,989,928	(10,072)	—	—	1,989,928	(10,072)
Total	$73,184,652	$(2,947,133)	$5,135,792	$(315,908)	$78,320,444	$(3,263,041)

Securities classified as available for sale are recorded at fair market value and held to maturity securities are recorded at amortized cost. At December 31, 2014 and 2013, the Company had twenty-one and three investment securities, respectively, that were in an unrealized loss position for more than 12 months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (amounts in thousands):

	December 31,
	2014	2013

Commercial, financial, and agricultural	$33,308	$20,292
Commercial Real Estate	116,437	120,180
Single-Family Residential	31,940	34,864
Construction and Development	2,925	3,626
Consumer	6,428	6,314
	191,038	185,276

Allowance for loan losses	2,299	3,157

Loans receivable-net	$188,739	$182,119

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

•	The Company’s loans to area churches were approximately $41.9 million and $40.9 million at December 31, 2014 and 2013, respectively, which are generally secured by real estate.

•	The Company’s loans to area convenience stores were approximately $7.3 million and $9.2 million at December 31, 2014 and 2013, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels were approximately $21.3 million and $25.7 million at December 31, 2014 and 2013, respectively, which are generally secured by real estate.
F-18

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Year Ended December, 2014
		Commercial	Single-family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total

Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	(12)	27	(129)	69	120	75
Loans charged-off	(9)	(562)	(468)	(137)	(182)	(1,358)
Recoveries on loans charged-off	52	180	120	14	59	425
Ending Balance	$415	$1,366	$254	$72	$192	$2,299

	For the Year Ended December, 2013

		Commercial	Single-family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total

Beginning balance	$433	$1,853	$803	$177	$243	$3,509
Provision for loan losses	(68)	127	361	(56)	61	425
Loans charged-off	(22)	(710)	(554)	(30)	(169)	(1,485)
Recoveries on loans charged-off	41	451	121	35	60	708
Ending Balance	$384	$1,721	$731	$126	$195	$3,157

	For the Year Ended December, 2012

		Commercial	Single-family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total

Beginning balance	$394	$2,206	$696	$449	$211	$3,956
Provision for loan losses	27	1,761	646	(140)	106	2,400
Loans charged-off	(21)	(2,138)	(625)	(136)	(149)	(3,069)
Recoveries on loans charged-off	33	24	86	4	75	222
Ending Balance	$433	$1,853	$803	$177	$243	$3,509

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off.

In determining our allowance for loan losses, we regularly review loans for specific reserves based on the appropriate impairment assessment methodology. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2014 and 2013, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. General reserves are determined using historical loss trends measured over a rolling four quarter average for consumer loans, and a three year average loss factor for commercial loans which is applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code. For commercial loans, the general reserves are calculated by applying the appropriate historical loss factor to the loan pool. Impaired loans greater than a minimum threshold established by management are excluded from this analysis.   The sum of all such amounts determines our total allowance for loan losses.

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At December 31, 2014
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Allowance for loan losses:
Specific Reserves:
Impaired loans	$—	$91	$51	$—	$—	$142
Total specific reserves	—	91	51	—	—	142
General reserves	415	1,275	203	72	192	2,157
Total	$415	$1,366	$254	$72	$192	$2,299

Loans outstanding:
Loans individually evaluated for impairment	$—	$9,787	$280	$219	$—	$10,286
Loans collectively evaluated for impairment	33,308	106,650	31,660	2,706	6,428	180,752
Total	$33,308	$116,437	$31,940	$2,925	$6,428	$191,038

	At December 31, 2013
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Allowance for loan losses:
Specific Reserves:
Impaired loans	$—	$3	$—	$—	$—	$3
Total specific reserves	—	3	—	—	—	3
General reserves	384	1,718	731	126	195	3,154
Total	$384	$1,721	$731	$126	$195	$3,157

Loans outstanding:
Loans individually evaluated for impairment	$—	$10,705	$360	$—	$—	$11,065
Loans collectively evaluated for impairment	20,292	109,475	34,504	3,626	6,314	174,211
Total	$20,292	$120,180	$34,864	$3,626	$6,314	$185,276

The following table presents impaired loans by class of loan (in thousands):

	At December 31, 2014
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance

	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	102	102	51	178	178	86	35
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	81	81	81	8,014	7,457	7,575	717
Non-owner occupied	—	—	—	2,388	2,154	2,228	165
Multi-family	95	95	10	—	—	97	69
Construction and Development:							.
Construction	—	—	—	356	219	292	30
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$278	$278	$142	$10,936	$10,008	$10,278	$1,016

	At December 31, 2013
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance

	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$231	$231	$231	$—
HELOC’s and equity	—	—	—	129	129	128	2
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	—	—	10,300	7,968	8,049	534
Non-owner occupied	—	—	—	2,924	2,407	2,516	108
Multi-family	386	330	3	—	—	359	28
Construction and Development:
Construction	—	—	—	—	—	—	—
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$386	$330	$3	$13,584	$10,735	$11,283	$672
F-21

The following table is an aging analysis of our loan portfolio (in thousands):

	At December 31, 2014
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total		Loans	and
	Due	Due	Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$2,273	$1,190	$1,036	$4,499	$19,960	$24,459	$35	$1,513
HELOC’s and equity	60	550	184	794	6,687	7,481	—	286
Commercial:
Secured	—	187	—	187	28,232	28,419	—	—
Unsecured	—	—	—	—	4,889	4,889	—	—
Commercial Real Estate:
Owner occupied	767	—	228	995	59,065	60,060	—	1,222
Non-owner occupied	1,429	588	84	2,101	42,425	44,526	—	1,026
Multi-family	35	327	95	457	11,394	11,851	—	95
Construction and Development:
Construction	—	—	—	—	2,759	2,759	—	—
Improved Land	103	—	—	103	63	166	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	6	22	18	46	6,382	6,428	—	18
Total	$4,673	$2,864	$1,645	$9,182	$181,856	$191,038	$35	$4,160

	At December 31, 2013
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total		Loans	and
	Due	Due	Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$1,778	$360	$1,840	$3,978	$22,348	$26,326	$—	$3,334
HELOC’s and equity	444	19	466	929	7,609	8,538	—	821
Commercial:
Secured	125	—	2	127	14,906	15,033	—	2
Unsecured	—	—	—	—	5,259	5,259	—	—
Commercial Real Estate:
Owner occupied	715	753	81	1,549	60,090	61,639	—	1,038
Non-owner occupied	38	199	286	523	43,287	43,810	—	1,550
Multi-family	747	—	—	747	13,984	14,731	—	330
Construction and Development:
Construction	477	—	—	477	2,542	3,019	—	—
Improved Land	—	—	—	—	242	242	—	—
Unimproved Land	—	—	—	—	365	365	—	—
Consumer and Other	6	30	45	81	6,233	6,314	—	45
Total	$4,330	$1,361	$2,720	$8,411	$176,865	$185,276	$—	$7,120

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

The following table presents our loan portfolio by risk rating (in thousands):

	At December 31, 2014

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$24,459	$22,168	$—	$2,291	$—
HELOC’s and equity	7,481	6,346	557	476	102
Commercial, financial, and agricultural:
Secured	28,419	28,419	—	—	—
Unsecured	4,889	4,889	—	—	—
Commercial Real Estate:
Owner occupied	60,060	50,603	4,673	4,702	82
Non-owner occupied	44,526	37,750	4,805	1,971	—
Multi-family	11,851	10,353	1,368	130	—
Construction and Development:
Construction	2,759	2,540	—	219	—
Improved Land	166	127	39	—	—
Unimproved Land	—	—	—	—	—
Consumer	6,428	6,392	5	13	18
Total	$191,038	$169,587	$11,447	$9,802	$202

	At December 31, 2013

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$26,326	$24,126	$—	$2,200	$—
HELOC’s and equity	8,538	7,686	22	728	102
Commercial, financial, and agricultural:
Secured	15,033	15,009	—	24	—
Unsecured	5,259	5,259	—	—	—
Commercial Real Estate:
Owner occupied	61,639	50,921	5,929	4,789	—
Non-owner occupied	43,810	40,482	819	2,509	—
Multi-family	14,731	13,704	647	380	—
Construction and Development:
Construction	3,019	3,019	—	—	—
Improved Land	242	197	—	45	—
Unimproved Land	365	—	—	365	—
Consumer	6,314	6,224	—	90	—
Total	$185,276	$166,627	$7,417	$11,130	$102

The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. As of December 31, 2014, the Company did not identify any loans as TDRs under the amended guidance for which the loan was previously measured under a general allowance methodology.

During the year ended December 31, 2014, the Bank modified 2 loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on both loans (dollar in thousands).

	December 31, 2014

		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings
Residential:
HELOC’s and equity	2	$90	$94
Total	2	$90	$94

During the year ended December 31, 2013, the Bank modified 11 loans that were considered to be troubled debt restructurings. We extended the terms on 4 loans and decreased the interest rate on 7 loans (dollar in thousands).

	December 31, 2013

		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings
Residential:
HELOC’s and equity	5	$339	$340
Commercial Real Estate:
Owner occupied	3	408	414
Non-owner occupied	3	766	740
Total	11	$1,513	$1,494

During 2013, one loan that had previously been restructured within the previous twelve months was in default. There were no loans in default that had been restructured within the previous twelve months during 2014.

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

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2014	2013

Land	$2,250,250	$2,250,250
Buildings and improvements	7,692,420	7,672,526
Furniture and equipment	9,435,255	9,101,730
	19,377,925	19,024,506
Less accumulated depreciation	12,982,492	12,435,342

	$6,395,433	$6,589,164

Depreciation expense amounted to $547,000, $616,000 and $660,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

5.	DEPOSITS

The following is a summary of interest-bearing deposits:

	December 31,
	2014	2013

NOW and money market accounts	$84,620,492	$92,793,796
Savings accounts	33,555,840	31,947,780
Time deposits of $100,000 or more	108,109,124	107,489,990
Other time deposits	30,785,713	33,588,990

	$257,071,169	$265,820,556

The Company participates in the Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. The Company had $24,789,000 and $22,375,000 in CDARS deposits at December 31, 2014 and 2013, respectively.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $47,478,000 and $40,603,000 as at December 31, 2014 and 2013, respectively.

At December 31, 2014, maturities of time deposits are approximately as follows:

2015	$97,895,217
2016	9,610,112
2017	20,173,085
2018	10,165,195
2019 and thereafter	1,051,228
$138,894,837
F-27

6.	OTHER BORROWINGS

Federal Home Loan Bank Advances—In August 2006, the Company received an Affordable Housing Program Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2014 and 2013 had a remaining balance of approximately $254,000 and $273,000, respectively. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 family mortgages, and certain commercial real estate loans and investment securities. As of December 31, 2014 and 2013, total loans pledged as collateral were $31,727,000 and $33,186,000, respectively.

As of December 31, 2014 and 2013, maturities of the Company’s Federal Home Loan Bank Advances are approximately as follows:

			December 31,
Maturity		Rate	2014	2013

August-2026	(1)	N/A	$254,084	$273,079

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At December 31, 2014, the Company has an $80.2 million line of credit facility at the FHLB of which $20.3 million was outstanding consisting of an advance of $254,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $21.8 million of borrowing capacity at the Federal Reserve Bank discount window.

7.	INCOME TAXES

The components of income tax expense consist of:

	2014	2013	2012

Current tax expense (benefit)	$(33,783)	$49,090	$(86,388)
Deferred tax expense (benefit)	167,446	(199,896)	(814,682)

Total income tax (benefit)	$133,663	$(150,806)	$(901,070)

Income tax expense for the years ended December 31, 2014, 2013, and 2012 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2014	2013	2012

Income tax expense (benefit) at statutory rate	$660,389	$407,309	$(44,963)
Tax-exempt interest income—net of disallowed interest expense	(390,986)	(515,458)	(593,130)
Cash surrender value of life insurance income	(172,759)	(111,736)	(205,634)
Other—net	37,019	69,079	(57,343)

Income tax (benefit)	$133,663	$(150,806)	$(901,070)

In 2014, the valuation allowance increased by $8,554.

The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2014	2013
Deferred tax assets:
Net operating losses and credits	$3,344,993	$3,249,677
Loans, principally due to difference in allowance for loan losses and deferred loan fees	564,662	826,499
Nonaccrual loan interest	44,495	55,364
Postretirement benefit accrual, deferred compensation	1,116,664	1,140,791
Net unrealized loss on securities available for sale	—	557,165
Other real estate owned	547,857	610,821
Other	704,429	685,120
Gross deferred tax asset	6,323,100	7,125,437
Valuation allowance	(176,778)	(168,234)

Total deferred tax assets	6,146,322	6,957,203

Deferred tax liabilities:
Net unrealized gain on securities available for sale	345,400	—
Purchased loan discount	—	34,209
Premises and equipment	138,158	165,493
Other	96,491	121,217

Total deferred tax liabilities	580,049	320,919

Net deferred tax assets	$5,566,273	$6,636,284

The Company has, at December 31, 2014, net operating loss carryforwards of $7,187,494 for federal income tax purposes and $5,486,988 for state income tax purposes, which begin to expire in the year 2016. The Company also has certain state income tax credits of $422,111 at December 31, 2014 which begins to expire in the year 2015. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will not be realized; thus, a $176,778 valuation allowance has been provided against state tax carry forwards totaling $4,464,096.

Tax returns for 2011 and subsequent years are subject to examination by taxing authorities.

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

Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $89,000, $96,000 and $98,000, respectively, in expenses related to this plan. The Bank previously had Post Retirement Benefit Plans that provide retirement benefits to certain officers, board members, certain former officers and former board members. The Bank also has a Life Insurance Endorsement Method Split Dollar Plan (“Split Dollar Life Insurance Plan”) for the same participants which provide death benefits for their designated beneficiaries through an endorsement of a portion of the death benefit otherwise payable to the Bank. Under the Post Retirement Benefit and Split Dollar Life Insurance Plans (“The Plans”), the Board purchased life insurance contracts on certain participants. During 2008, the Bank discontinued participation in The Plans and converted certain key officers and active board members into a defined Supplemental Retirement Benefit Plans (“SERP”) and certain key officers into a Life Insurance Bonus Plan. Certain other participants were paid-out with eight participants remaining in The Plans.

The increase in cash surrender value for the contracts on those participants remaining in the Post Retirement Benefit Plan, less the Bank’s premiums, constitutes the Bank’s contribution to the Post Retirement Benefit Plans each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the Post Retirement Benefit Plan. At December 31, 2014 and 2013, the cash surrender value of these insurance contracts was $10,082,000 and $9,948,000, respectively.

During 2009, the Company converted the Post Retirement Benefit Plan for its key officers and active Board members into the SERP. For the SERP and the Post Retirement Benefit Plans, the Company recognized $165,000, $336,000, and $365,000 in 2014, 2013 and 2012, respectively, in noninterest expenses. The Company recognized $304,000, $329,000, and $342,000 in 2014, 2013 and 2012, respectively, in noninterest income related to the insurance contracts. Upon completion of the conversion, most key officers and active Board members participating in the Split Dollar Life Insurance Plan surrendered their interest in the death benefit portion of the plan. In exchange for relinquishing the postretirement death benefit, the Company implemented a Life Insurance Bonus Plan (“The Bonus Plan”) for most key officers to provide death benefits for their designated beneficiaries. The Company pays the participating officers an annual compensation amount to pay the annual premiums on the insurance policies. The Company incurred $46,000 in 2014 and 2013, respectively, and $65,000 in 2012 for expenses related to the Bonus Plan.

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

	Approximate
	Contractual Amount
	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$26,833,000	$26,313,000
Commercial letters of credit	2,027,000	2,125,000

Leases—The Company leases its main office and a branch location. The main office lease commenced on October 26, 2006 and has a 10 year term. The lease requires monthly payments starting at $29,466 for the first year, increasing 3% per year thereafter. The lease is renewable at the bank’s option for one five year term. The branch lease commenced on June 1, 2007 and has a 7 year term. The lease requires monthly payments of $5,500 for four years and monthly lease payments of $6,000 for three years. The lease is renewable at the bank’s option for two five year terms. In October 2013, the Company exercised its first option to renew the branch lease for five years. The renewed lease requires monthly payments of $6,300 for three years and monthly lease payments of $6,772 for two years commencing on June 1, 2014. As of December 31, 2014, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2015	$551,831
2016	440,869
2017	78,908
2018	81,270
2019 and Thereafter	81,270

$1,234,148

Rent expense in 2014, 2013, and 2012 was approximately $550,000, $542,000, and $523,000, respectively.

Legal—During 2007, legal fees were awarded to the plaintiff and the Company is required to pay $200,000 related to a case brought to conclusion in 2006 in which a $100,000 judgment was levied against the Company. The Company accrued for these losses in the respective year of the judgments. On March 14, 2008, the Court of Appeals of Georgia reversed the trial court and granted the Company a new trial on the compensatory damages. During August 2013, a bench trial was held on the compensatory damages. On June 11, 2014, the Court rendered a decision in favor of the plaintiff in the amount of $109,400. On July 10, 2014, the Court issued a judgment for legal fees in the amount of $200,000 which had been accrued at December 31, 2014 and 2013. Negotiations of any interest due are ongoing. Other than that discussed above, the Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s Consolidated Financial Statements.

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

A summary of the status of the Company’s stock options as of December 31, 2014, 2013, and 2012, and changes during the years ended on those dates is presented below:

	2014				2013			2012
			Weighted				Weighted
		Weighted	Average			Weighted	Average		Weighted
		Average	Remaining	Aggregate		Average	Remaining		Average
		Exercise	Contractual	Intrinsic		Exercise	Contractual		Exercise
	Shares	Price	Life	Value	Shares	Price	Life	Shares	Price

Outstanding—beginning of year	49,277	$10.47	3.18		89,877	$10.58	3.97	103,553	$10.20

Granted	—	—			—	—		—	—

Exercised	—	—			—	—		—	—

Expired/Terminated	—	—			(40,600)	10.71		(13,676)	7.74

Outstanding—end of year	49,277	$10.47	2.18	$5,775	49,277	$10.47	3.18	89,877	$10.58

Options exercisable at year-end	49,277	$10.47	2.18	$5,775	49,277	$10.47	3.18	89,877	$10.58

Shares available for grant	266,309				266,309			229,209

There was no compensation cost recognized during 2014, 2013, and 2012.

11.	NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. Options that are potentially dilutive are deemed not to be dilutive for 2014, 2013 and 2012 due to the exercise price of all options being greater than the average market price of the Company’s stock during those years. As of December 31, 2014 and 2013, there were 49,277 potentially dilutive options outstanding. As of December 31, 2012, there were 89,877 potentially dilutive options outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2014, 2013, and 2012.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2014

Basic earnings per share available to common stockholders	$1,571,838	2,166,818	$0.73
Nonvested restricted stock grant	—	19,575	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,571,838	2,186,393	$0.72

Year ended December 31, 2013

Basic earnings per share available to common stockholders	$1,111,953	2,152,780	$0.52
Nonvested restricted stock grant	—	12,830	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,111,953	2,165,610	$0.51

Year ended December 31, 2012

Basic earnings per share available to common stockholders	$532,003	2,157,732	$0.25
Nonvested restricted stock grant	—	7,664	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$532,003	2,165,396	$0.25

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management determines the amount of the impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. There were no financial liabilities measured at fair value for the periods being reported (in thousands):

	Fair Value Measurements at December 31, 2014
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,693	$—	$29,693	$—
Mortgage-backed securities	86,915	—	86,915	—
Corporate securities	10,003	—	10,003	—
	126,611		126,611

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,696	$—	$—	$9,696
Single-family Residential	229	—	—	229
Construction & Development	219	—	—	219
Other real estate owned	4,668	—	—	4,668
	14,812			14,812

	Fair Value Measurements at December 31, 2013
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$34,802	$—	$34,802	$—
Mortgage-backed securities	96,267	—	96,267	—
Corporate securities	9,976	—	9,976	—
	141,045		141,045

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$10,702	$—	$—	$10,702
Single-family Residential	360	—	—	360
Other real estate owned	7,404	—	—	7,404
	18,466			18,466

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

Commercial Real Estate	$9,696	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$229	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$219	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$4,668	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 (in thousands):

	December 31, 2014
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,758	$2,758	$2,758	$—	$—
Interest-bearing deposits with banks	45,653	45,653	45,653	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	126,851	126,854	—	126,854	—
Other investments	792	792	792	—	—
Loans-net	188,739	188,195	—	—	188,195
Cash surrender value of life insurance	10,082	10,082	10,082	—	—

Financial liabilities:
Deposits	$340,889	$341,719	$201,994	$139,725	$—
Advances from Federal Home Loan Bank	254	254	—	254	—

	Notional	Estimated
	Amount	Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$26,883	$—
Commercial letters of credit	2,027	—
F-37

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2013 are as follows (in thousands):

	December 31, 2013
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$6,340	$6,340	$6,340	$—	$—
Interest-bearing deposits with banks	22,827	22,827	22,827	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	141,285	141,285	—	141,285	—
Other investments	874	874	874	—	—
Loans-net	182,119	183,150	—	—	183,150
Cash surrender value of life insurance	9,948	9,948	9,948	—	—

Financial liabilities:
Deposits	$336,962	$337,768	$195,884	$141,884	$—
Advances from Federal Home Loan Bank	273	273	—	273	—

	Notional Amount	Estimated Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$26,313	$—
Commercial letters of credit	2,125	—

13.	STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014

Total capital (to risk weighted assets):
Consolidated	$45,943	19%	$18,854	8%	N/A	N/A
Bank	45,500	19%	18,822	8%	$23,527	10%

Tier I capital (to risk weighted assets):
Consolidated	43,644	19%	9,427	4%	N/A	N/A
Bank	43,201	18%	9,411	4%	14,116	6%

Tier I capital (to average assets):
Consolidated	43,644	11%	15,779	4%	N/A	N/A
Bank	43,201	11%	15,763	4%	19,704	5%

As of December 31, 2013

Total capital (to risk weighted assets):
Consolidated	$44,601	19%	$18,768	8%	N/A	N/A
Bank	44,376	19%	18,779	8%	$23,473	10%

Tier I capital (to risk weighted assets):
Consolidated	41,665	18%	9,384	4%	N/A	N/A
Bank	41,441	18%	9,389	4%	14,084	6%

Tier I capital (to average assets):
Consolidated	41,665	11%	15,600	4%	N/A	N/A
Bank	41,441	11%	15,634	4%	19,543	5%

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

The Company paid dividends of $172,000 on its common stock in 2014 and 2013, respectively. The annual dividend payout rate was $0.08 per common share in 2014 and 2013. In addition, the Company paid cash dividends totaling $237,000 in 2014 and 2013, respectively, on its preferred stock issued to the Treasury.

Basel III—The ultimate impact of the Basel III rules on the Company and the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. We believe that the final rule will not have a material impact on our regulatory capital ratios, business, financial condition, results of operations and cash flows.

14.	RELATED-PARTY TRANSACTIONS

Certain of the Company’s directors, officers, principal stockholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2014 and 2013. Some of the Company’s directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2014 and 2013.

All outstanding loans and other transactions with the Company’s directors, officers, and principal shareholders were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, when made, did not involve more than the normal risk of collectability or present other unfavorable features.

The following table summarizes the activity in these loans during 2014 and 2013:

	Years Ended December 31,
	2014	2013

Balance at beginning of year	$14,522,184	$11,799,716
New loans	2,841,922	6,517,864
Repayments	(5,392,794)	(3,795,396)

Balance—end of year	$11,971,312	$14,522,184

Deposits by directors, executive officers of the Company, the Bank, and associates of such persons, totaled $5,645,426 and $6,294,099 at December 31, 2014 and 2013, respectively.

15.	SUPPLEMENTARY INCOME STATEMENT INFORMATION

Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2014	2013	2012

Professional services—legal	$309,411	$438,208	$457,422
Professional services—other	598,451	723,505	537,527
Stationery and supplies	144,702	200,116	229,104
Data processing	695,863	664,240	623,156
Telephone	284,260	305,279	307,374
FDIC insurance premium	329,000	533,447	652,515
Amortization of core deposit intangible	471,918	471,918	471,918
Security and protection expense	394,980	389,614	420,707
Advertising and Marketing	126,082	154,389	132,700
Other benefit expenses	165,276	336,066	365,409
Other miscellaneous expenses	1,990,232	1,751,862	1,687,957

	$5,510,175	$5,968,644	$5,885,789

16.	CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31,	December 31,
	2014	2013
Balance Sheets
Assets:
Cash	$119,075	$9,837
Investment in Bank	49,123,228	46,083,430
Other assets	400,698	321,609

	$49,643,001	$46,414,876
Liabilities and stockholders’ equity:
Total liabilities	$76,456	$107,084
Stockholders’ equity	49,566,545	46,307,792

	$49,643,001	$46,414,876
F-41

	For the Years Ended December 31,
	2014	2013	2012
Statements of Income

Dividends from subsidiary	$671,000	$500,000	$—
Other revenue	3,426	—	3,113
Total revenue	674,426	500,000	3,113

Total expenses	232,616	291,771	412,512

Income (loss) before income tax benefit and equity in undistributed earnings of the subsidiary	441,810	208,229	(409,399)

Income tax benefit	79,089	92,356	143,314

Income (loss) before equity in undistributed earnings of the subsidiary	520,899	300,585	(266,085)

Equity in undistributed earnings of the subsidiary	1,287,759	1,048,188	1,034,908

Net income	$1,808,658	$1,348,773	$768,823

	Years Ended December 31,
	2014	2013	2012
Statements of Cash Flows

Cash flows from operating activities—
Net income	$1,808,658	$1,348,773	$768,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of the subsidiary	(1,287,759)	(1,048,188)	(1,034,908)
Restricted stock based compensation plan	(8,164)	(106,829)	139,062
Change in other assets	(79,089)	(92,357)	(143,313)
Change in other liabilities	(30,628)	(6,398)	86,636
Net cash provided by (used in) operating activities	403,018	95,001	(183,700)

Cash flows from financing activities:
Common stock dividend paid	(171,744)	(171,744)	(169,242)
Preferred stock dividend paid	(236,820)	(236,820)	(236,820)
Net purchase of treasury stock	—	(61,423)	(9,815)
Proceeds from issuance of common stock	114,784	180,657	35,890
Net cash used in financing activities	(293,780)	(289,330)	(379,987)

Net change in cash	109,238	(194,329)	(563,687)

Cash:
Beginning of year	9,837	204,166	767,853
End of year	$119,075	$9,837	$204,166

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$—	$26,000	$27,615

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the Company’s quarterly financial data for the years ended December 31, 2014 and 2013 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014

Interest Income	$3,376	$3,387	$3,333	$3,266
Interest expense	212	211	211	199
Net Interest income	3,164	3,176	3,122	3,067

Provision for loan losses	—	—	—	75
Non-interest income	979	1,017	990	1,454
Non-interest expense	3,644	3,623	3,758	3,927
Income before income taxes	499	570	354	519

Income tax expense (benefit)	83	97	(22)	(24)

Net income	416	473	376	543

Preferred dividends	59	59	59	59

Net income available to common stockholders	$357	$414	$317	$484

Net income per common share - basic	$0.17	$0.19	$0.15	$0.22

Net income per common share - diluted	$0.16	$0.19	$0.15	$0.22

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013

Interest Income	$3,273	$3,429	$3,482	$3,582
Interest expense	235	232	224	212
Net Interest income	3,038	3,197	3,258	3,370

Provision for loan losses	225	50	175	(25)
Non-interest income	1,237	1,199	1,059	986
Non-interest expense	3,813	4,101	3,801	4,006
Income before income taxes	237	245	341	375

Income tax expense (benefit)	(35)	(26)	11	(101)

Net income (loss)	272	271	330	476

Preferred dividends	59	59	59	60

Net income available to common stockholders	$213	$212	$271	$416

Net income per common share - basic	$0.10	$0.10	$0.13	$0.19

Net income per common share - diluted	$0.10	$0.10	$0.13	$0.18
F-44

18.	SUBSEQUENT EVENTS

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The list of all financial statements is included at Item 8.

(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)	Exhibit List

Exhibit Number	Exhibit

3.1	The Articles of Incorporation.(1)

3.2	Amendment to the Articles of Incorporation.(2)

3.3	Bylaws.(3)

3.4	Amendment to the Bylaws.

4.1	Instruments Defining the Rights of Security Holders.(4)

10.1*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(5)

10.2*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(5)

10.3*	Citizens Bancshares Corporation 2009 Long-Term Incentive Plan (6)

10.4*	Employment Agreement Dated August 12, 2013 between Cynthia N. Day and Citizens Bancshares Corporation(7)

10.5*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation (8)

10.6*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation (9)

10.7*	Change in Control Agreement by and between Fred Daniels and Citizens Bancshares Corporation (10)

10.8*	Director Supplemental Executive Retirement Plan (11)

10.9*	Senior Officer Supplemental Executive Retirement Plan (12)

10.10*	Supplemental Executive Retirement Plan Joinder Agreement for Cynthia N. Day (13)

10.11*	Supplemental Executive Retirement Plan Joinder Agreement for Samuel J. Cox (14)

10.12*	First Amendment to Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation. (15)
61

Exhibit Number	Exhibit

10.13*	First Amendment to Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation. (16)

10.14	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury. (17)

10.15	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, regarding the American Recovery and Reinvestment Act of 2009. (18)

10.16	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, pursuant to Section 113(d)(3) of the Emergency Economic Stabilization Act of 2008. (19)

10.17	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury. (20)

10.18	Form of Waiver. (21)

10.19	Letter Agreement, dated August 13, 2010, including Exchange Agreement – Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury. (22)

10.20	Form of Waiver. (23)

10.21	Letter Agreement, dated September 17, 2010, including Securities Purchase Agreement – Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury. (24)

10.22	Form of Waiver. (25)

10.23	TARP Recipient Principal Executive Officer and Principal Financial Officer Certification for Fiscal Year Other than the First Year

21.1	List of subsidiaries. (26)

23.1	Consent of Report of Independent Registered Public Accountant Firm

24.1	Power of Attorney (appears on the signature page of this Annual Report on Form 10-K)

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
62

Exhibit Number	Exhibit

32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files (27)

* Compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit of same number in the Company’s Form 10-QSB for the quarter ending September 30, 2001.
(2)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Form 8-K dated March 6, 2009, Exhibit 3.1 of the Company’s Form 8-K dated August 12, 2010, and Exhibit 3.1 of the Company’s Form 8-K dated September 16, 2010.
(3)	Incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form 10, File No. 0-14535.
(4)	See the Articles of Incorporation of the Company at Exhibit 3.1 and 3.2 hereto and the Bylaws of the Company at Exhibit 3.3 hereto.
(5)	Incorporated by reference to Exhibit of same number in the Company’s 2000 Form 10-KSB.
(6)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
(7)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated August 12, 2013.
(8)	Incorporated by reference to Exhibit 10.8 in the Company’s Form 10-K for the year ended December 31, 2006.
(9)	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10-K for the year ended December 31, 2006.
(10)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated December 31, 2013.
(11)	Incorporated by reference to Exhibit of 10.11 in the Company’s Form 10-K for the year ended December 31, 2007.
(12)	Incorporated by reference to Exhibit of 10.12 in the Company’s Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 7, 2008.
(14)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 7, 2008.
63

(15)	Incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 30, 2008.
(16)	Incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 30, 2008.
(17)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 6, 2009.
(18)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 6, 2009.
(19)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 6, 2009.
(20)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 6, 2009.
(21)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated March 6, 2009.
(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2010.
(23)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 12, 2010.
(24)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 16, 2010.
(25)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 16, 2010.
(26)	The Company has only one subsidiary, Citizens Trust Bank.
(27)	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(b)	The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

(c)	Financial Statement Schedules: The financial statement schedules are either included in the financial statements or are not applicable.
64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: March 31, 2015

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

Signature	Title	Date

/s/ Ray Robinson	Chairman of the Board	March 31, 2015
Ray Robinson

/s/ Robert L. Brown	Director	March 31, 2015
Robert L. Brown

/s/ Stephen Elmore	Director	March 31, 2015
Stephen Elmore

/s/ C. David Moody	Director	March 31, 2015
C. David Moody

/s/ Donald Ratajczak	Director	March 31, 2015
Donald Ratajczak

/s/ H. Jerome Russell	Director	March 31, 2015
H. Jerome Russell

/s/ James E. Williams	Director	March 31, 2015
James E. Williams

/s/ Cynthia N. Day	Director, President and Chief	March 31, 2015
Cynthia N. Day	Executive Officer*

/s/ Samuel J. Cox	Senior Vice President and	March 31, 2015
Samuel J. Cox	Chief Financial Officer**

*	Principal executive officer
**	Principal accounting and financial officer
66