Form 10-Q
period 2015-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2015-05-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,063,951 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on May 13, 2015.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 AND DECEMBER 31, 2014

(In thousands, except share data)

ASSETS	2015	2014
	(Unaudited)
Cash and due from banks	$2,995	$2,758
Interest-bearing deposits with banks	56,427	45,653
Certificates of deposit	350	350
Investment securities available for sale, at fair value	116,111	126,611
Investment securities held to maturity, at cost	240	240
Other investments	799	792
Loans receivable, net	191,525	188,739
Premises and equipment, net	6,337	6,395
Cash surrender value of life insurance	10,135	10,082
Other Real Estate Owned	4,382	4,668
Other assets	9,288	9,351

Total assets	$398,589	$395,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$86,052	$83,818
Interest-bearing deposits	257,211	257,071

Total deposits	343,263	340,889

Accrued expenses and other liabilities	4,710	4,930
Advances from Federal Home Loan Bank	249	254

Total liabilities	348,222	346,073

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,303,228 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,303	2,303
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(77)	(107)
Additional paid-in capital	8,119	8,119
Retained earnings	28,901	28,532
Treasury stock at cost, 235,938 shares at March 31, 2015 and December 31, 2014, respectively	(1,882)	(1,882)
Accumulated other comprehensive income, net of income taxes	1,072	670

Total stockholders’ equity	50,367	49,566

	$398,589	$395,639

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$2,403	$2,477
Investment securities:
Taxable	507	584
Tax-exempt	235	295
Interest-bearing deposits	29	20
Total interest income	3,174	3,376

Interest expense:
Deposits	184	212
Total interest expense	184	212

Net interest income	2,990	3,164

Provision for loan losses	75	—

Net interest income after provision for loan losses	2,915	3,164

Noninterest income:
Service charges on deposits	668	703
Gain on sales of securities	191	—
Other operating income	305	276

Total noninterest income	1,164	979

Noninterest expense:
Salaries and employee benefits	1,676	1,536
Net occupancy and equipment	501	543
Amortization of core deposit intangible	118	118
FDIC insurance	93	77
Other real estate owned, net	19	231
Other operating expenses	1,151	1,139

Total noninterest expense	3,558	3,644

Income before income taxes	521	499

Income tax expense	93	83

Net income	$428	$416
Preferred dividends	59	59

Net income available to common shareholders	$369	$357

Net income per common share - basic	$0.17	$0.17

Net income per common share - diluted	$0.17	$0.16

Weighted average common outstanding shares - basic	2,194	2,161

Weighted average common outstanding shares - diluted	2,210	2,171

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net Income	$428	$416

Other Comprehensive Income:

Unrealized holding gain on investment securities available for sale, net of tax of $270 for 2015 and $421 for 2014	528	819

Reclassification adjustment for holding gains included in net income, net of tax of $65 and $ - for 2015 and 2014, respectively	(126)	—

Other Comprehensive Income	$402	$819

Total Comprehensive Income	$830	$1,235

See notes to condensed consolidated financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited - In thousands)

												Accumulated
	Preferred				Nonvoting		Nonvested	Additional				Other
	Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2013	12	$11,841	2,293	$2,293	90	$90	$(16)	$7,933	$27,131	(236)	$(1,882)	$(1,082)	$46,308

Net income	—	—	—	—	—	—	—	—	416	—	—	—	416
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	819	819
Nonvested restricted stock	—	—	—	—	—	—	12	—	—	—	—	—	12
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)
Balance—March 31, 2014	12	$11,841	2,293	$2,293	90	$90	$(4)	$7,933	$27,488	(236)	$(1,882)	$(263)	$47,496

Balance—December 31, 2014	12	$11,841	2,303	$2,303	90	$90	$(107)	$8,119	$28,532	(236)	$(1,882)	$670	$49,566

Net income	—	—	—	—	—	—	—	—	428	—	—	—	428
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	402	402
Nonvested restricted stock	—	—	—	—	—	—	30	—	—	—	—	—	30
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)
Balance—March 31, 2015	12	$11,841	2,303	$2,303	90	$90	$(77)	$8,119	$28,901	(236)	$(1,882)	$1,072	$50,367

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands)

	2015	2014
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$428	$416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	—
Depreciation	137	137
Amortization and accretion, net	243	216
Provision (benefit) for deferred income tax	(91)	77
Gains on sale of assets and investments, net	(191)	—
Restricted stock based compensation plan	30	12
Decrease in carrying value of other real estate owned	3	206
Net gain on sale of other real estate owned	(12)	(60)
Decrease (increase) in cash surrender value of life insurance	(53)	—
Change in other assets	(170)	(763)
Change in accrued expenses and other liabilities	(220)	43

Net cash provided by operating activities	179	284

INVESTING ACTIVITIES:
Proceeds from sales, maturities, and paydowns of investment securities available for sale	11,192	4,109
Purchases of investment securities available for sale	—	(200)
Net change in other investments	(7)	—
Net change in loans receivable	(2,968)	3,802
Proceeds from the sale of other real estate owned	383	917
Purchases of premises and equipment, net	(78)	(32)

Net cash provided by investing activities	8,522	8,596

FINANCING ACTIVITIES:
Net change in deposits	2,374	11,228
Net change in advances from Federal Home Loan Bank	(5)	(5)
Dividends paid - preferred	(59)	(59)
Net cash provided by financing activities	2,310	11,164

Net change in cash and cash equivalents	11,011	20,044

Cash and cash equivalents, beginning of period	48,411	29,167

Cash and cash equivalents at end of period	$59,422	$49,211

Supplemental disclosures of cash paid during the period for:
Interest	$197	$264

Income taxes	$20	$—

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$88	410
Change in unrealized gain on investment securities available for sale, net of taxes	$402	$819

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014. The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2015 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2015 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company has followed those policies in preparing this report. Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

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

Recently Issued Accounting Standards

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016 and interim periods within annual reporting periods beginning after December 15, 2018. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$26,823	$1,569	$—	$28,392
Mortgage-backed securities	77,782	466	532	77,716
Corporate securities	9,882	121	—	10,003
Totals	$114,487	$2,156	$532	$116,111

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$28,179	$1,514	$—	$29,693
Mortgage-backed securities	87,548	437	1,070	86,915
Corporate securities	9,867	136	—	10,003
Totals	$125,594	$2,087	$1,070	$126,611

Investment securities held to maturity are summarized as follows (in thousands):

At March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$240	$4	$—	$244

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$240	$3	$—	$243

The amortized costs and fair values of investment securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$4,200	$4,215
Due after one year through five years	240	244	10,332	10,615
Due after five years through ten years	—	—	26,974	28,454
Due after ten years	—	—	72,981	72,827

	$240	$244	$114,487	$116,111

Securities with carrying values of $92,827,000 and $99,299,000 as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, FHLB advances and a $22,953,000 line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

For the three months ended March 31, 2015, proceeds from the sale of securities was $6,040,000. There were no sale of securities during the three months ended March 31, 2014. Gross realized gains on the sale of securities for the three months ended March 31, 2015 was $191,000. There were no gross realized losses on sales of securities for the three month period ended March 31, 2015 and 2014, respectively.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands).

At March 31, 2015

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$13,613	$(52)	$27,627	$(480)	$41,240	$(532)

Total	$13,613	$(52)	$27,627	$(480)	$41,240	$(532)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2015.

At December 31, 2014

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$15,384	$(151)	$40,643	$(919)	$56,027	$(1,070)

Total	$15,384	$(151)	$40,643	$(919)	$56,027	$(1,070)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2014.

The Company’s available for sale portfolio had sixteen investment securities at March 31, 2015 that were in an unrealized loss position for longer than twelve months. At December 31, 2014, the Company had twenty-one investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2015	2014

Commercial, financial, and agricultural	$37,171	$33,308
Commercial Real Estate	114,698	116,437
Single-Family Residential	32,581	31,940
Construction and Development	2,902	2,925
Consumer	6,399	6,428
	193,751	191,038
Allowance for loan losses	2,226	2,299

	$191,525	$188,739

Activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014 is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014

Balance at beginning of period	$2,299	$3,157	$3,157
Provision for loan losses	75	75	—
Loans charged-off	(235)	(1,358)	(200)
Recoveries on loans previously charged-off	87	425	112
Balance at end of period	$2,226	$2,299	$3,069

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended March 31, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$415	$1,366	$254	$72	$192	$2,299
Provision for loan losses	(131)	(40)	192	(21)	75	75
Loans charged-off	—	(83)	(97)	—	(55)	(235)
Recoveries on loans charged-off	5	65	1	1	15	87
Ending Balance	$289	$1,308	$350	$52	$227	$2,226

	For the Three Month Period Ended March 31, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	—	—	—	—	—	—
Loans charged-off	—	(105)	(52)	—	(43)	(200)
Recoveries on loans charged-off	10	3	86	—	13	112
Ending Balance	$394	$1,619	$765	$126	$165	$3,069

	For the Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total

Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	(12)	27	(129)	69	120	75
Loans charged-off	(9)	(562)	(468)	(137)	(182)	(1,358)
Recoveries on loans charged-off	52	180	120	14	59	425
Ending Balance	$415	$1,366	$254	$72	$192	$2,299

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At March 31, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$218	$100	$—	$—	$318
Total specific reserves	—	218	100	—	—	318
General reserves	289	1,090	250	52	227	1,908
Total	$289	$1,308	$350	$52	$227	$2,226

Loans individually evaluated for impairment	$—	$9,904	$425	$—	$—	$10,329
Loans collectively evaluated for impairment	37,171	104,794	32,156	2,902	6,399	183,422
Total	$37,171	$114,698	$32,581	$2,902	$6,399	$193,751

	At December 31, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$91	$51	$—	$—	$142
Total specific reserves	—	91	51	—	—	142
General reserves	415	1,275	203	72	192	2,157
Total	$415	$1,366	$254	$72	$192	$2,299

Loans individually evaluated for impairment	$—	$9,787	$280	$219	$—	$10,286
Loans collectively evaluated for impairment	33,308	106,650	31,660	2,706	6,428	180,752
Total	$33,308	$116,437	$31,940	$2,925	$6,428	$191,038

The following table presents impaired loans by class of loan (in thousands):

	At March 31, 2015
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$—	$—
HELOC’s and equity	135	135	100	311	290
Commercial
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	598	595	32	7,200	6,879
Non-owner occupied	691	691	139	1,757	1,639
Multi-family	100	100	47	—	—
Construction and Development:
Construction	—	—	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$1,524	$1,521	$318	$9,268	$8,808

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential:
First mortgages	$—	$—	$231	$—
HELOC’s and equity	2,916	12	260	9
Commercial:
Secured	—	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	7,409	97	8,523	252
Non-owner occupied	2,407	75	2,104	21
Multi-family	98	15	—	13
Construction and Development:
Construction	—	—	—	—
Improved Land	—	—	—	—
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$12,830	$199	$11,118	$295

	At December 31, 2014
	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC's and equity	102	102	51	178	178	86	35
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	81	81	81	8,014	7,457	7,575	717
Non-owner occupied	—	—	—	2,388	2,154	2,228	165
Multi-family	95	95	10	—	—	97	69
Construction and Development							.
Construction	—	—	—	356	219	292	30
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$278	$278	$142	$10,936	$10,008	$10,278	$1,016

The following table is an aging analysis of our loan portfolio (in thousands):

	At March 31, 2015
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$818	$545	$816	$2,179	$21,927	$24,106	$—	$1,743
HELOC’s and equity	259	487	256	1,002	7,473	8,475	—	256
Commercial:
Secured	—	—	—	—	30,282	30,282	—	—
Unsecured	4	—	—	4	6,885	6,889	—	—
Commercial Real Estate:
Owner occupied	1,270	425	852	2,547	55,141	57,688	—	2,239
Non-owner occupied	788	—	317	1,105	44,126	45,231	—	2,129
Multi-family	—	718	100	818	10,961	11,779	—	100
Construction and Development:
Construction	—	189	—	189	2,593	2,782	—	—
Improved Land	—	—	—	—	120	120	—	—
Consumer and Other	109	—	14	123	6,276	6,399	—	14
Total	$3,248	$2,364	$2,355	$7,967	$185,784	$193,751	$—	$6,481

	At December 31, 2014
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$2,273	$1,190	$1,036	$4,499	$19,960	$24,459	$35	$1,513
HELOC’s and equity	60	550	184	794	6,687	7,481	—	286
Commercial:
Secured	—	187	—	187	28,232	28,419	—	—
Unsecured	—	—	—	—	4,889	4,889	—	—
Commercial Real Estate:
Owner occupied	767	—	228	995	59,065	60,060	—	1,222
Non-owner occupied	1,429	588	84	2,101	42,425	44,526	—	1,026
Multi-family	35	327	95	457	11,394	11,851	—	95
Construction and Development:
Construction	—	—	—	—	2,759	2,759	—	—
Improved Land	103	—	—	103	63	166	—	—
Consumer and Other	6	22	18	46	6,382	6,428	—	18
Total	$4,673	$2,864	$1,645	$9,182	$181,856	$191,038	$35	$4,160

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

The following table presents our loan portfolio by risk rating (in thousands):

	At March 31, 2015
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$24,106	$22,594	$151	$1,361	$—
HELOC’s and equity	8,475	7,310	548	536	81
Commercial, financial, and agricultural:
Secured	30,282	30,282	—	—	—
Unsecured	6,889	6,889	—	—	—
Commercial Real Estate:
Owner occupied	57,688	48,313	4,686	4,689	—
Non-owner occupied	45,231	38,450	4,486	2,249	46
Multi-family	11,779	10,286	1,362	131	—
Construction and Development:
Construction	2,782	2,782	—	—	—
Improved Land	120	120	—	—	—
Consumer	6,399	6,300	—	88	11
Total	$193,751	$173,326	$11,233	$9,054	$138

	At December 31, 2014
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$24,459	$22,168	$—	$2,291	$—
HELOC’s and equity	7,481	6,346	557	476	102
Commercial, financial, and agricultural:
Secured	28,419	28,419	—	—	—
Unsecured	4,889	4,889	—	—	—
Commercial Real Estate:
Owner occupied	60,060	50,603	4,673	4,702	82
Non-owner occupied	44,526	37,750	4,805	1,971	—
Multi-family	11,851	10,353	1,368	130	—
Construction and Development:
Construction	2,759	2,540	—	219	—
Improved Land	166	127	39	—	—
Unimproved Land	—	—	—	—	—
Consumer	6,428	6,392	5	13	18
Total	$191,038	$169,587	$11,447	$9,802	$202

During the three months ended March 31, 2015, the bank modified two loans that were considered to be troubled debt restructurings. During the three months ended March 31, 2014, the Bank modified no loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on both loans (dollars in thousands).

	Three Months Ended March 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
Residential mortgages	2	$34	$34
Total	2	$34	$34

There were no loans restructured during the last twelve months that have experienced payment default subsequent to restructuring during the three months ended March 31, 2015 and 2014, respectively.

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

Investment Securities Available for Sale—Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired, and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at March 31, 2015
		Quoted Prices
		In Active	Significant
	Assets	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$28,392	$—	$28,392	$—
Mortgage-backed securities	77,716	—	77,716	—
Corporate securities	10,003	—	10,003	—
	116,111	—	116,111	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,686	$—	$—	$9,686
Single-family Residential	325	—	—	325
Other real estate owned	4,382	—	—	4,382
	14,393	—	—	14,393

	Fair Value Measurements at December 31, 2014
		Quoted Prices
		In Active	Significant
	Assets	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,693	$—	$29,693	$—
Mortgage-backed securities	86,915	—	86,915	—
Corporate securities	10,003	—	10,003	—
	126,611	—	126,611	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,696	$—	$—	$9,696
Single-family Residential	229	—	—	229
Construction and Development	219	—	—	219
Other real estate owned	4,668	—	—	4,668
	14,812	—	—	14,812

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	March 31, 2015	Technique	Inputs	Range
Impaired Loans:
Commercial Real Estate	$ 9,686	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$ 325	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$ 4,382	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

As of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	December 31, 2014	Technique	Inputs	Range
Impaired Loans:
Commercial Real Estate	$ 9,696	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$ 229	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$ 219	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$ 4,668	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 (in thousands):

	March 31, 2015
	Fair Value Measurements
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,995	$2,995	$2,995	$—	$—
Interest-bearing deposits with banks	56,427	56,427	56,427	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	116,351	116,355	—	116,355	—
Other investments	799	799	799	—	—
Loans-net	191,525	190,889	—	—	190,889
Cash surrender value of life insurance	10,135	10,135	10,135	—	—

Financial liabilities:
Deposits	343,262	343,881	217,998	125,883	—
Advances from Federal Home Loan Bank	249	249	—	249	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	$20,502	$—
Commercial letters of credit	2,027	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2014 are as follows:

	December 31, 2014
	Fair Value Measurements
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,758	$2,758	$2,758	$—	$—
Interest-bearing deposits with banks	45,653	45,653	45,653	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	126,851	126,854	—	126,854	—
Other investments	792	792	792	—	—
Loans-net	188,739	188,195	—	—	188,195
Cash surrender value of life insurance	10,082	10,082	10,082	—	—

Financial liabilities:
Deposits	340,889	341,719	201,994	139,725	—
Advances from Federal Home Loan Bank	254	254	—	254	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	$26,833	$—
Commercial letters of credit	2,027	—

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

	March 31,	December 31,
	2015	2014

Balance—beginning of period	$4,668	$7,404
Additions	88	1,201
Sales	(371)	(3,411)
Write downs	(3)	(526)

Balance—end of period	$4,382	$4,668

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

The following table presents information about the Company’s intangible assets (in thousands):

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$2,832	$3,303	$2,714

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended March 31,
	2015	2014
Aggregate amortization expense of core deposit intangibles:	$118	$118

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2015	$472
2016	$117
2017 and thereafter	$—

7. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding. For the three months ended March 31, 2015 and 2014, 32,777 and 49,277 options, respectively, were excluded from computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s stock during the period. For the three months ended March 31, 2015, 16,500 options were dilutive and were therefore included in the computation of diluted earnings per share. There were no dilutive options for the same period in prior year. The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended March 31, 2015

Basic earnings per share available to common stockholders	$369	2,194	$0.17
Nonvested restricted stock grant	—	16	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$369	2,210	$0.17

Three Months ended March 31, 2014

Basic earnings per share available to common stockholders	$357	2,161	$0.17
Nonvested restricted stock grant	—	10	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$357	2,171	$0.16

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

9. RECLASSIFICATIONS

Certain amounts in the 2014 consolidated financial statements were reclassified to conform to the 2015 presentation. These reclassifications had no effect on shareholders’ equity or the results of operations as previously presented.

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

Forward Looking Statements

In addition to historical information, this report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements are subject to numerous assumptions, risks, and uncertainties. Without limiting the foregoing, the words “believe,” “anticipates,” “plan,” expects,” and similar expressions are intended to identify forward-looking statements.

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

The following discussion is of the Company’s financial condition as of March 31, 2015 and December 31, 2014, and the changes in the financial condition and results of operations for the three month periods ended March 31, 2015 and 2014.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2015 or 2014.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At March 31, 2015, the Company had total assets of $398,589,000 compared to $395,639,000 at December 31, 2014. The $2,950,000 increase is primarily related to a $10,774,000 increase in interest bearing deposits with banks, and an increase in net loans outstanding of $2,786,000, partially offset by a $10,500,000 decrease in available for sale investments. The decrease in available for sale securities is primarily attributed to securities sold to manage the Company’s asset/liability position. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity position in light of the current economic environment. At March 31, 2015, total assets consisted primarily of $116,351,000 in investment securities and $191,525,000 in net loans representing 29% and 48% of total assets, respectively. Investment securities and net loans represented 32% and 48% of total assets at December 31, 2014.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable increased by $2,786,000 at March 31, 2015 compared to December 31, 2014. This was primarily a result of an increase in commercial, financial and agriculture loans of $3,863,000 and an increase in single-family residential loans of $641,000 due to volume of new loans added to the portfolios, offset by a decline in commercial real estate of $1,739,000 due to normal principal paydowns, maturities and pay-offs to the portfolio. The Company continues to pursue opportunities to enhance its lending and continues to invest in the resources and lending associates to strengthen our efforts.

At March 31, 2015, OREO decreased by $286,000 to $4,382,000 compared to $4,668,000 reported at the year-end of 2014. This decrease primarily related to the sale of OREO properties totaling $371,000 during the quarter and $3,000 in write-downs, partially offset by $88,000 in additions to the OREO balance.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased by $53,000 to $10,135,000 at March 31, 2015. The increase primarily represents the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at March 31, 2015 totaled $348,222,000 and consisted primarily of $343,263,000 in deposits, representing an increase of $2,374,000 compared to total deposits of $340,889,000 at December 31, 2014. FHLB advances totaled $249,000 compared to $254,000 at December 31, 2014.

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

At March 31, 2015 and December 31, 2014, the investment securities portfolio represented approximately 29% and 32%, respectively, of the Company’s total assets.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2015	2014

Commercial, Financial, and Agricultural	$37,171	$33,308
Commercial Real Estate	114,698	116,437
Single-Family Residential	32,581	31,940
Construction and Development	2,902	2,925
Consumer	6,399	6,428
	193,751	191,038
Allowance for loan losses	2,226	2,299

	$191,525	$188,739

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At March 31, 2015 and December 31, 2014, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $147.3 million and $148.4 million, respectively, and represented 76.0% and 77.7% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $40.0 million and $41.9 million at March 31, 2015 and December 31, 2014, respectively.

•	The Company’s loans to area convenience stores were approximately $7.2 million and $7.3 million at March 31, 2015 and December 31, 2014, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $21.1 million and $21.3 million at March 31, 2015 and December 31, 2014, respectively.

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

For the period, nonperforming assets increased by $2,000,000, or 22.57%, to $10,863,000 compared to $8,863,000 at December 31, 2014. The increase is primarily attributed to a $2,286,000 increase in nonperforming loans and a reduction of $286,000 in other real estate owned. The Company charged-off $235,000 in nonperforming loans during the first three months of 2015 which is an increase of $35,000 compared to the $200,000 charged-off for the same period last year. At March 31, 2015, nonperforming assets represent 2.73% of total assets compared to 2.24% at December 31, 2014. There were no loans greater than 90 days past due and still accruing interest at March 31, 2015. At December 31, 2014, there was one loan greater than 90 days past due and still accruing interest.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$3,446	$2,883
Other nonaccrual loans	3,035	1,277
Past-due loans of 90 days or more and still accruing	—	35
Nonperforming loans	6,481	4,195

Real estate acquired through foreclosure	4,382	4,668
Total nonperforming assets	$10,863	$8,863

Ratios:
Nonperforming loans to loans, net of unearned income	3.35%	2.20%

Nonperforming assets to loans, net of unearned income,and real estate acquired through foreclosure	5.48%	4.53%

Nonperforming assets to total assets	2.73%	2.24%

Allowance for loan losses to nonperforming loans	34.35%	54.80%

Allowance for loan losses to nonperforming assets	20.49%	25.94%

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

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	March 31, 2015	December 31, 2014

Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,248	$5,839
Restructured loans nonaccruing	3,446	2,883
Total restructured and modified loans	$8,694	$8,722

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the first quarter of 2015, a provision for loan losses of $75,000 was charged against operating earnings. In the first quarter of 2014, based on the Company’s evaluation, and the continued overall improvement of the credit quality in the loan portfolio, a provision for loan losses was deemed not necessary. Approximately $318,000 of the allowance for loan losses was allocated to loans management considered impaired at March 31, 2015 compared to $142,000 at December 31, 2014.

At March 31, 2015, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three months ended March 31, 2015 and 2014 (amount in thousands, except financial ratios):

	2015	2014

Loans, net of unearned income	$193,751	$181,196

Average loans, net of unearned income and the allowance for loan losses	$189,205	$179,338

Allowance for loan losses at the beginning of period	$2,299	$3,157

Loans charged-off:
Commercial, financial, and agricultural	—	—
Real estate - loans	180	157
Installment loans to individuals	55	43
Total loans charged-off	235	200

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	5	10
Real estate - loans	67	89
Installment loans to individuals	15	13
Total loans recovered	87	112

Net loans charged-off	148	88

Additions to allowance for loan losses charged to operating expense	75	—

Allowance for loan losses at period end	$2,226	$3,069

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.08%	0.05%

Ratio of allowance for loan losses to loans, net of unearned income	1.15%	1.69%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	March 31, 2015		December 31, 2014
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$289	19%	$415	17%
Commercial Real Estate	1,308	59%	1,366	61%
Single-family Residential	350	17%	254	17%
Construction and Development	52	2%	72	2%
Consumer	227	3%	192	3%

Total allowance for loan losses	$2,226	100%	$2,299	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at March 31, 2015 increased by 0.7% or $2,374,000 to $343,263,000 compared to December 31, 2014. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits increased by $2,234,000, or 2.7% to $86,052,000 and interest-bearing deposits increased by $140,000, or 0.1%, to $257,211,000 for the three month period ending March 31, 2015. On an average basis, noninterest-bearing deposits increased by $5,761,000 to $89,298,000 for the first three months of the year compared to $83,537,000 for the year ended December 31, 2014. Average interest-bearing deposits decreased by $13,033,000 to $254,919,000 at March 31, 2015 compared to $267,952,000 for the year ended December 31, 2014. At March 31, 2015, the Company’s cost of funds was approximately 0.20% compared to 0.24% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. At March 31, 2015 and December 31, 2014, the Company had $21,156,000 and $24,789,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with time deposits higher than the FDIC $250,000 insurance coverage limit.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $38,775,000 and $47,478,000 as at March 31, 2015 and December 31, 2014, respectively.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2015	2014

NOW and money market accounts	$96,766	$84,620
Savings accounts	35,301	33,556
Time deposits of $100,000 or more	94,421	108,109
Other time deposits	30,723	30,786
	$257,211	$257,071

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of March 31, 2015 and December 31, 2014, total loans pledged as collateral were $32,196,000 and $31,727,000, respectively.

Maturity	Callable	Type	March 31, 2015		December 31, 2014
				(in thousands)

August 2026		(1)	—	$249	—	$254

Total Principal Outstanding				$249		$254

Weighted Average Rate at Period End			—%		—%

(1)  Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At March 31, 2015 the Company had a $79.0 million line of credit facility at the FHLB of which $20.2 million was committed consisting of advances of $0.2 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $23.0 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended March 31, 2015, net interest income decreased by $174,000 or 5.50% to $2,990,000 compared to $3,164,000 reported for the same period last year. Total interest income decreased $202,000, or 5.98%, to $3,174,000 compared to $3,376,000 for the same three month period in 2014. Interest income on loans declined by a nominal $74,000 due to a 44 bps decline in yields earned on loans caused by the challenging lending environment and lower lending rates. Interest income on investment securities decreased by $137,000 primarily due to the investment portfolio having a lower average investment balance and a 15 bps decrease in investment yields compared to the first quarter of 2014. Total interest expense for the period decreased by $28,000 or 13.21% compared to the same three month period in 2014 as the Company continues to lower its funding cost and improve its deposit mix. At March 31, 2015, the Company’s cost of funds was approximately 0.20% compared to 0.24% for the same period last year. At March 31, 2015, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.40% compared to 3.69% reported at March 31, 2014.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the first quarter of 2015, the Company charged against operating earnings a provision for loan losses of $75,000. In the first quarter of 2014, a provision for loan losses was deemed not necessary.

The allowance for loan losses was $2,226,000, $2,299,000, and $3,069,000 at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The allowance for loan losses was 34.35%, 54.80%, and 47.24% of nonperforming loans at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At March 31, 2015 the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,164,000 for the three month period ended March 31, 2015, an increase of $185,000, or 18.9% compared with the same period last year. This increase is primarily due to gains on the sale of investments of $191,000 reported for the first quarter of 2015. There were no gains on sale of investments for the same period in 2014. Service charges on deposits declined by $35,000 and other operating income increased by $29,000 compared to the same period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the first quarter of 2015 decreased by $86,000 to $3,558,000 compared to $3,644,000 for the same quarter last year. OREO related expenses declined by $212,000 compared to the same period last year. Salaries and employee benefits expense, FDIC insurance expense and other operating expenses increased by $140,000, $16,000 and $12,000, respectively, compared to the same period in prior year. The increase in salaries and employee benefits are due to the hiring of an additional lending officer to enhance loan production, and the filling of two officer level positions that were vacant in 2014. Net occupancy and equipment expense decreased by $42,000 primarily due to lower real estate taxes, equipment maintenances and insurance costs compared to the same period of last year.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2015. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2015.

	Cumulative amounts as of March 31, 2015
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$56,427	$—	$—	$—	$56,427
Certificates of deposit	—	350	—	—	350
Investments	—	4,215	10,855	101,281	116,351
Loans	25,662	36,605	86,630	44,854	193,751
Total interest-sensitive assets	$82,089	$41,170	$97,485	$146,135	$366,879

Interest-sensitive liabilities:
Deposits (a)	$157,757	$58,089	$41,365	$—	$257,211
Other borrowings	—	—	—	249	249
Total interest-sensitive liabilities	$157,757	$58,089	$41,365	$249	$257,460

Interest-sensitivity gap	$(75,668)	$(16,919)	$56,120	$145,886	$109,419

Cumulative interest-sensitivity gap	(75,668)	(92,587)	(36,467)	109,419	109,419

Cumulative interest-sensitivity gap to total interest-sensitive assets	(20.62)%	(25.24)%	(9.94)%	29.82%	29.82%

(a) Savings, NOW, and money market deposits totaling $132,067 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At March 31, 2015 the Company had a $79.0 million line of credit facility at the FHLB of which $20.2 million was committed consisting of advances of $0.2 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $22.9 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased $801,000 for the three month period ended March 31, 2015 primarily due to an increase in other comprehensive income, net of income taxes, of $402,000. This increase is attributed to the volatility in interest rates and swings in credit spreads, and their impact on the fair value of the Company’s available for sale securities portfolio. Retained earnings also increased by $369,000 due to net income of $428,000, partially offset by a $59,000 preferred dividend paid to the U.S. Treasury.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Effective January 1, 2015, the regulation now also requires the Company to maintain a minimum amount and ratio of common equity Tier 1 capital to risk weighted assets. The Company’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 25%, 24%, 19% and 12%, respectively, at March 31, 2015. The Company’s total and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 19%, 19% and 11%, respectively, at December 31, 2014. The Bank’s total capital to risk weighted assets, Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 21%, 20%, 20% and 12%, respectively, at March 31, 2015. The Bank’s total and Tier 1 capital to risk weighted assets and Tier 1 capital to average assets were 19%, 18% and 11%, respectively, at December 31, 2014. At March 31, 2015, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ’‘well capitalized” under regulatory standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended March 31, 2015, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

ITEM 1A.   RISK FACTORS

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three months ended March 31, 2015 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: May 15, 2015	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer

Page 42 of 44