Form 10-Q
period 2015-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2015-08-14
CIK 813640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,066,773 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on August 11, 2015.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share data)

	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$2,697	$2,758
Interest-bearing deposits with banks	42,764	45,653
Certificates of deposit	350	350
Investment securities available for sale, at fair value	122,739	126,611
Investment securities held to maturity, at cost	—	240
Other investments	799	792
Loans receivable, net	194,508	188,739
Premises and equipment, net	6,248	6,395
Cash surrender value of life insurance	7,957	10,082
Other real estate owned	4,176	4,668
Other assets	8,748	9,351

Total assets	$390,986	$395,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$81,188	$83,818
Interest-bearing deposits	255,914	257,071

Total deposits	337,102	340,889

Accrued expenses and other liabilities	4,010	4,930
Advances from Federal Home Loan Bank	244	254

Total liabilities	341,356	346,073

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,308,228 and 2,303,228 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,308	2,303
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(267)	(107)
Additional paid-in capital	8,344	8,119
Retained earnings	29,016	28,532
Treasury stock at cost, 241,454 and 235,938 shares at June 30, 2015 and December 31, 2014, respectively	(1,930)	(1,882)
Accumulated other comprehensive income, net of income taxes	228	670

Total stockholders’ equity	49,630	49,566

	$390,986	$395,639

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(2015 Unaudited  - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$2,439	$2,503	$4,842	$4,980
Investment securities:
Taxable	470	564	977	1,148
Tax-exempt	218	284	453	579
Interest-bearing deposits	37	36	66	56
Total interest income	3,164	3,387	6,338	6,763

Interest expense:
Deposits	179	211	363	423
Total interest expense	179	211	363	423
Net interest income	2,985	3,176	5,975	6,340

Provision for loan losses	50	—	125	—

Net interest income after provision for loan losses	2,935	3,176	5,850	6,340

Noninterest income:
Service charges on deposits	665	710	1,333	1,413
Gain on sales of securities	121	6	312	6
Other operating income	273	301	578	577

Total noninterest income	1,059	1,017	2,223	1,996

Noninterest expense:
Salaries and employee benefits	1,689	1,656	3,365	3,192
Net occupancy and equipment	524	501	1,025	1,044
Amortization of core deposit intangible	118	118	236	236
FDIC insurance	75	79	168	156
Other real estate owned, net	92	45	111	276
Other operating expenses	1,082	1,224	2,233	2,363

Total noninterest expense	3,580	3,623	7,138	7,267

Income before income taxes	414	570	935	1,069

Income tax expense	66	97	159	180

Net income	$348	$473	$776	$889
Preferred dividends	59	59	118	118

Net income available to common shareholders	$289	$414	$658	$771

Net income per common share - basic	$0.13	$0.19	$0.30	$0.36

Net income per common share - diluted	$0.13	$0.19	$0.30	$0.35

Weighted average common outstanding shares - basic	2,183	2,161	2,180	2,161

Weighted average common outstanding shares - diluted	2,212	2,190	2,209	2,189

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(2015 Unaudited - In thousands)

	Three Months Ended
	June 30,
	2015	2014
Net Income	$348	$473
Other Comprehensive Income:
Unrealized holding gain (loss) on investment securities available for sale, net of tax of ($457) for 2015 and ($410) for 2014	(891)	795
Reclassification adjustment for holding gains (loss) included in net income, net of tax of ($24) and $2 for 2015 and 2014, respectively	46	(4)
Other Comprehensive Income (loss)	$(845)	$791
Total Comprehensive Income (loss)	$(497)	$1,264

	Six Months Ended
	June 30,
	2015	2014
Net Income	$776	$889
Other Comprehensive Income:
Unrealized holding gain (loss) on investment securities available for sale, net of tax of ($187) for 2015 and ($831) for 2014	(362)	1,614
Reclassification adjustment for holding gains (loss) included in net income, net of tax of $41 and $2 for 2015 and 2014, respectively	(80)	(4)
Other Comprehensive Income (loss)	$(442)	$1,610
Total Comprehensive Income	$334	$2,499

See notes to condensed consolidated financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited  - In thousands)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2013	12	$11,841	2,293	$2,293	90	$90	$(16)	$7,933	$27,131	(236)	$(1,882)	$(1,082)	$46,308

Net income	—	—	—	—	—	—	—	—	889	—	—	—	889
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,610	1,610
Nonvested restricted stock	—	—	—	—	—	—	(159)	197	—	—	—	—	38
Dividends declared - preferred	—	—	—	—	—	—	—	—	(118)	—	—	—	(118)
Dividends declared - common	—	—	—	—	—	—	—	—	(173)	—	—	—	(173)
Balance—June 30, 2014	12	$11,841	2,293	$2,293	90	$90	$(175)	$8,130	$27,729	(236)	$(1,882)	$528	$48,554

Balance—December 31, 2014	12	$11,841	2,303	$2,303	90	$90	$(107)	$8,119	$28,532	(236)	$(1,882)	$670	$49,566

Net income	—	—	—	—	—	—	—	—	776	—	—	—	776
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(442)	(442)
Issuance of preferred stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	5	5	—	—	—	38	—	(5)	(48)	—	(5)
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—
Nonvested restricted stock	—	—	—	—	—	—	(160)	187	—	—	—	—	27
Dividends declared - preferred	—	—	—	—	—	—	—	—	(118)	—	—	—	(118)
Dividends declared - common	—	—	—	—	—	—	—	—	(174)	—	—	—	(174)
Balance—June 30, 2015	12	$11,841	2,308	$2,308	90	$90	$(267)	$8,344	$29,016	(241)	$(1,930)	$228	$49,630

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

	2015	2014
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$776	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125	—
Depreciation	273	272
Amortization and accretion, net	512	526
Provision (benefit) for deferred income tax	477	(73)
Gains on sale of assets and investments, net	(312)	(6)
Restricted stock based compensation plan	27	38
Decrease in carrying value of other real estate owned	53	206
Net gain on sale of other real estate owned	(12)	(54)
Bank owned life insurance income	(106)	—
Change in other assets	118	(917)
Change in accrued expenses and other liabilities	(920)	241
Net cash provided by operating activities	1,011	1,122

INVESTING ACTIVITIES:
Proceeds from calls of investment securities held to maturity	240	—
Proceeds from sales, maturities, and paydowns of investment securities available for sale	22,602	9,821
Purchases of investment securities available for sale	(19,316)	(2,276)
Net change in other investments	(7)	—
Net change in loans receivable	(6,037)	(2,612)
Proceeds from the sale of other real estate owned	545	954
Redemption of bank owned life insurance	2,232	—
Purchases of premises and equipment, net	(126)	(41)
Net cash provided by investing activities	133	5,846

FINANCING ACTIVITIES:
Net change in deposits	(3,787)	16,562
Net change in advances from Federal Home Loan Bank	(10)	(9)
Restricted stock remitted by employees for taxes	(5)	—
Dividends paid - preferred	(118)	(118)
Dividends paid - common	(174)	(173)
Net cash (used in) provided by financing activities	(4,094)	16,262
Net change in cash and cash equivalents	(2,950)	23,230

Cash and cash equivalents, beginning of period	48,411	29,167

Cash and cash equivalents at end of period	$45,461	$52,397

Supplemental disclosures of cash paid during the period for:
Interest	$359	$456

Income taxes	$20	$—

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$95	510

Change in unrealized gain on investment securities available for sale, net of taxes	$(442)	$1,610

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

The consolidated financial statements of the Company for the three and six month period ended June 30, 2015 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and six month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company applied the amendments prospectively. These amendments did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$25,495	$1,241	$—	$26,736
Mortgage-backed securities	92,900	187	1,088	91,999
Corporate securities	4,000	4	—	4,004
Totals	$122,395	$1,432	$1,088	$122,739

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$28,179	$1,514	$—	$29,693
Mortgage-backed securities	87,548	437	1,070	86,915
Corporate securities	9,867	136	—	10,003
Totals	$125,594	$2,087	$1,070	$126,611

Investment securities held to maturity are summarized as follows (in thousands):

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$240	$3	$—	$243

At June 30, 2015, there were no investment securities held to maturity.

The amortized costs and fair values of investment securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale

	Amortized	Fair
	Cost	Value

Due in one year or less	$4,253	$4,259
Due after one year through five years	5,752	5,944
Due after five years through ten years	25,785	26,799
Due after ten years	86,605	85,737

	$122,395	$122,739

Securities with carrying values of $91,869,000 and $99,299,000 as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, FHLB advances and a $22,135,000 line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

Proceeds from the sale of securities were $12,385,000 and $611,000 for the six months ended June 30, 2015 and 2014, respectively. Gross realized gains on sales of securities were $312,000 and $6,000 for the six months ended June 30, 2015 and 2014, respectively. Proceeds from the sale of securities were $6,345,000 and $611,000 for the three months ended June 30, 2015 and 2014, respectively. For the three month period ended June 30, 2015 and 2014, gross realized gains on securities were $121,000 and $6,000, respectively. There were no gross realized losses on sales of securities for the three month and six month periods ended June 30, 2015 and 2014, respectively.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands):

At June 30, 2015

Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$44,870	$(414)	$25,788	$(674)	$70,658	$(1,088)

Total	$44,870	$(414)	$25,788	$(674)	$70,658	$(1,088)

At December 31, 2014

Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$15,384	$(151)	$40,643	$(919)	$56,027	$(1,070)

Total	$15,384	$(151)	$40,643	$(919)	$56,027	$(1,070)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2014.

The Company’s available for sale portfolio had sixteen investment securities at June 30, 2015 that were in an unrealized loss position for longer than twelve months. At December 31, 2014, the Company had twenty-one investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	June 30,	December 31,
	2015	2014

Commercial, financial, and agricultural	$40,582	$33,308
Commercial Real Estate	115,060	116,437
Single-Family Residential	31,700	31,940
Construction and Development	3,122	2,925
Consumer	6,365	6,428

	196,829	191,038
Allowance for loan losses	2,321	2,299

	$194,508	$188,739

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended June 30, 2015

		Commercial	Single-family	Construction &
	Commercial	Real Estate	Residential	Development	Consumer	Total

Beginning balance	$289	$1,308	$350	$52	$227	$2,226
Provision for loan losses	346	(228)	(10)	(48)	(10)	50
Loans charged-off	—	—	(73)	—	(56)	(129)
Recoveries on loans charged-off	5	111	23	5	30	174
Ending Balance	$640	$1,191	$290	$9	$191	$2,321

	For the Six Month Period Ended June 30, 2015
		Commercial	Single-family	Construction &
	Commercial	Real Estate	Residential	Development	Consumer	Total

Beginning balance	$415	$1,366	$254	$72	$192	$2,299
Provision for loan losses	215	(268)	182	(69)	65	125
Loans charged-off	—	(83)	(170)	—	(111)	(364)
Recoveries on loans charged-off	10	176	24	6	45	261
Ending Balance	$640	$1,191	$290	$9	$191	$2,321

	For the Three Month Period Ended June 30, 2014
		Commercial	Single-family	Construction &
	Commercial	Real Estate	Residential	Development	Consumer	Total

Beginning balance	$394	$1,619	$765	$126	$165	$3,069
Provision for loan losses	(157)	307	(190)	13	27	—
Loans charged-off	—	(31)	(72)	—	(55)	(158)
Recoveries on loans charged-off	14	18	5	—	10	47
Ending Balance	$251	$1,913	$508	$139	$147	$2,958

	For the Six Month Period Ended June 30, 2014
		Commercial	Single-family	Construction &
	Commercial	Real Estate	Residential	Development	Consumer	Total

Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	(157)	307	(190)	13	27	—
Loans charged-off	—	(136)	(124)	—	(98)	(358)
Recoveries on loans charged-off	24	21	91	—	23	159
Ending Balance	$251	$1,913	$508	$139	$147	$2,958

	For the Year Ended December 31, 2014
		Commercial	Single-family	Construction &
	Commercial	Real Estate	Residential	Development	Consumer	Total

Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	(12)	27	(129)	69	120	75
Loans charged-off	(9)	(562)	(468)	(137)	(182)	(1,358)
Recoveries on loans charged-off	52	180	120	14	59	425
Ending Balance	$415	$1,366	$254	$72	$192	$2,299

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At June 30, 2015

	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$251	$100	$—	$—	$351
Total specific reserves	—	251	100	—	—	351
General reserves	640	940	190	9	191	1,970
Total	$640	$1,191	$290	$9	$191	$2,321

Loans individually evaluated for impairment	$—	$9,615	$429	$—	$—	$10,044
Loans collectively evaluated for impairment	40,582	105,445	31,271	3,122	6,365	186,785
Total	$40,582	$115,060	$31,700	$3,122	$6,365	$196,829

	At December 31, 2014

	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$91	$51	$—	$—	$142
Total specific reserves	—	91	51	—	—	142
General reserves	415	1,275	203	72	192	2,157
Total	$415	$1,366	$254	$72	$192	$2,299

Loans individually evaluated for impairment	$—	$9,787	$280	$219	$—	$10,286
Loans collectively evaluated for impairment	33,308	106,650	31,660	2,706	6,428	180,752
Total	$33,308	$116,437	$31,940	$2,925	$6,428	$191,038

The following table presents impaired loans by class of loan (in thousands):

	At June 30, 2015
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$—	$—
HELOC’s and equity	134	134	100	316	295
Commercial
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	—	12	12	7,571	7,385
Non-owner occupied	691	691	194	1,427	1,427
Multi-family	100	45	45	100	55
Construction and Development:
Construction	—	—	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$925	$882	$351	$9,414	$9,162

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential:
First mortgages	$—	$—	$231	$—
HELOC’s and equity	214	26	581	13
Commercial:
Secured	—	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	8,526	200	8,247	443
Non-owner occupied	2,841	127	2,347	43
Multi-family	50	30	98	27
Construction and Development:
Construction	—	—	362	19
Improved Land	—	—	—	—
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$11,631	$383	$11,866	$545

	At December 31, 2014
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	102	102	51	178	178	86	35
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	81	81	81	8,014	7,457	7,575	717
Non-owner occupied	—	—	—	2,388	2,154	2,228	165
Multi-family	95	95	10	—	—	97	69
Construction and Development							.
Construction	—	—	—	356	219	292	30
Improved Land	—	—	—	—	—	—	—

Consumer and Other	—	—		—	—	—	—
Total	$278	$278	$142	$10,936	$10,008	$10,278	$1,016

The following table is an aging analysis of our loan portfolio (in thousands):

	At June 30, 2015
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total		Loans	and
	Due	Due	Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$—	$645	$1,293	$1,938	$21,710	$23,648	$—	$1,800
HELOC’s and equity	101	—	204	305	7,747	8,052	—	285
Commercial:
Secured	15	—	—	15	33,887	33,902	—	—
Unsecured	—	—	—	—	6,680	6,680	—	—
Commercial Real Estate:
Owner occupied	736	—	849	1,585	57,137	58,722	—	2,545
Non-owner occupied	108	—	—	108	45,181	45,289	—	984
Multi-family	30	—	100	130	10,919	11,049	—	100
Construction and Development:
Construction	—	—	—	—	3,101	3,101	—	—
Improved Land	—	—	—	—	21	21	—	—
Consumer and Other	25	12	6	43	6,322	6,365	—	6
Total	$1,015	$657	$2,452	$4,124	$192,705	$196,829	$—	$5,720

	At December 31, 2014
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total		Loans	and
	Due	Due	Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$2,273	$1,190	$1,036	$4,499	$19,960	$24,459	$35	$1,513
HELOC’s and equity	60	550	184	794	6,687	7,481	—	286
Commercial:
Secured	—	187	—	187	28,232	28,419	—	—
Unsecured	—	—	—	—	4,889	4,889	—	—
Commercial Real Estate:
Owner occupied	767	—	228	995	59,065	60,060	—	1,222
Non-owner occupied	1,429	588	84	2,101	42,425	44,526	—	1,026
Multi-family	35	327	95	457	11,394	11,851	—	95
Construction and Development:
Construction	—	—	—	—	2,759	2,759	—	—
Improved Land	103	—	—	103	63	166	—	—
Consumer and Other	6	22	18	46	6,382	6,428	—	18
Total	$4,673	$2,864	$1,645	$9,182	$181,856	$191,038	$35	$4,160

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

The following table presents our loan portfolio by risk rating (in thousands):

	At June 30, 2015

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$23,648	$21,647	$63	$1,938	$—
HELOC’s and equity	8,052	6,977	458	537	80
Commercial, financial, and agricultural:
Secured	33,902	33,872	—	30	—
Unsecured	6,680	6,680	—	—	—
Commercial Real Estate:
Owner occupied	58,722	49,058	4,951	4,701	12
Non-owner occupied	45,289	38,722	4,505	2,016	46
Multi-family	11,049	10,207	712	84	46
Construction and Development:
Construction	3,101	3,101	—	—	—
Improved Land	21	21	—	—	—
Consumer	6,365	6,341	4	12	8
Total	$196,829	$176,626	$10,693	$9,318	$192

	At December 31, 2014

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$24,459	$22,168	$—	$2,291	$—
HELOC’s and equity	7,481	6,346	557	476	102
Commercial, financial, and agricultural:
Secured	28,419	28,419	—	—	—
Unsecured	4,889	4,889	—	—	—
Commercial Real Estate:
Owner occupied	60,060	50,603	4,673	4,702	82
Non-owner occupied	44,526	37,750	4,805	1,971	—
Multi-family	11,851	10,353	1,368	130	—
Construction and Development:
Construction	2,759	2,540	—	219	—
Improved Land	166	127	39	—	—
Consumer	6,428	6,392	5	13	18
Total	$191,038	$169,587	$11,447	$9,802	$202

During the three and six months ended June 30, 2015, the Company modified two and four loans, respectively, that were considered to be troubled debt restructurings. During the three and six months ended June 30, 2014, the Company did not modify any loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on these loans (dollars in thousands).

Extended Terms and Decreased Interest Rate
	Three Months Ended June 30, 2015

	Number of	Pre-Modification	Post-Modification
	Loans	Recorded Investment	Recorded Investment
Troubled Debt Restructurings
Residential:
Residential mortgages	2	$86	$86
Total	2	$86	$86

	Six Months Ended June 30, 2015
	Number of	Pre-Modification	Post-Modification
	Loans	Recorded Investment	Recorded Investment
Residential:
Residential mortgages	4	$120	$120
Total	4	$120	$120

There was one loan restructured during the last twelve months that has experienced payment default subsequent to restructuring during the three and six months ended June 30, 2015. There were no loans restructured during the last twelve months that experienced payment default subsequent to restructuring during the three and six months ended June 30, 2014.

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired, and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at June 30, 2015
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$26,736	$—	$26,736	$—
Mortgage-backed securities	91,999	—	91,999	—
Corporate securities	4,004	—	4,004	—
	122,739	—	122,739	—
Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,364	$—	$—	$9,364
Single-family Residential	329	—	—	329
Other real estate owned	4,176	—	—	4,176
	13,869	—	—	13,869

	Fair Value Measurements at December 31, 2014
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,693	$—	$29,693	$—
Mortgage-backed securities	86,915	—	86,915	—
Corporate securities	10,003	—	10,003	—
	126,611	—	126,611	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,696	$—	$—	$9,696
Single-family Residential	229	—	—	229
Construction and Development	219	—	—	219
Other real estate owned	4,668	—	—	4,668
	14,812	—	—	14,812

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

(Dollars in thousands)	June 30, 2015	Technique	Inputs	Range
Impaired Loans:
Commercial Real Estate	$9,364	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$329	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$4,176	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

As of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	December 31, 2014	Technique	Inputs	Range
Impaired Loans:
Commercial Real Estate	$9,696	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$229	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$219	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$4,668	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 (in thousands):

	June 30, 2015
	Fair Value Measurements
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,697	$2,697	$2,697	$—	$—
Interest-bearing deposits with banks	42,764	42,764	42,764	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	122,739	122,739	—	122,739	—
Other investments	799	799	799	—	—
Loans-net	194,508	193,232	—	—	193,232
Cash surrender value of life insurance	7,957	7,957	7,957	—	—

Financial liabilities:
Deposits	337,102	338,016	213,925	124,091	—
Advances from Federal Home Loan Bank	244	244	—	244	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	$24,746	$—
Commercial letters of credit	1,889	—

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

Off-balance-shhet financial instruments:
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

	June 30,	December 31,
	2015	2014

Balance—beginning of period	$4,668	$7,404
Additions	94	1,201
Sales	(533)	(3,411)
Write downs	(53)	(526)

Balance—end of period	$4,176	$4,668

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

The following table presents information about the Company’s intangible assets (in thousands):

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$2,949	$3,303	$2,714

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Aggregate amortization expense of core deposit intangibles:	$118	$118	$236	$236

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2015	$472
2016	$117
2017 and thereafter	$—

7. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per share available to common and potential common stockholders has been calculated based on the weighted average number of shares outstanding.

Options with exercise prices greater than the average market price of the Company’s stock during the periods are excluded from computation of diluted earnings per share. Options with exercise prices lower than the average market price of the Company’s stock during the periods are considered dilutive and are therefore included in the computation of diluted earnings per share.

The following table presents the number of options that are considered antidilutive and dilutive in the computation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Options excluded from calculation of diluted earnings per share	41,377	49,277	41,377	49,277

Dilutive options included in calculation of diluted earnings per share	16,500	—	16,500	—

The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2015

Basic earnings per share available to common stockholders	$289	2,183	$0.13
Nonvested restricted stock grant	—	12	—
Effect of dilutive securities: options to purchase common shares	—	17	—

Diluted earnings per share	$289	2,212	$0.13

Six Months ended June 30, 2015

Basic earnings per share available to common stockholders	$658	2,180	$0.30
Nonvested restricted stock grant	—	12	—
Effect of dilutive securities: options to purchase common shares	—	17	—

Diluted earnings per share	$658	2,209	$0.30

Three Months ended June 30, 2014

Basic earnings per share available to common stockholders	$414	2,161	$0.19
Nonvested restricted stock grant	—	29	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$414	2,190	$0.19

Six Months ended June 30, 2014

Basic earnings per share available to common stockholders	$771	2,161	$0.36
Nonvested restricted stock grant	—	28	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$771	2,189	$0.35

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

The following discussion is of the Company’s financial condition as of June 30, 2015 and December 31, 2014, and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2015 and 2014.

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

FINANCIAL CONDITION

At June 30, 2015, the Company had total assets of $390,986,000 compared to $395,639,000 at December 31, 2014. The $4,653,000 decline is primarily related to decreases in interest bearing deposits with banks, available for sale investments, cash surrender value of life insurance and in other assets that includes other real estate owned (OREO) of $2,889,000, $3,872,000, $2,125,000, and $1,095,000, respectively. These decreases were offset by an increase of $5,769,000 in net loans outstanding. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity. The decrease in available for sale securities is primarily attributed to securities sold to manage the Company’s asset/liability position in light of the current economic environment. At June 30, 2015, total assets consisted primarily of $122,739,000 in investment securities and $194,508,000 in net loans representing 32% and 50% of total assets, respectively. Investment securities and net loans represented 31% and 48% of total assets at December 31, 2014.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable increased by $5,769,000 at June 30, 2015 compared to December 31, 2014. This was primarily as a result of an increase in commercial, financial and agriculture loans of $7,274,000 and an increase in construction and development of $197,000, offset by a decline in commercial real estate of $1,377,000, single-family residential loans of $240,000 and consumer loans of $63,000 due to normal principal paydowns, maturities and pay-offs to the portfolios. The Company continues to pursue opportunities to enhance its lending as well as investing in the resources needed to strengthen these efforts.

At June 30, 2015, OREO decreased by $492,000 to $4,176,000 compared to $4,668,000 reported at the year-end of 2014. This decrease is primarily related to the sale of OREO properties totaling $533,000 and $53,000 in write-downs, partially offset by $94,000 in additions to the OREO balance during the first half of 2015.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, decreased by $2,125,000 to $7,957,000 at June 30, 2015. The decrease is primarily due to a payout of $2,232,000 offset by the earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at June 30, 2015 totaled $341,356,000 and consisted primarily of $337,102,000 in deposits, which decreased by $3,787,000 compared to total deposits of $340,889,000 at December 31, 2014. Accrued expenses and other liabilities were $4,010,000, representing a decrease of $920,000 compared to $4,930,000 at December 31, 2014 primarily due to payment of various claims accrued in the prior year. FHLB advances totaled $244,000 compared to $254,000 at December 31, 2014.

The Company’s asset/liability management program, which monitors the Company’s interest rate sensitivity as well as volume and mix changes in earning assets and interest bearing liabilities, may impact the growth of the Company’s balance sheet as it seeks to maximize net interest income and minimize its interest rate risk.

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

At June 30, 2015 and December 31, 2014, the investment securities portfolio represented approximately 31% and 32%, respectively, of the Company’s total assets.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	June 30,	December 31,
	2015	2014

Commercial, Financial, and Agricultural	$40,582	$33,308
Commercial Real Estate	115,060	116,437
Single-Family Residential	31,700	31,940
Construction and Development	3,122	2,925
Consumer	6,365	6,428
	196,829	191,038
Allowance for loan losses	2,321	2,299

	$194,508	$188,739

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At June 30, 2015 and December 31, 2014, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $146.8 million and $148.4 million, respectively, and represented 74.6% and 77.7% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $40.3 million and $41.9 million at June 30, 2015 and December 31, 2014, respectively.

•	The Company’s loans to area convenience stores were approximately $7.1 million and $7.3 million at June 30, 2015 and December 31, 2014, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $20.9 million and $21.3 million at June 30, 2015 and December 31, 2014, respectively.

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

For the first half of 2015, nonperforming assets increased by $1,033,000, or 11.66%, to $9,896,000 compared to December 31, 2014, and decreased by $967,000 compared to the first quarter of 2015. The year-to-date increase is primarly attributed to a $1,525,000 increase in nonperforming loans, offset by a reduction of $492,000 in other real estate owned. The Company charged-off $364,000 in nonperforming loans during the first six months of 2015 which is an increase of $6,000 compared to the $358,000 charged-off for the same period last year. Charged-offs net of recoveries for the same period decreased by $96,000. At June 30, 2015, nonperforming assets represent 2.53% of total assets compared to 2.24% at December 31, 2014. There were no loans greater than 90 days past due and still accruing interest at June 30, 2015. At December 31, 2014, there was one loan greater than 90 days past due and still accruing interest.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$3,421	$2,883
Other nonaccrual loans	2,299	1,277
Past-due loans of 90 days or more and still accruing	—	35
Nonperforming loans	5,720	4,195

Real estate acquired through foreclosure	4,176	4,668
Total nonperforming assets	$9,896	$8,863

Ratios:
Nonperforming loans to loans, net of unearned income	2.91%	2.20%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	4.92%	4.53%

Nonperforming assets to total assets	2.53%	2.24%

Allowance for loan losses to nonperforming loans	40.58%	54.80%

Allowance for loan losses to nonperforming assets	23.45%	25.94%

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

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	June 30,	December 31,
	2015	2014
Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,045	$5,839
Restructured loans nonaccruing	3,421	2,883
Total restructured and modified loans	$8,466	$8,722

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the first half of 2015, a provision for loan losses of $125,000 was charged against operating earnings based on growth of the loan portfolio and the Company’s evaluation. In the first half of 2014, a provision for loan losses was deemed not necessary. Approximately $351,000 of the allowance for loan losses was allocated to loans management considered impaired at June 30, 2015 compared to $142,000 at December 31, 2014.

At June 30, 2015, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six months ended June 30, 2015 and 2014 (amount in thousands, except financial ratios):

	2015	2014

Loans, net of unearned income	$196,829	$187,427

Average loans, net of unearned income and the allowance for loan losses	$191,256	$179,314

Allowance for loan losses at the beginning of period	$2,299	$3,157

Loans charged-off:
Commercial, financial, and agricultural	—	—
Real estate - loans	253	260
Installment loans to individuals	111	98
Total loans charged-off	364	358

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	10	24
Real estate - loans	206	112
Installment loans to individuals	45	23
Total loans recovered	261	159

Net loans charged-off	103	199

Additions to allowance for loan losses charged to operating expense	125	—

Allowance for loan losses at period end	$2,321	$2,958

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.05%	0.11%

Ratio of allowance for loan losses to loans, net of unearned income	1.18%	1.58%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	June 30, 2015		December 31, 2014
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$640	21%	$415	17%
Commercial Real Estate	1,191	58%	1,366	61%
Single-family Residential	290	16%	254	17%
Construction and Development	9	2%	72	2%
Consumer	191	3%	192	3%

Total allowance for loan losses	$2,321	100%	$2,299	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at June 30, 2015 decreased by 1.1% or $3,787,000 to $337,102,000 compared to December 31, 2014. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits decreased by $2,630,000, or 3.1% to $81,188,000 and interest-bearing deposits decreased by $1,157,000, or 0.5%, to $255,914,000 for the six month period ending June 30, 2015. On an average basis, noninterest-bearing deposits increased by $6,363,000 to $89,900,000 for the first six months of the year compared to $83,537,000 for the year ended December 31, 2014. Average interest-bearing deposits decreased by $12,187,000 to $255,765,000 at June 30, 2015 compared to $267,952,000 for the year ended December 31, 2014. At June 30, 2015, the Company’s cost of funds was approximately 0.20% compared to 0.23% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. At June 30, 2015 and December 31, 2014, the Company had $21,112,000 and $24,789,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with time deposits higher than the FDIC $250,000 insurance coverage limit.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $40,049,000 and $47,478,000 as at June 30, 2015 and December 31, 2014, respectively.

The following is a summary of interest-bearing deposits (in thousands):

	June 30,	December 31,
	2015	2014

NOW and money market accounts	$96,699	$84,620
Savings accounts	35,789	33,556
Time deposits of $100,000 or more	93,424	108,109
Other time deposits	30,002	30,786
	$255,914	$257,071

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of June 30, 2015 and December 31, 2014, total loans pledged as collateral were $30,188,000 and $31,727,000, respectively.

Maturity	Callable	Type	June 30, 2015		December 31, 2014
				(in thousands)

August 2026		(1)	—	$244	—	$254

Total Principal Outstanding				$244		$254

Weighted Average Rate at Period End			—%		—%

(1)	Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At June 30, 2015 the Company had approximately an $80.0 million line of credit facility at the FHLB of which $20.2 million was committed consisting of advances of $0.2 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $22.7 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended June 30, 2015, net interest income decreased by $191,000 or 6.01% to $2,985,000 compared to $3,176,000 reported for the same period last year. Total interest income decreased $223,000, or 6.58%, to $3,164,000 compared to $3,387,000 for the same three month period in 2014. Interest income on loans declined by $64,000 due to a 53 bps decline in yields earned on loans caused by lower lending rates. Interest income on investment securities decreased by $160,000 primarily due to a 25 bps decrease in investment yields compared to the second quarter of 2014 and the investment portfolio having a lower average investment balance. Total interest expense for the period decreased by $32,000 or 15.17% compared to the same three month period in 2014 as the Company continues to manage its funding cost and deposit mix. At June 30, 2015, the Company’s cost of funds was approximately 0.20% compared to 0.23% for the same period last year.

On a year-to-date basis, net interest income decreased by $365,000 or 5.76% to $5,975,000 compared to $6,340,000 reported for the same period last year. Total interest income decreased by $425,000 or 6.28% to $6,338,000 compared to the same six month period in 2014. Interest income on investment securities decreased by $297,000 primarily due to a 21 bps decrease in investment yields compared to the first half of 2014 and the investment portfolio having a lower average investment balance compared to the first half of 2014. Total interest expense for the six month period ended June 30, 2015, decreased by $60,000 or 14.18% compared to the same period in 2014 as the Company lowered its funding cost and improved its deposit mix.

At June 30, 2015, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.36% compared to 3.40% in the previous quarter-end and 3.63% reported at June 30, 2014. The decrease in the net interest margin on a fully tax equivalent basis is due to the paydown of higher rate legacy loans, that are being replaced by lower yielding loans. Similarly, interest income on investment securities declined due to the lower investment yields caused by higher yielding bonds being paid down, maturing or being called and being replaced with lower yielding securities, coupled with the investment portfolio having a lower average investment balance compared to 2014. The Company is mindful of the interest rate risk of investing its excess liquidity in this low rate environment which could negatively impact its liquidity and capital position with an interest rate increase on the horizon. Management continues to re-evaluate its business model and risk appetite to generate returns in this prolonged low rate environment.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the three and six months ended June 30, 2015, the Company charged against operating earnings a provision for loan losses of $50,000 and $125,000, respectively. In the first half of 2014, a provision for loan losses was deemed not necessary.

The allowance for loan losses was $2,321,000, $2,299,000, and $2,958,000 at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. The allowance for loan losses was 40.58%, 54.80%, and 51.20% of nonperforming loans at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At June 30, 2015 the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,059,000 for the three month period ended June 30, 2015, an increase of $42,000, or 4.13% compared with the same period last year. This increase is primarily due to gains on the sale of investments of $121,000 reported for the second quarter of 2015 compared to $6,000 reported for the same period in 2014. The service charges on deposits and other operating income decreased by $45,000 and $28,000, respectively, compared to the same period last year.

For the year-to-date, noninterest income increased by $227,000 or 11.37% to $2,223,000 compared to the same period last year. This increase is primarily due to gains on the sale of investments of $312,000 reported for the first half of 2015 compared to only $6,000 in 2014. Service charges on deposits declined by $80,000 while other operating income remained flat. Service charges on deposits decline is primarily attributed to customers’ increased awareness of the overdraft fee, the current economic conditions and the opt-in requirement mandated by Regulation E.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the second quarter of 2015 decreased by $43,000 to $3,580,000 compared to $3,623,000 for the same quarter last year. Salaries and employee benefits expense increased by $33,000 due to the hiring of additional lending officers to enhance loan production, and the filling of two officer level positions that were vacant in 2014. Net occupancy and equipment expense increased by $23,000 compared to the same period of last year primarily due to higher real estate taxes. OREO related expenses increased by $47,000 compared to the same period last year. Other operating expenses decreased by $142,000 compared to the same period in the prior year. The decline in other operating expenses is in multiple expense categories as the Company continues to manage its expenses in line with declines in interest income.

For the six month period ended June 30, 2015, non-interest expense decreased by $129,000 to $7,138,000 compared to $7,267,000 for the same period last year. Salaries and employee benefits expense increased by $173,000 due to the hiring of additional lending officers to enhance loan production, and the filling of two officer level positions that were vacant in 2014. Net occupancy and equipment expense decreased by $19,000 primarily due to lower building maintenance expense and insurance costs compared to the same period of last year. OREO related expenses declined by $165,000 compared to the same period last year. Other operating expenses decreased by $130,000 compared to the same period in the prior year. The decline in other operating expenses is in multiple expense categories as the Company continues to manage its expenses in line with the decline in interest income.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at June 30, 2015. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2015.

	Cumulative amounts as of June 30, 2015
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$42,764	$—	$—	$—	$42,764
Certificates of deposit	—	350	—	—	350
Investments	—	4,259	5,944	112,536	122,739
Loans	36,538	40,552	80,140	39,599	196,829
Total interest-sensitive assets	$79,302	$45,161	$86,084	$152,135	$362,682

Interest-sensitive liabilities:
Deposits (a)	$164,158	$51,436	$40,209	$111	$255,914
Other borrowings	—	—	—	244	244
Total interest-sensitive liabilities	$164,158	$51,436	$40,209	$355	$256,158

Interest-sensitivity gap	$(84,856)	$(6,275)	$45,875	$151,780	$106,524

Cumulative interest-sensitivity gap	(84,856)	(91,131)	(45,256)	106,524	106,524

Cumulative interest-sensitivity gap to total interest-sensitive assets	(23.40)%	(25.13)%	(12.48)%	29.37%	29.37%

(a) Savings, NOW, and money market deposits totaling $132,488 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At June 30, 2015 the Company had approximately an $80.0 million line of credit facility at the FHLB of which $20.2 million was committed consisting of advances of $0.2 million and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $22.1 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased by $64,000 for the six month period ended June 30, 2015 due to multiple factors. Accumulated other comprehensive income, net of income taxes, declined by $442,000. This decrease is attributed to the volatility in interest rates and swings in credit spreads, and their impact on the fair value of the Company’s available for sale securities portfolio. Retained earnings increased by $484,000 due to net income of $776,000, partially offset by an $118,000 preferred dividend paid to the U.S. Treasury and $174,000 in cash dividends paid to common stockholders. Additional paid-in-capital increased by $225,000 due to issuance of common stock and nonvested restricted stock grants offset by the increase of nonvested restricted common stock and treasury stock of $160,000 and $48,000, respectively.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amount and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Effective January 1, 2015, the regulation now also requires the Company to maintain a minimum amount and ratio of common equity Tier 1 capital to risk weighted assets. At June 30, 2015, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ’‘well capitalized” under regulatory standards.

The following table presents regulatory capital adequancy ratios for the Company and the Bank as at June 30, 2015 and December 31, 2014:

	June 30,		December 31,
	2015		2014
	The Company	The Bank	The Company	The Bank
Tier 1 Capital (to average assets)	12%	12%	11%	11%
Tier 1 Capital (to risk weighted assets)	24%	20%	19%	18%
Tier 1 Common Equity (to risk weighted assets)	N/A	20%	N/A	N/A
Total Capital (to risk weighted assets)	25%	21%	19%	19%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended June 30, 2015, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three and six months ended June 30, 2015 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: August 14, 2015	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: August 14, 2015	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer
Page 45 of 47