Form 10-Q
period 2015-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2015-11-16
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,066,773 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on November 11, 2015.

PART 1.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 AND DECEMBER 31, 2014

(In thousands, except share data)

ASSETS	2015	2014
	(Unaudited)
Cash and due from banks	$2,849	$2,758
Federal funds sold	6,500	—
Interest-bearing deposits with banks	39,692	45,653
Certificates of deposit	350	350
Investment securities available for sale, at fair value	117,486	126,611
Investment securities held to maturity, at cost	—	240
Other investments	799	792
Loans receivable, net	184,448	188,739
Premises and equipment, net	6,243	6,395
Cash surrender value of life insurance	10,021	10,082
Other real estate owned	3,892	4,668
Other assets	8,730	9,351

Total assets	$381,010	$395,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$79,648	$83,818
Interest-bearing deposits	245,773	257,071

Total deposits	325,421	340,889

Accrued expenses and other liabilities	4,763	4,930
Advances from Federal Home Loan Bank	240	254

Total liabilities	330,424	346,073

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized;
2,308,228 and 2,303,228 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	2,308	2,303
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(207)	(107)
Additional paid-in capital	8,344	8,119
Retained earnings	29,377	28,532
Treasury stock at cost, 241,454 and 235,938 shares at September 30, 2015 and December 31, 2014, respectively	(1,930)	(1,882)
Accumulated other comprehensive income, net of income taxes	763	670

Total stockholders’ equity	50,586	49,566

	$381,010	$395,639

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(2015 Unaudited - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$2,644	$2,432	$7,486	$7,412
Investment securities:
Taxable	478	537	1,455	1,685
Tax-exempt	214	332	667	917
Interest-bearing deposits	31	32	97	88
Total interest income	3,367	3,333	9,705	10,102

Interest expense:
Deposits	172	211	535	634
Total interest expense	172	211	535	634

Net interest income	3,195	3,122	9,170	9,468

Provision for loan losses	75	—	200	—

Net interest income after provision for loan losses	3,120	3,122	8,970	9,468

Noninterest income:
Service charges on deposits	711	720	2,044	2,133
Gain on sales of securities	109	—	421	—
Other operating income	249	270	827	847

Total noninterest income	1,069	990	3,292	2,980

Noninterest expense:
Salaries and employee benefits	1,711	1,612	5,076	4,804
Net occupancy and equipment	526	524	1,551	1,568
Amortization of core deposit intangible	118	118	354	354
FDIC insurance	85	80	253	236
Other real estate owned, net	153	306	264	582
Other operating expenses	1,069	1,118	3,302	3,481

Total noninterest expense	3,662	3,758	10,800	11,025

Income before income taxes	527	354	1,462	1,423

Income tax expense (benefit)	107	(22)	266	158

Net income	$420	$376	$1,196	$1,265
Preferred dividends	59	59	178	178

Net income available to common shareholders	$361	$317	$1,018	$1,087

Net income per common share - basic	$0.16	$0.15	$0.47	$0.50

Net income per common share - diluted	$0.16	$0.14	$0.46	$0.50

Weighted average common outstanding shares - basic	2,190	2,169	2,183	2,165

Weighted average common outstanding shares - diluted	2,215	2,193	2,209	2,189

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(2015 Unaudited - In thousands)

	Three Months Ended
	September 30,
	2015	2014
Net Income	$420	$376

Other Comprehensive Income:

Unrealized holding gain (loss) on investment securities available for sale, net of tax of ($315) for 2015 and $170 for 2014	604	(330)

Reclassification adjustment for holding gains included in net income, net of tax of ($37) for 2015	(72)	—

Other Comprehensive Income (loss)	$532	$(330)

Total Comprehensive Income (loss)	$952	$46

	Nine Months Ended
	September 30,
	2015	2014
Net Income	$1,196	$1,265

Other Comprehensive Income:

Unrealized holding gain on investment securities available for sale, net of tax of ($188) for 2015 and ($659) for 2014	371	1,280

Reclassification adjustment for holding gains included in net income, net of tax of $37 for 2015	(278)	—

Other Comprehensive Income	$93	$1,280

Total Comprehensive Income	$1,289	$2,545

See notes to condensed consolidated financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited - In thousands)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2013	12	$11,841	2,293	$2,293	90	$90	$(16)	$7,933	$27,131	(236)	$(1,882)	$(1,082)	$46,308

Net income	—	—	—	—	—	—	—	—	1,265	—	—	—	1,265
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,280	1,280
Nonvested restricted stock	—	—	—	—	—	—	(124)	197	—	—	—	—	73
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(172)	—	—	—	(172)
Balance—September 30, 2014	12	$11,841	2,293	$2,293	90	$90	$(140)	$8,130	$28,046	(236)	$(1,882)	$198	$48,576

Balance—December 31, 2014	12	$11,841	2,303	$2,303	90	$90	$(107)	$8,119	$28,532	(236)	$(1,882)	$670	$49,566

Net income	—	—	—	—	—	—	—	—	1,196	—	—	—	1,196
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	93	93
Issuance of common stock	—	—	5	5	—	—	—	38	—	(5)	(48)	—	(5)
Nonvested restricted stock	—	—	—	—	—	—	(100)	187	—	—	—	—	87
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(173)	—	—	—	(173)
Balance—September 30, 2015	12	$11,841	2,308	$2,308	90	$90	$(207)	$8,344	$29,377	(241)	$(1,930)	$763	$50,586

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(In thousands)

	2015	2014
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,196	$1,265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	—
Depreciation	412	408
Amortization and accretion, net	706	717
Provision for deferred income tax	345	109
Gains on sale of assets and investments, net	(421)	—
Restricted stock based compensation plan	87	73
Decrease in carrying value of other real estate owned	153	309
Net (gain) loss on sale of other real estate owned	(23)	87
Bank owned life insurance income	(171)	—
Change in other assets	(125)	(431)
Change in accrued expenses and other liabilities	(167)	180

Net cash provided by operating activities	2,192	2,717

INVESTING ACTIVITIES:
Proceeds from calls of investment securities held to maturity	240	—
Proceeds from sales, maturities, and paydowns of investment securities available for sale	36,479	17,501
Purchases of investment securities available for sale	(27,178)	(4,900)
Net change in other investments	(7)	—
Net change in loans receivable	3,980	(2,725)
Proceeds from the sale of other real estate owned	789	3,178
Redemption of bank owned life insurance	2,232	—
Purchase of bank owned life insurance	(2,000)	—
Purchases of premises and equipment, net	(259)	(57)

Net cash provided by investing activities	14,276	12,997

FINANCING ACTIVITIES:
Net change in deposits	(15,468)	10,979
Net change in advances from Federal Home Loan Bank	(14)	(14)
Restricted stock remitted by employees for taxes	(5)	—
Dividends paid - preferred	(178)	(178)
Dividends paid - common	(173)	(172)
Net cash (used in) provided by financing activities	(15,838)	10,615

Net change in cash and cash equivalents	630	26,329

Cash and cash equivalents, beginning of period	48,411	29,167

Cash and cash equivalents at end of period	$49,041	$55,496

Supplemental disclosures of cash paid during the period for:
Interest	$536	$668

Income taxes	$20	$—

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$143	771
Change in unrealized gain on investment securities available for sale, net of taxes	$93	$1,280

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

The consolidated financial statements of the Company for the three and nine month period ended September 30, 2015 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three and nine month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$27,322	$1,270	$—	$28,592
Mortgage-backed securities	87,009	349	467	86,891
Corporate securities	2,000	3	—	2,003
Totals	$116,331	$1,622	$467	$117,486

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$28,179	$1,514	$—	$29,693
Mortgage-backed securities	87,548	437	1,070	86,915
Corporate securities	9,867	136	—	10,003
Totals	$125,594	$2,087	$1,070	$126,611

Investment securities held to maturity are summarized as follows (in thousands):

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$240	$3	$—	$243

At September 30, 2015, there were no investment securities held to maturity.

The amortized costs and fair values of investment securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$2,210	$2,215
Due after one year through five years	5,260	5,451
Due after five years through ten years	26,475	27,644
Due after ten years	82,386	82,176

	$116,331	$117,486

Securities with carrying values of $93,583,000 and $99,299,000 as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, FHLB advances and a $21,013,000 line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

For the three month period ended September 30, 2015, proceeds from the sale of securities were $6,907,000 and gross realized gains on sales of securities were $109,000. There were no sales of securities during the same period in 2014. There were no gross realized losses on sales of securities for the same period during 2015 and 2014.

For the nine month period ended September 30, 2015, proceeds from the sale of securities were $19,292,000 and gross realized gains on sales of securities were $421,000. There were no sales of securities during the same period in 2014. There there were no gross realized losses on sales of securities for the same period during 2015 and 2014.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands):

At September 30, 2015

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$27,229	$(105)	$22,728	$(362)	$49,957	$(467)

Total	$27,229	$(105)	$22,728	$(362)	$49,957	$(467)

At December 31, 2014

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$15,384	$(151)	$40,643	$(919)	$56,027	$(1,070)

Total	$15,384	$(151)	$40,643	$(919)	$56,027	$(1,070)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at December 31, 2014.

The Company’s available for sale portfolio had fifteen (15) investment securities at September 30, 2015 that were in an unrealized loss position for longer than twelve months. At December 31, 2014, the Company had twenty-one investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2015	2014

Commercial, financial, and agricultural	$39,195	$33,308
Commercial Real Estate	107,439	116,437
Single-Family Residential	31,608	31,940
Construction and Development	1,905	2,925
Consumer	6,549	6,428
	186,696	191,038
Allowance for loan losses	2,248	2,299

	$184,448	$188,739

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended September 30, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$640	$1,191	$290	$9	$191	$2,321
Provision for loan losses	60	(120)	89	(5)	51	75
Loans charged-off	—	(55)	(60)	—	(54)	(169)
Recoveries on loans charged-off	4	6	1	—	10	21
Ending Balance	$704	$1,022	$320	$4	$198	$2,248

	For the Nine Month Period Ended September 30, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$415	$1,366	$254	$72	$192	$2,299
Provision for loan losses	275	(388)	271	(74)	116	200
Loans charged-off	—	(138)	(230)	—	(165)	(533)
Recoveries on loans charged-off	14	182	25	6	55	282
Ending Balance	$704	$1,022	$320	$4	$198	$2,248

	For the Three Month Period Ended September 30, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$251	$1,913	$508	$139	$147	$2,958
Provision for loan losses	206	(140)	(162)	52	44	—
Loans charged-off	(7)	(108)	(162)	(137)	(46)	(460)
Recoveries on loans charged-off	6	9	23	—	18	56
Ending Balance	$456	$1,674	$207	$54	$163	$2,554

	For the Nine Month Period Ended September 30, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	49	167	(352)	65	71	—
Loans charged-off	(7)	(244)	(286)	(137)	(144)	(818)
Recoveries on loans charged-off	30	30	114	—	41	215
Ending Balance	$456	$1,674	$207	$54	$163	$2,554

	For the Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	(12)	27	(129)	69	120	75
Loans charged-off	(9)	(562)	(468)	(137)	(182)	(1,358)
Recoveries on loans charged-off	52	180	120	14	59	425
Ending Balance	$415	$1,366	$254	$72	$192	$2,299

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At September 30, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$212	$100	$—	$—	$312
Total specific reserves	—	212	100	—	—	312
General reserves	704	810	220	4	198	1,936
Total	$704	$1,022	$320	$4	$198	$2,248

Loans individually evaluated for impairment	$—	$6,483	$424	$—	$—	$6,907
Loans collectively evaluated for impairment	39,195	100,956	31,184	1,905	6,549	179,789
Total	$39,195	$107,439	$31,608	$1,905	$6,549	$186,696

	At December 31, 2014
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$91	$51	$—	$—	$142
Total specific reserves	—	91	51	—	—	142
General reserves	415	1,275	203	72	192	2,157
Total	$415	$1,366	$254	$72	$192	$2,299

Loans individually evaluated for impairment	$—	$9,787	$280	$219	$—	$10,286
Loans collectively evaluated for impairment	33,308	106,650	31,660	2,706	6,428	180,752
Total	$33,308	$116,437	$31,940	$2,925	$6,428	$191,038

The following table presents impaired loans by class of loan (in thousands):

At September 30, 2015
	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$—	$—
HELOC’s and equity	134	134	100	310	290
Commercial
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	408	408	18	8,210	4,010
Non-owner occupied	691	691	194	1,428	1,374
Multi-family	—	—	—	—	—
Construction and Development:
Construction	—	—	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$1,233	$1,233	$312	$9,948	$5,674

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential:
First mortgages	$—	$—	$231	$—
HELOC’s and equity	212	34	274	24
Commercial:
Secured	—	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	8,802	296	5,637	603
Non-owner occupied	2,294	179	2,216	79
Multi-family	—	—	97	51
Construction and Development:
Construction	—	—	292	27
Improved Land	—	—	—	—
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$11,308	$509	$8,747	$784

	At December 31, 2014
	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	102	102	51	178	178	86	35
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	81	81	81	8,014	7,457	7,575	717
Non-owner occupied	—	—	—	2,388	2,154	2,228	165
Multi-family	95	95	10	—	—	97	69
Construction and Development							.
Construction	—	—	—	356	219	292	30
Improved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$278	$278	$142	$10,936	$10,008	$10,278	$1,016

The following table is an aging analysis of our loan portfolio (in thousands):

	At September 30, 2015
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$—	$526	$950	$1,476	$21,459	$22,935	$—	$1,454
HELOC’s and equity	229	24	182	435	8,238	8,673	—	256
Commercial:			—
Secured	30	—	—	30	32,565	32,595	—	—
Unsecured	—	—	—	—	6,600	6,600	—	—
Commercial Real Estate:
Owner occupied	906	689	—	1,595	51,154	52,749	—	1,693
Non-owner occupied	401	—	—	401	49,400	49,801	—	930
Multi-family	—	—	—	—	4,889	4,889	—	—
Construction and Development:
Construction	—	—	—	—	1,905	1,905	—	—
Improved Land	—	—	—	—	—	—	—	—
Consumer and Other	1	14	6	21	6,528	6,549	—	6
Total	$1,567	$1,253	$1,138	$3,958	$182,738	$186,696	$—	$4,339

	At December 31, 2014
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$2,273	$1,190	$1,036	$4,499	$19,960	$24,459	$35	$1,513
HELOC’s and equity	60	550	184	794	6,687	7,481	—	286
Commercial:
Secured	—	187	—	187	28,232	28,419	—	—
Unsecured	—	—	—	—	4,889	4,889	—	—
Commercial Real Estate:
Owner occupied	767	—	228	995	59,065	60,060	—	1,222
Non-owner occupied	1,429	588	84	2,101	42,425	44,526	—	1,026
Multi-family	35	327	95	457	11,394	11,851	—	95
Construction and Development:
Construction	—	—	—	—	2,759	2,759	—	—
Improved Land	103	—	—	103	63	166	—	—
Consumer and Other	6	22	18	46	6,382	6,428	—	18
Total	$4,673	$2,864	$1,645	$9,182	$181,856	$191,038	$35	$4,160

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

The following table presents our loan portfolio by risk rating (in thousands):

	At September 30, 2015
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$22,935	$21,589	$—	$1,346	$—
HELOC’s and equity	8,673	7,954	106	519	94
Commercial, financial, and agricultural:
Secured	32,595	32,565	—	30	—
Unsecured	6,600	6,600	—	—	—
Commercial Real Estate:
Owner occupied	52,749	45,498	5,369	1,882	—
Non-owner occupied	49,801	47,651	140	2,010	—
Multi-family	4,889	4,581	308	—	—
Construction and Development:
Construction	1,905	1,905	—	—	—
Improved Land	—	—	—	—	—
Consumer	6,549	6,531	—	13	5
Total	$186,696	$174,874	$5,923	$5,800	$99

	At December 31, 2014
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$24,459	$22,168	$—	$2,291	$—
HELOC’s and equity	7,481	6,346	557	476	102
Commercial, financial, and agricultural:
Secured	28,419	28,419	—	—	—
Unsecured	4,889	4,889	—	—	—
Commercial Real Estate:
Owner occupied	60,060	50,603	4,673	4,702	82
Non-owner occupied	44,526	37,750	4,805	1,971	—
Multi-family	11,851	10,353	1,368	130	—
Construction and Development:
Construction	2,759	2,540	—	219	—
Improved Land	166	127	39	—	—
Consumer	6,428	6,392	5	13	18
Total	$191,038	$169,587	$11,447	$9,802	$202

During the three months ended September 30, 2015, the Company modified one loan that was considered to be a troubled debt restructuring. During the nine months ended September 30, 2015, the Company modified five loans that were considered to be troubled debt restructurings. During the three and nine months ended September 30, 2014, the Company modified one loan that was considered to be a troubled debt restructuring. We extended the terms and decreased the interest rate on these loans (dollars in thousands).

Extended Terms and Decreased Interest Rate
	Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential:
Residential mortgages	5	$445	$445
Total	5	$445	$445

There was one loan restructured during the last twelve months that has experienced payment default subsequent to restructuring during the three and nine month periods ended September 30, 2015. There were no loans restructured during the last twelve months that experienced payment default subsequent to restructuring during the three and nine month periods ended September 30, 2014.

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

Loans—The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired, and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at September 30, 2015
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$28,592	$—	$28,592	$—
Mortgage-backed securities	86,891	—	86,891	—
Corporate securities	2,003	—	2,003	—
	117,486	—	117,486	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$6,271	$—	$—	$6,271
Single-family Residential	324	—	—	324
Other real estate owned	3,892	—	—	3,892
	10,487	—	—	10,487

	Fair Value Measurements at December 31, 2014
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,693	$—	$29,693	$—
Mortgage-backed securities	86,915	—	86,915	—
Corporate securities	10,003	—	10,003	—
	126,611	—	126,611	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,696	$—	$—	$9,696
Single-family Residential	229	—	—	229
Construction and Development	219	—	—	219
Other real estate owned	4,668	—	—	4,668
	14,812	—	—	14,812

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	September 30, 2015	Technique	Inputs	Range
Impaired Loans:
Commercial Real Estate	$6,271	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$324	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$3,892	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

As of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	December 31, 2014	Technique	Inputs	Range
Impaired Loans:
Commercial Real Estate	$9,696	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$229	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Construction & Development	$219	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$4,668	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Following are disclosures of fair value information about financial instruments, whethrer o not recognized on the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered an estimate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination, or issuance.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 (in thousands):

	September 30, 2015
	Fair Value Measurements
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,849	$2,849	$2,849	$—	$—
Interest-bearing deposits with banks	39,692	39,692	39,692	—	—
Federal funds sold	6,500	6,500	6,500	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	117,486	117,486	—	117,486	—
Other investments	799	799	799	—	—
Loans-net	184,448	183,512	—	—	183,512
Cash surrender value of life insurance	10,021	10,021	10,021	—	—

Financial liabilities:
Deposits	325,422	326,048	207,626	118,422	—
Advances from Federal Home Loan Bank	240	240	—	240	—

	Notional	Estimated
	Amount	Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	$34,220	$—
Commercial letters of credit	1,889	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2014 are as follows:

	December 31, 2014
	Fair Value Measurements
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,758	$2,758	$2,758	$—	$—
Interest-bearing deposits with banks	45,653	45,653	45,653	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	126,851	126,854	—	126,854	—
Other investments	792	792	792	—	—
Loans-net	188,739	188,195	—	—	188,195
Cash surrender value of life insurance	10,082	10,082	10,082	—	—
Financial liabilities:
Deposits	340,889	341,719	201,994	139,725	—
Advances from Federal Home Loan Bank	254	254	—	254	—

	Notional	Estimated
	Amount	Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$26,833	$—
Commercial letters of credit	2,027	—

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

	September 30,	December 31,
	2015	2014

Balance—beginning of period	$4,668	$7,404
Additions	143	1,201
Sales	(766)	(3,411)
Write downs	(153)	(526)

Balance—end of period	$3,892	$4,668

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

The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$3,067	$3,303	$2,714

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Aggregate amortization expense of core deposit intangibles:	$118	$118	$354	$354

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2015	$472
2016	$117
2017 and thereafter	$—

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

The following table presents the number of options that are considered antidilutive and dilutive in the computation of diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Options excluded from calculation of diluted earnings per share	24,877	49,277	24,877	49,277

Dilutive options included in calculation of diluted earnings per share	16,500	—	16,500	—

Total number of options outstanding	41,377	49,277	41,377	49,277

The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2015

Basic earnings per share available to common stockholders	$361	2,190	$0.16
Nonvested restricted stock grant	—	8	—
Effect of dilutive securities: options to purchase common shares	—	17	—
Diluted earnings per share	$361	2,215	$0.16

Nine Months ended September 30, 2015

Basic earnings per share available to common stockholders	$1,018	2,183	$0.47
Nonvested restricted stock grant	—	9	(0.01)
Effect of dilutive securities: options to purchase common shares	—	17	—
Diluted earnings per share	$1,018	2,209	$0.46

Three Months ended September 30, 2014

Basic earnings per share available to common stockholders	$317	2,169	$0.15
Nonvested restricted stock grant	—	24	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—
Diluted earnings per share	$317	2,193	$0.14

Nine Months ended September 30, 2014

Basic earnings per share available to common stockholders	$1,087	2,165	$0.50
Nonvested restricted stock grant	—	24	—
Effect of dilutive securities: options to purchase common shares	—	—	—
Diluted earnings per share	$1,087	2,189	$0.50

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

The following discussion is of the Company’s financial condition as of September 30, 2015 and December 31, 2014, and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2015 and 2014.

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

FINANCIAL CONDITION

At September 30, 2015, the Company had total assets of $381,010,000 compared to $395,639,000 at December 31, 2014. The $14,629,000 decline is primarily related to decreases in available for sale investments of $9,125,000, net loans of $4,291,000 and in other assets including other real estate owned (OREO) of $1,397,000. The decline in interest bearing deposits with banks of $5,961,000 is principally due to and offset by the federal funds sold of $6,500,000. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity. The decrease in available for sale securities is primarily attributed to securities sold to manage the Company’s asset/liability position in light of the current economic environment. At September 30, 2015, total assets consisted primarily of $117,486,000 in investment securities and $184,448,000 in net loans representing 31% and 48% of total assets, respectively. Investment securities and net loans represented 32% and 48% of total assets at December 31, 2014.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable decreased by $4,291,000 at September 30, 2015 compared to December 31, 2014. The decreases were primarily in commercial real estate of $8,998,000, construction and development of $1,020,000 and single-family residential loans of $332,000, offset by an increase in commercial, financial and agriculture loans of $5,887,000 and consumer loans of $121,000. The decline was primarily due to paydowns of $8.7 million in multifamily and hotel loans as these properties were scheduled to be sold. The Company continues to pursue opportunities to enhance its lending as well as investing in the resources needed to strengthen these efforts.

At September 30, 2015, OREO decreased by $776,000 to $3,892,000 compared to $4,668,000 reported at the year-end of 2014. This decrease is primarily related to the sale of OREO properties totaling $766,000 and $153,000 in write-downs, partially offset by $143,000 in additions to the OREO balance during the nine month period of 2015.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, decreased by $61,000 to $10,021,000 at September 30, 2015. The decrease is primarily due to a payout of $2,232,000, offset by an additional purchase of the bank owned life insurance of $2,000,000 and $171,000 in earnings on the premiums paid over the life of the insurance contract.

The Company’s liabilities at September 30, 2015 totaled $330,424,000 and consisted primarily of $325,421,000 in deposits, which decreased by $15,468,000 compared to total deposits of $340,889,000 at December 31, 2014. The decline is primarily attributable to the decline in time deposits. Accrued expenses and other liabilities were $4,763,000, representing a decrease of $167,000 compared to $4,930,000 at December 31, 2014 primarily due to payment of various claims accrued in the prior year. FHLB advances totaled $240,000 compared to $254,000 at December 31, 2014.

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

At September 30, 2015 and December 31, 2014, the investment securities portfolio represented approximately 31% and 32%, respectively, of the Company’s total assets.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2015	2014

Commercial, Financial, and Agricultural	$39,195	$33,308
Commercial Real Estate	107,439	116,437
Single-Family Residential	31,608	31,940
Construction and Development	1,905	2,925
Consumer	6,549	6,428
	186,696	191,038
Allowance for loan losses	2,248	2,299

	$184,448	$188,739

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At September 30, 2015 and December 31, 2014, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $139.0 million and $148.4 million, respectively, and represented 74.5% and 77.7% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $42.2 million and $41.9 million at September 30, 2015 and December 31, 2014, respectively.

•	The Company’s loans to area convenience stores were approximately $7.0 million and $7.3 million at September 30, 2015 and December 31, 2014, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $18.0 million and $21.3 million at September 30, 2015 and December 31, 2014, respectively.

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

For the nine months ended September 30, 2015, nonperforming assets decreased by $632,000, or 7.13%, to $8,231,000 compared to December 31, 2014, and decreased by $1,665,000 compared to the second quarter of 2015. The year-to-date decrease is primarily attributed to a $776,000 decline in other real estate owned (OREO), offset by an increase in nonperforming loans of $144,000. The Company charged-off $533,000 in nonperforming loans during the nine months of 2015 which is a decrease of $285,000 compared to the $818,000 charged-off for the same period last year. Charged-offs net of recoveries for the same period decreased by $352,000. At September 30, 2015, nonperforming assets represent 2.16% of total assets compared to 2.24% at December 31, 2014. There were no loans greater than 90 days past due and still accruing interest at September 30, 2015. At December 31, 2014, there was one loan greater than 90 days past due and still accruing interest.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$3,263	$2,883
Other nonaccrual loans	1,076	1,277
Past-due loans of 90 days or more and still accruing	—	35
Nonperforming loans	4,339	4,195

Real estate acquired through foreclosure	3,892	4,668
Total nonperforming assets	$8,231	$8,863

Ratios:
Nonperforming loans to loans, net of unearned income	2.32%	2.20%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	4.32%	4.53%

Nonperforming assets to total assets	2.16%	2.24%

Allowance for loan losses to nonperforming loans	51.81%	54.80%

Allowance for loan losses to nonperforming assets	27.31%	25.94%

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

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	September 30, 2015	December 31, 2014

Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,335	$5,839
Restructured loans nonaccruing	3,263	2,883
Total restructured and modified loans	$8,598	$8,722

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the nine month period ended September 30, 2015, a provision for loan losses of $200,000 was charged against operating earnings based on growth of the loan portfolio and the Company’s evaluation of the loan portfolio. For the same period in 2014, a provision for loan losses was deemed not necessary. Approximately $312,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2015 compared to $142,000 at December 31, 2014.

At September 30, 2015, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine months ended September 30, 2015 and 2014 (amount in thousands, except financial ratios):

	2015	2014

Loans, net of unearned income	$186,696	$186,598

Average loans, net of unearned income and the allowance for loan losses	$189,072	$180,669

Allowance for loan losses at the beginning of period	$2,299	$3,157

Loans charged-off:
Commercial, financial, and agricultural	—	7
Real estate - loans	368	667
Installment loans to individuals	165	144
Total loans charged-off	533	818

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	14	30
Real estate - loans	213	144
Installment loans to individuals	55	41
Total loans recovered	282	215

Net loans charged-off	251	603

Additions to allowance for loan losses charged to operating expense	200	—

Allowance for loan losses at period end	$2,248	$2,554

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.13%	0.33%

Ratio of allowance for loan losses to loans, net of unearned income	1.20%	1.37%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	September 30, 2015		December 31, 2014
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$704	21%	$415	17%
Commercial Real Estate	1,022	58%	1,366	61%
Single-family Residential	320	17%	254	17%
Construction and Development	4	1%	72	2%
Consumer	198	3%	192	3%

Total allowance for loan losses	$2,248	100%	$2,299	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at September 30, 2015 decreased by 4.5% or $15,468,000 to $325,421,000 compared to December 31, 2014. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits decreased by $4,170,000, or approximately 5.0% to $79,648,000 and interest-bearing deposits decreased by $11,298,000, or 4.4%, to $245,773,000 for the nine month period ending September 30, 2015. On an average basis, noninterest-bearing deposits increased by $5,196,000 to $88,341,000 for the nine month period in 2015 compared to $83,537,000 for the year ended December 31, 2014. Average interest-bearing deposits decreased by $13,795,000 to $254,157,000 at September 30, 2015 compared to $267,952,000 for the year ended December 31, 2014. At September 30, 2015, the Company’s cost of funds was approximately 0.20% compared to 0.23% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. At September 30, 2015 and December 31, 2014, the Company had $21,072,000 and $24,789,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with time deposits higher than the FDIC $250,000 insurance coverage limit.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $36,283,000 and $47,478,000 at September 30, 2015 and December 31, 2014, respectively.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2015	2014

NOW and money market accounts	$92,966	$84,620
Savings accounts	34,975	33,556
Time deposits of $100,000 or more	88,398	108,109
Other time deposits	29,434	30,786
	$245,773	$257,071

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of September 30, 2015 and December 31, 2014, total loans pledged as collateral were $29,051,000 and $31,727,000, respectively.

Maturity	Callable	Type	September 30, 2015		December 31, 2014
			(in thousands)

August 2026		(1)	—	$240	—	$254

Total Principal Outstanding				$240		$254

Weighted Average Rate at Period End			—%		—%

(1) Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At September 30, 2015 the Company had approximately an $78.0 million line of credit facility at the FHLB of which $20.2 million was committed consisting of advances of $240,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $21.0 million of borrowing capacity at the Federal Reserve Bank discount window.

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

For the three-month period ended September 30, 2015, net interest income increased by $73,000 or 2.34% to $3,195,000 compared to $3,122,000 reported for the same period last year. Total interest income increased by $34,000, or 1.02%, to $3,367,000 compared to $3,333,000 for the same three month period in 2014. Interest income on loans increased by $212,000 due to a 40 bps increase in yields earned on loans compared to the same period last year. Interest income on investment securities decreased by $177,000 primarily due to a 55 bps decrease in investment yields compared to third quarter of 2014 coupled with the investment portfolio having a lower average investment balance. Total interest expense for the period decreased by $39,000 or 18.48% compared to the same three month period in 2014 as the Company continues to manage the funding cost and deposit mix. At September 30, 2015, the Company’s cost of funds was approximately 0.20% compared to 0.23% for the same period last year.

On a year-to-date basis, net interest income decreased by $298,000 or 3.15% to $9,170,000 compared to $9,468,000 reported for the same period last year. Total interest income decreased by $397,000 or 3.93% to $9,705,000 compared to the same nine month period in 2014. Interest income on investment securities decreased by $480,000 primarily due to a 46 bps decrease in investment yields coupled with the investment portfolio having a lower average investment balance compared to the same period in 2014. Total interest expense for the nine month period ended September 30, 2015, decreased by $99,000 or 15.62% compared to the same period in 2014 as the Company lowered its funding cost and improved its deposit mix.

At September 30, 2015, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.47% compared to 3.36% in the previous quarter-end and 3.60% reported at September 30, 2014. The decrease in the net interest margin on a fully tax equivalent basis compared to the same period last year is primarily due to the paydown of higher rate legacy loans that are being replaced by lower yielding loans. Similarly, interest income on investment securities declined due to lower investment yields caused by higher yielding bonds being paid down, maturing or being called and being replaced with lower yielding securities, coupled with the investment portfolio having a lower average investment balance compared to 2014. The Company is mindful of the interest rate risk of investing its excess liquidity in this low rate environment which could negatively impact its liquidity and capital position with an interest rate increase on the horizon. Management continues to re-evaluate its business model and risk appetite to generate returns in this prolonged low rate environment.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the three and nine months ended September 30, 2015, the Company charged against operating earnings a provision for loan losses of $75,000 and $200,000, respectively. During the same periods in 2014, a provision for loan losses was deemed not necessary.

The allowance for loan losses was $2,248,000, $2,299,000, and $2,554,000 at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. The allowance for loan losses was 51.81%, 54.80%, and 43.27% of nonperforming loans at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2015 the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,069,000 for the three month period ended September 30, 2015, an increase of $79,000, or 7.98% compared with the same period last year. This increase is primarily due to gains on the sale of investment securities of $109,000 reported for the third quarter of 2015. There were no gains on sale of investment securities for the same period in 2014. The service charges on deposits and other operating income decreased by $9,000 and $21,000, respectively, compared to the same period last year.

For the year-to-date, noninterest income increased by $312,000 or 10.47% to $3,292,000 compared to the same period last year. This increase is primarily due to gains on the sale of investments of $421,000 reported for the nine month period in 2015. There were no gains on sale of investment securities for the same period in 2014. Service charges on deposits and other operating income declined by $89,000 and $20,000. respectively. The decline in service charges on deposits is primarily attributed to customers’ increased awareness of the overdraft fee and the current economic conditions.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the third quarter of 2015 decreased by $96,000 to $3,662,000 compared to $3,758,000 for the same quarter last year. Salaries and employee benefits expense increased by $99,000 due to the hiring of additional lending officers to enhance loan production, and the filling of two officer level positions that were vacant in 2014. Net occupancy and equipment expense increased by a nominal $2,000 compared to the same period of last year. OREO related expenses decreased by $153,000 compared to the same period last year. Other operating expenses decreased by $49,000 compared to the same period in the prior year. The decline in other operating expenses is in multiple expense categories as the Company continues to manage its expenses in line with declines in interest income.

For the nine month period ended September 30, 2015, non-interest expense decreased by $225,000 to $10,800,000 compared to $11,025,000 for the same period last year. Salaries and employee benefits expense increased by $272,000 due to the hiring of additional lending officers to enhance loan production, and the filling of two officer level positions that were vacant in 2014. Net occupancy and equipment expense decreased by $17,000 primarily due to lower building maintenance expense and insurance costs compared to the same period of last year. OREO related expenses declined by $318,000 compared to the same period last year. Other operating expenses decreased by $179,000 compared to the same period in the prior year. The decline in other operating expenses is in multiple expense categories as the Company continues to manage its expenses in line with the decline in interest income.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2015. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2015.

	Cumulative amounts as of September 30, 2015
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$39,692	$—	$—	$—	$39,692
Federal funds sold	$6,500	$—	$—	$—	$6,500
Certificates of deposit	—	350	—	—	350
Investments	—	2,215	5,451	109,820	117,486
Loans	34,532	40,575	75,984	35,605	186,696
Total interest-sensitive assets	$80,724	$43,140	$81,435	$145,425	$350,724

Interest-sensitive liabilities:
Interest bearing deposits (a)	$152,684	$58,881	$34,097	$111	$245,773
Other borrowings	—	—	—	240	240
Total interest-sensitive liabilities	$152,684	$58,881	$34,097	$351	$246,013

Interest-sensitivity gap	$(71,960)	$(15,741)	$47,338	$145,074	$104,711

Cumulative interest-sensitivity gap	(71,960)	(87,701)	(40,363)	104,711	104,711

Cumulative interest-sensitivity gap to total interest-sensitive assets	(20.52)%	(25.01)%	(11.51)%	29.86%	29.86%

(a) Savings, NOW, and money market deposits totaling $127,941 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At September 30, 2015 the Company had approximately a $78.0 million line of credit facility at the FHLB of which $20.2 million was committed consisting of advances of $240,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $21.0 million of borrowing capacity at the Federal Reserve Bank discount window. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased by $1,020,000 for the nine month period ended September 30, 2015 due to multiple factors. Accumulated other comprehensive income, net of income taxes, increased by $93,000. This increase is attributed to the volatility in interest rates and swings in credit spreads, and their impact on the fair value of the Company’s available for sale securities portfolio. Retained earnings increased by $845,000 primarily due to a net income of $1,196,000, partially offset by $178,000 of preferred dividends paid to the U.S. Treasury and a $173,000 in cash dividends paid to common stockholders. Additional paid-in-capital increased by $225,000 due to issuance of common stock and nonvested restricted stock grants, offset by the increase of nonvested restricted common stock and treasury stock of $100,000 and $48,000, respectively.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amount and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Effective January 1, 2015, the regulation now also requires the Company to maintain a minimum amount and ratio of common equity Tier 1 capital to risk weighted assets. At September 30, 2015, the Company and the Bank met all capital adequacy requirements to which it is subject and is considered to be ’‘well capitalized” under regulatory standards.

The following table presents regulatory capital adequacy ratios for the Company and the Bank as at September 30, 2015 and December 31, 2014:

	September 30,		December 31,
	2015		2014
	The Company	The Bank	The Company	The Bank

Tier 1 Capital (to average assets)	12%	12%	11%	11%
Tier 1 Capital (to risk weighted assets)	25%	20%	19%	18%
Tier 1 Common Equity (to risk weighted assets)	N/A	20%	N/A	N/A
Total Capital (to risk weighted assets)	26%	21%	19%	19%

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.      CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three and nine months ended September 30, 2015 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 16, 2015	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: November 16, 2015	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer

Page 44 of 46