Form 10-K
period 2015-12-31
CITIZENS BANCSHARES CORP /GA/
filed 2016-03-30
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________ to ___________

Commission file number	0-14535

Citizens Bancshares Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-1631302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Peachtree Street, N.W., Suite 2700, Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer (do not check if a smaller reporting company) ☐    Smaller reporting company ☒

The number of shares outstanding for each of the registrant’s classes of common stock as of March 25, 2016 was: 2,072,727 shares of Common Stock, $1.00 par value, 90,000 shares of Non-Voting Common Stock, $1.00 par value.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the last sale price of $9.86 per share on June 30, 2015, was approximately $13,184,430.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

Proxy Statement for 2016 Annual Meeting of Shareholders

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

The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see “Risk Factors” on page 17.

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

The Bank’s home office is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia 30303. In addition to its home office, the Bank operated ten branch offices located in Atlanta, East Point, Lithonia, Decatur, Stone Mountain and Columbus, Georgia, and Birmingham and Eutaw, Alabama at December 31, 2015. The corporate headquarters are located at 230 Peachtree Street, N.W., Suite 2700, Atlanta, Georgia 30303. The Bank conducts a general commercial banking business that serves Fulton, DeKalb and Muscogee Counties, Georgia, as well as Jefferson and Greene Counties, Alabama, acts as an issuing agent for U.S. savings bonds, travelers checks and cashiers checks, and offers collection teller services. The Bank has no subsidiaries.

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

Investments

As of December 31, 2015, investment securities comprised approximately 32% of the Bank’s assets, with loans (net of loan loss reserves) comprising 48% of assets. The Bank invests primarily in obligations of the United States, obligations guaranteed as to principal and interest by the United States, government-sponsored enterprises securities, general obligation municipals and other taxable securities.

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

Employees

As of December 31, 2015, the Bank had 97 full-time equivalent employees (the Company has no employees who are not also employees of the Bank). The Bank is not a party to any collective bargaining agreement and, in the opinion of management; the Bank enjoys excellent relations with its employees.

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

As of December 31, 2015, the Bank was considered well-capitalized.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2015 was 0.60 cents per $100 of assessable deposits for each quarter (except for the third quarter in which it was 0.58 cents). The assessment rate has been dropped to 0.58 cents for the first quarter of 2016. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

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
10

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

Capital Adequacy

Banks and bank holding companies, as regulated institutions, are required to maintain minimum levels of capital. The Federal Reserve and the FDIC have adopted minimum risk-based (Tier 1 capital, common equity Tier 1 capital (“CET1”) and total capital) and leverage capital requirements as well as guidelines that define components of the calculation of capital and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

In addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer is phased in over a 5-year period beginning January 1, 2016.

The following table presents the risk-based and leverage capital requirements applicable to the Bank:

	Adequately Capitalized Requirement	Well Capitalized Requirement	Well Capitalized with Buffer, fully phased in 2019
Leverage	4.0%	5.0%	5.0%
CET1	4.5%	6.5%	7.0%
Tier 1	6.0%	8.0%	8.5%
Total Capital	8.0%	10.0%	10.5%

The Dodd-Frank Act establishes certain regulatory capital deductions with respect to hybrid capital instruments, such as trust preferred securities, that will effectively disallow the inclusion of such instruments in Tier 1 capital if such capital instrument is issued on or after May 19, 2010. However, preferred shares issued to the U.S. Department of the Treasury (the “Treasury”) pursuant to the TARP Capital Purchase Program (“TARP CPP”) or TARP Community Development Capital Initiative (“TARP CDCI”) are permanently includable in Tier 1 capital.

The FDIC also considers interest rate risk (arising when the interest rate sensitivity of the Bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of the bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.

The Bank’s capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described above and they are not necessarily an accurate representation of its overall financial condition or prospects for other purposes. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. See “Prompt Corrective Action” above.

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
13

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
14

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

Volcker Rule: On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which became effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2016.

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

At December 31, 2015, we had a total of $4,463,000 of OREO, reflecting a $205,000 decrease, or 4.40%, compared to 2014. This decrease in OREO is primarily due to sales and write-downs of OREO market valuations which exceeded additions to OREO in 2015. While we do not foresee it, the amount of OREO may increase in 2016. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise will increase. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and may reduce our ultimate realization from any OREO sales.

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

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and, potentially, the price of our securities. In addition, we cannot predict whether interest rates will continue to remain at present levels, or the timing of any anticipated changes. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. If there is a substantial increase in interest rates, our investment portfolio is at risk of experiencing price declines that may negatively impact our total capital position through changes in other comprehensive income.

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
20

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

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The potential reach of the CFPB’s broad rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

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

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. There can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future. If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A downgrade in our regulatory condition could also cause our assessment to materially increase. During 2015, the Company expensed $325,000 in FDIC premiums.

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

We have supported our capital operations by issuing classes of preferred stock to the United States Department of the Treasury under the Troubled Assets Relief Program Community Development Capital Initiative. As of December 31, 2015, we had outstanding preferred stock issued to the Treasury totaling $11.8 million. The preferred stock has dividend rights that are senior to our common stock; therefore, we must pay dividends on the preferred stock before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution, or liquidation, the Treasury must be satisfied before we can make any distributions to our common stockholders. Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

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

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no written comments from the Commission staff regarding our periodic reports or current reports under the Act which remain unresolved.

ITEM 2.	DESCRIPTION OF PROPERTIES

The Bank’s main office building is located at 75 Piedmont Avenue, N.E., Atlanta, Georgia, which is leased. As of December 31, 2015, in addition to its main office, the Bank also operated nine other branch offices: the office located at 2727 Panola Road, Lithonia, Georgia, which is owned by the Bank; the office located at 965 M.L. King Jr. Drive, Atlanta, Georgia, which is owned by the bank; the office located at 2840 East Point Street, East Point, Georgia, which is owned by the bank; the office located at Rockbridge Plaza, 5771 Rockbridge Road, Stone Mountain, Georgia, which is owned by the Bank; the office located at 3705 Cascade Road, Atlanta, Georgia, which is owned by the bank; the office located at 3065 Stone Mountain Street, Lithonia, Georgia, which is owned by the Bank; the office located at 3172 Macon Road, Columbus, Georgia, which is leased; the office located at 1700 Third Avenue North, Birmingham, Alabama, which is owned by the Bank; and the office located at 213 Main Street, Eutaw, Alabama, which is owned by the Bank. The Bank’s corporate headquarters are located in leased space at 230 Peachtree Street, N.W., Suite 2700, Atlanta, Georgia. In the opinion of management, all of these properties are adequately insured.

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

The Company’s common stock, $1.00 par value (“Common Stock”), is traded on the Over-The-Counter Bulletin Board, but there is limited trading. The following table sets forth high and low bid information for the Common Stock for each of the quarters in which trading has occurred since January 1, 2014. The prices set forth below reflect only information that has come to management’s attention and do not include retail mark-ups, markdowns, or commissions and may not represent actual transactions.

Quarter Ended:	High Bid	Low Bid

Fiscal year ended December 31, 2015
March 31, 2015	$9.05	$8.55
June 30, 2015	$10.25	$8.66
September 30, 2015	$9.86	$8.50
December 31, 2015	$9.11	$7.51

Fiscal year ended December 31, 2014
March 31, 2014	$8.25	$6.15
June 30, 2014	$8.99	$7.33
September 30, 2014	$8.91	$8.10
December 31, 2014	$9.00	$8.40

As March 25, 2016, there were approximately 1,145 holders of record of Common Stock. The Company also has outstanding 90,000 shares of Non-Voting Common Stock, all of which is held by one shareholder.

The Company paid an annual cash dividend of $0.08 per share in 2015 and 2014. The Company’s dividend policy in the future will depend on the Bank’s earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company. See “Description of Business – Bank Regulation.”

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

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2015, 2014, or 2013.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts is presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2015, 2014 or 2013.

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

We believe that the allowance for loan losses at December 31, 2015 is adequate to cover probable inherent losses in the loan portfolio. However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which was not known to management at the time of the issuance of the Company’s Consolidated Financial Statements. Therefore, our assumptions may or may not prove valid. Thus, there can be no assurance that loan losses in future periods, including potential incremental losses resulting from the sale of the commercial loans held for sale, will not exceed the current allowance for loan losses amount or that future increases in the allowance for loan losses will not be required. Additionally, no assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

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

	Years ended December 31,
	2015	2014	2013
	(amounts in thousands, except per share data and financial ratios)
Statement of income data:
Net interest income	$12,068	$12,529	$12,863
Provision for loan losses	$100	$75	$425
Net income	$1,819	$1,808	$1,349
Net income available to common shareholders	$1,582	$1,572	$1,112
Per share data:
Net income per common share - basic	$0.72	$0.73	$0.52
Book value per common share	$17.87	$17.49	$16.06
Cash dividends paid per common share	$0.08	$0.08	$0.08
Balance sheet data:
Loans, net of unearned income	$186,961	$191,038	$185,276
Deposits	$328,862	$340,889	$336,962
Advances from Federal Home Loan Bank	$5,235	$254	$273
Total assets	$388,620	$395,639	$387,733
Average stockholders’ equity	$49,962	$48,063	$47,773
Average assets	$394,287	$404,274	$398,063
Ratios:
Net income available to common shareholders to average assets	0.40%	0.39%	0.28%
Net income available to common shareholders to average stockholders’ equity	3.17%	3.27%	2.33%
Dividend payout ratio per common share	10.89%	10.93%	15.45%
Average stockholders’ equity to average assets	12.67%	11.89%	12.00%

In 2015, the Company reported net income available to common shareholders of $1,582,000 compared to $1,572,000 in 2014, and a 42 percent increase over net income available to common shareholders of $1,112,000 reported in 2013. The year over year increase in 2015 net income available to common shareholders is attributed primarily to the successful implementation of the Company’s asset disposition plan that started in 2012 which has reduced the amount of nonperforming assets on the Company’s books and its negative impact on earnings. The provision for loan losses was $100,000 compared to $75,000 in 2014 and declined by 77 percent or $325,000 compared to 2013 due to continued improvement in credit quality. Also, other real estate owned related expenses decreased 57 percent or $507,000 during 2015 compared to 2014.

The Company is a participant in the U.S. Department of the Treasury TARP CPP program and paid preferred dividends of $237,000 in 2015, 2014, and 2013. Basic and diluted earnings per common share were $0.72 and $0.71 for the year ended December 31, 2015, respectively. Basic and diluted earnings per common share were $0.73 and $0.72 for 2014, respectively. For fiscal year 2013, basic and diluted earnings per common share were $0.52 and $0.51, respectively.

The Company has maintained its strong capital position during the financial crisis that has affected the banking system and financial markets. The ratio of average stockholders’ equity to average assets is one measure used to determine capital strength. The Company’s average stockholders’ equity to average assets ratio for 2015, 2014, and 2013 was 12.67%, 11.89% and 12.00%, respectively. The Company’s net income available to common shareholders to average stockholders’ equity (return on equity), was 3.17%, 3.27% and 2.33% in 2015, 2014 and 2013, respectively.

The following statistical information is provided for the Company for the years ended December 31, 2015, 2014 and 2013. The data is presented using daily average balances. The data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-K. Some of the financial information provided has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report (amounts in thousands).

		2015			2014			2013
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
Assets:

Interest-earning assets:
Loans, net (a)	$187,636	$9,813	5.23%	181,856	$9,864	5.42%	178,652	$10,487	5.87%

Investment securities:
Taxable	97,496	1,940	1.99%	104,714	2,213	2.11%	104,531	1,912	1.83%
Tax-exempt (b)	25,129	1,329	5.29%	30,479	1,761	5.78%	35,314	1,924	5.45%
Federal funds sold	1,808	9	0.00%	—	—	0.00%	—	—	0.00%
Interest bearing deposits	50,680	128	0.25%	50,229	123	0.24%	38,348	97	0.25%
Total interest-earning assets	362,749	$13,219	3.64%	367,278	$13,961	3.80%	356,845	$14,420	4.04%

Other non-interest earning assets	31,538			36,996			41,218

Total Assets	$394,287			404,274			398,063

Liabilities and stockholders’ equity:

Interest bearing liabilities:

Deposits:
Interest bearing demand and savings	$128,893	$151	0.12%	128,107	$168	0.13%	124,003	$271	0.22%
Time	122,601	549	0.45%	139,845	665	0.48%	146,831	632	0.43%
Other borrowings	258	—	0.00%	263	—	0.00%	419	1	0.24%
Total interest bearing liabilities	$251,752	$700	0.28%	268,215	$833	0.31%	271,253	$904	0.33%

Other non-interest bearing liabilities	92,573			87,996			79,037
Stockholders’ equity (c)	49,962			48,063			47,773

Total liabilities and stockholders’ equity	$394,287			404,274			398,063

Excess of interest-earning assets over
Interest-bearing liabilities	$110,997			99,063			85,592

Ratio of interest-earning assets to
Interest-bearing liabilities	144.09%			136.93%			131.55%

Net interest income		$12,519			$13,128			$13,516

Net interest spread			3.36%			3.49%			3.71%

Net interest yield on interest earning assets			3.45%			3.57%			3.79%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are also included.

(b)	Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

(c)	Includes voting and non-voting common stock and preferred stock.

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2015, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2015	2014	(decrease)	Volume	Rate
Interest earned on:

Loans, net	$9,813	$9,864	$(51)	$308	$(359)
Taxable investment securities	1,940	2,213	(273)	(148)	(125)
Tax-exempt investment securities (b)	1,329	1,761	(432)	(296)	(136)
Federal funds sold	9	—	9	5	4
Interest bearing deposits	128	123	5	1	4
Total interest income	13,219	13,961	(742)	(130)	(612)

Interest paid on:

Savings & interest-bearing demand deposits	151	168	(17)	1	(18)
Time deposits	549	665	(116)	(80)	(36)
Other borrowed funds	—	—	—	—	—
Total interest expense	700	833	(133)	(79)	(54)

Net interest income	$12,519	$13,128	$(609)	$(51)	$(558)

(a)	The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.
35

Average Balance Sheets, Interest Rate, and Interest Differential (Continued)

The following table sets forth, for the year ended December 31, 2014, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (amounts in thousands):

	December 31,		Increase	Due to Change in (a)
	2014	2013	(decrease)	Volume	Rate
Interest earned on:

Loans, net	$9,864	$10,487	$(623)	$181	$(804)
Taxable investment securities	2,213	1,912	301	4	297
Tax-exempt investment securities (b)	1,761	1,924	(163)	(271)	108
Interest bearing deposits	123	97	26	30	(4)
Total interest income	13,961	14,420	(459)	(56)	(403)

Interest paid on:

Savings & interest-bearing demand deposits	168	271	(103)	5	(108)
Time deposits	665	632	33	(34)	67
Other borrowed funds	0	1	(1)	—	(1)
Total interest expense	833	904	(71)	(29)	(42)

Net interest income	$13,128	$13,516	$(388)	$(27)	$(361)

(a)	The change in interest due to both rate and volume has been allocated proportionately to the volume and rate components.

(b)	Reflects taxable equivalent adjustments using a tax rate of 34% to adjust interest on tax-exempt investment securities to a fully taxable basis, including the impact of the disallowed interest expense related to carrying such tax-exempt securities.

Financial Condition

At December 31, 2015, the Company had total assets of $388,620,000 which represents a decrease of $7,019,000 from last year. Total assets primarily consisted of $123,258,000 in investment securities and $184,836,000 in net loans representing 32 percent and 48 percent, respectively, of total assets at December 31, 2015. For the same period last year, investment securities and net loans represented 32 percent and 48 percent, respectively, of total assets.

Interest-bearing deposits with banks decreased by $15,833,000 to $29,819,000 at December 31, 2015 compared to last year. The decrease in interest-bearing deposits is primarily due to a $16,500,000 increase in federal funds sold. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity position. Investment securities available for sale decreased $3,353,000 to $123,258,000 during the year. The Company monitors its short-term liquidity position daily and closely manages its overnight cash positions in light of the current economic environment.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Average loans, net for the years ended December 31, 2015 and 2014 were $187,636,000 and $181,856,000, respectively. Loans, net outstanding at December 31, 2015 and 2014 were $184,837,000 and $188,739,000, respectively. The decrease was primarily driven by a decrease of commercial real estate loans of $12,344,000, single-family residential of $844,000 and construction & development of $705,000; offset by an increase in commercial, financial and agriculture of $9,440,000, and consumer loans of $376,000 during the year, coupled with a decline in the allowance for loan losses of $175,000. As with our industry, we are experiencing the impact of a challenging lending environment and competitive pricing pressures. However, we continue to cultivate new lending opportunities and invest in the resources needed to augment our lending operations to pursue quality and profitable loan growth.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased by $8,000 to $10,090,000 at December 31, 2015. The increase is attributed to the earnings on the premiums paid over the life of the insurance contract.

At December 31, 2015, other real estate owned decreased by $205,000 to $4,463,000 compared to the year-end of 2014. The decrease is due to sales of $964,000 and write-downs of $217,000 which exceeded the $976,000 in additions of foreclosed properties during 2015.

The Company’s liabilities at December 31, 2015 totaled $338,244,000 and consisted primarily of $328,862,000 in deposits. Average deposits for the years ended December 31, 2015 and 2014 were $339,464,000 and $351,489,000, respectively. Total deposits outstanding at December 31, 2015 and 2014 were $328,862,000 and $340,889,000, respectively. FHLB advances at December 31, 2015 totaled $5,235,000 compared to $254,000 at December 31, 2014.

At December 31, 2015, stockholders’ equity was $50,376,000, representing an increase of $810,000 over year-end 2014 primarily due to a net income of $1,819,000 earned in 2015 offset by $741,000 in accumulated other comprehensive income (loss) as a result of the increases in interest rates and their impact on the market value of the Company’s investments and other stockholders’ component of $409,000 primarily due to the payment of preferred and common stock dividends. As a result, book value per common share increased to $17.87 at December 31, 2015 compared to $17.49 at December 31, 2014.

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

The carrying values of investment securities held to maturity and investment securities available for sale at the indicated dates are presented below:

	December 31,
	2015	2014	2013
Available for Sale:	(amounts in thousands)
State, county, and municipal securities	$29,457	$29,693	$34,802
Mortgage-backed securities	91,800	86,915	96,267
Corporate securities	2,001	10,003	9,976

Totals	$123,258	$126,611	$141,045

	December 31,
	2015	2014	2013
Held to Maturity:	(amounts in thousands)
State, county, and municipal securities	$—	$240	$240

Totals	$—	$240	$240

Investment securities comprised approximately 32 percent of the Company’s assets at December 31, 2015 and 2014. The investment portfolio had a fair market value of $123,258,000 and an amortized cost of $123,366,000, resulting in a net unrealized loss of $107,000 at December 31, 2015. For the same period in 2014, the investment portfolio had a fair market value of $126,854,000 and an amortized cost of $125,835,000, resulting in a net unrealized gain of $1,019,000.

Total investments classified as available for sale had a fair value of $123,258,000 ($123,366,000 amortized cost) at December 31, 2015, compared to a fair value of $126,611,000 ($125,595,000 amortized cost) at December 31, 2014. Investments classified as held to maturity at December 31, 2014 had an amortized cost of $240,000 (estimated fair value of $243,000). There were no investments classified as held to maturity at December 31, 2015.

The following table shows the contractual maturities of all investment securities at December 31, 2015 and the weighted average yields (on a fully taxable basis assuming a 34 percent tax rate) of such securities. Mortgage-backed securities are classified by their contractual maturity; however, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Maturing
	Within 1 Year		Between 1 and 5 Years		Between 5 and 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$1,764	—%	$155,981	2.61%	$8,194,956	2.26%	$83,447,736	1.63%

State, county, and municipal securities	200,602	3.97%	5,225,595	5.70%	23,824,007	5.13%	206,988	2.88%

Corporate securities	2,000,592	2.34%	—	—%	—	—%	—	—%

Totals	$2,202,958		$5,381,576		$32,018,963		$83,654,724

Other investments consist of Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted and have no readily determined market value. The Company is required to maintain an investment in the FHLB and FRB as part of its membership conditions. The level of investment is determined by the amount of outstanding advances at the FHLB, and at the FRB it is 6 percent of the par value of the bank’s common stock outstanding and paid-in-capital. These investments are carried at cost and increased by $173,000 to $965,000 in 2015 compared to 2014.

Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan (amounts in thousands):

	December 31,
	2015	2014	2013	2012	2011
Commercial, financial, and agricultural	$42,748	$33,308	$20,292	$23,510	$22,706
Real estate - commercial	104,093	116,437	120,180	125,239	126,675
Real estate - residential	31,096	31,940	34,864	34,523	37,539
Real estate - construction	2,220	2,925	3,626	1,813	5,377
Installment	6,804	6,428	6,314	5,913	7,090
	186,961	191,038	185,276	190,998	199,387
Allowance for loan losses	2,124	2,299	3,157	3,509	3,956
	$184,837	$188,739	$182,119	$187,489	$195,431

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Annual Report on Form 10-K. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham. The largest component of loans in the Company’s loan portfolio is real estate mortgage loans. At December 31, 2015 and 2014, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate and other loans secured by multi-family properties, totaled $135.2 million and $148.4 million, respectively and represented 72.3 percent and 77.7 percent, respectively of gross loans outstanding.

The Company’s loans to area churches were approximately $42.0 million at December 31, 2015 and $41.9 million at 2014, respectively. Loans to local area convenience stores totaled approximately $6.1 million and $7.3 million in 2015 and 2014, respectively. The Company also has approximately $15.6 million and $21.3 million in loans to area hotels at December 31, 2015 and 2014, respectively. These loans are generally secured by real estate. The balance of church, convenience store, and hotel loans represents the accounting loss the Company could incur if any party to these loans failed completely to perform according to the terms of the contract and the collateral proved to be of no value.

The following table sets forth certain information at December 31, 2015, regarding the contractual maturities and interest rate sensitivity of certain categories of the Company’s loans (amounts in thousands):

	Due after
	One year or less	Between one and five years	After five years	Total
Commercial, financial, and agricultural	$4,931	$27,919	$9,898	$42,748
Real estate - commercial	54,198	48,084	1,811	104,093
Real estate - residential	5,801	7,536	17,759	31,096
Real estate - construction	1,076	1,144	—	2,220
Installment	3,122	3,320	362	6,804
	$69,128	$88,003	$29,830	$186,961

Loans due after one year:
Having predetermined interest rates				$70,563
Having floating interest rates				47,270
Total				$117,833

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

The U.S. economy continues to show signs of improvement which has had a positive impact on the Company’s nonperforming assets as nonperforming balances declined in all categories for the third consecutive year. At December 31, 2015, total nonperforming assets decreased by $1,384,000, or 16 percent to $7,479,000 compared to December 31, 2014, which declined by $5,661,000 or 39 percent compared to December 31, 2013. Nonperforming loans at December 31, 2015 were $3,016,000, a decrease of $1,179,000, or 28 percent, and OREO declined by $205,000, or 4 percent, from December 31, 2014.

OREO properties are actively marketed with the primary objective of liquidating the collateral at a level which most accurately approximates fair value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. Loan charge-offs were recorded prior to or upon foreclosure to write down the collateral to fair value less estimated costs to sell. In 2015, the Company charged-off $603,000 of nonperforming loans and wrote down foreclosed assets by $217,000 to their estimated fair value based on third party appraisal. In 2014, the Company charged-off $1,358,000 of nonperforming loans and wrote down foreclosed assets by $526,000.

At December 31, 2015, there were no loans greater than 90 days past due and still accruing interest. There was one (1) loan greater than 90 days past due and still accruing interest at December 31, 2014. In addition there were 42 and 41 loans restructured or otherwise impaired totaling $7,782,000 and $8,722,000 at December 31, 2015 and 2014, respectively. At December 31, 2015, 13 restructured loans totaling $2,497,000 and at December 31, 2014, 14 restructured loans totaling $2,883,000 are included in nonaccrual loans in the table below.

The Company is working aggressively to resolve and reduce nonperforming assets including restructuring loans, requesting additional collateral, demanding payment from guarantors, sale of the loans if possible, or foreclosure and sale of the collateral.

The table below presents a summary of the Company’s nonperforming assets:

	December 31,
	2015	2014	2013	2012	2011
	(in thousands, except financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$2,497	$2,883	$4,482	$3,941	$4,044
Other nonaccrual loans	519	1,277	2,638	6,854	8,908
Past-due loans of 90 days or more	—	35	—	—	—
Nonperforming loans	3,016	4,195	7,120	10,795	12,952

Real estate acquired through foreclosure	4,463	4,668	7,404	8,195	10,076
Total nonperforming assets	$7,479	$8,863	$14,524	$18,990	$23,028

Ratios:
Nonperforming loans to loans, net of unearned income	1.61%	2.20%	3.84%	5.65%	6.50%

Nonperforming assets to loans, net of unearned income and real estate acquired through foreclosure	3.91%	4.53%	7.54%	9.53%	10.99%

Nonperforming assets to total assets	1.92%	2.24%	3.75%	4.80%	5.80%

Allowance for loan losses to nonperforming loans	70.42%	54.80%	44.34%	32.51%	30.54%

Allowance for loan losses to nonperforming assets	28.40%	25.94%	21.74%	18.48%	17.18%

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

In connection with consumer loan TDRs, a nonperforming loan will be returned to accruing status when current as to principal and interest and upon a sustained historical repayment performance (generally a minimum of six months). At December 31, 2015 and December 31, 2014 all restructurings were classified as TDRs.

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	December 31,
	2015	2014	2013	2012	2011
Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,285	$5,839	$6,177	$6,258	$5,051
Restructured loans nonaccruing	2,497	2,883	4,482	3,941	4,044
Other Loan Modifications	—	—	—	—	—
Total restructured and modified loans	$7,782	$8,722	$10,659	$10,199	$9,095

Troubled debt restructured loans that have performed in accordance with the restructured terms of the agreement for one year and for which an interest rate concession was not granted are removed from the TDR classification.

Potential Problem Loans

Potential problem loans include loans or industries about which management has become aware of information regarding possible credit issues for borrowers within that industry that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2015 and 2014, the Company had identified $1.5 million and $11.2 million, respectively, of potential problem loans through its internal review procedures. The decline is primarily due to a $10.2 million decline in total criticized or classified loans which excludes SBA guaranteed loans. The results of this internal review process are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

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

Loans are charged against the allowance when, in the opinion of management, such loans are deemed uncollectible and subsequent recoveries are added to the allowance. In 2015, based on the Company’s evaluation, a provision for loan losses of $100,000 was charged against operating earnings compared to $75,000 for the same period last year. There remains a continued improvement in the credit quality of the Company’s loan portfolio as the overall economic condition continues to improve which has had a positive impact on our core loan customers’ ability to meet their credit obligations as evidenced by the decrease in nonperforming assets and nonperforming loans noted above. Foreclosures also decreased during the year totaling $976,000 for 2015 compared to $1,201,000 for 2014.

The Company’s allowance for loan losses was approximately $2,124,000 or 1.14 percent of loans receivable, net of unearned income at December 31, 2015, and $2,299,000 or 1.20 percent of loans receivable, net of unearned income at December 31, 2014. Management believes that the allowance for loan losses at December 31, 2015 is adequate to provide for potential loan losses given past experience and the underlying strength of the loan portfolio.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense:

	December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except financial ratios)

Loans, net of unearned income	$186,961	$191,038	$185,276	$190,998	$199,387

Average loans, net of unearned income, discounts and the allowance for loan losses	$187,636	$181,856	$178,652	$191,862	$192,080

Allowance for loan losses at the beginning of period	$2,299	$3,157	$3,509	$3,956	$4,188

Loans charged-off:
Commercial, financial, and agricultural	—	9	22	21	262
Real estate - loans	406	1,167	1,294	2,899	3,824
Installment loans to individuals	197	182	169	149	216
Total loans charged-off	603	1,358	1,485	3,069	4,302

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	28	52	41	33	29
Real estate - loans	235	314	607	114	60
Installment loans to individuals	65	59	60	75	98
Total loans recovered	328	425	708	222	187

Net loans charged-off	275	933	777	2,847	4,115

Additions to allowance for loan losses charged to operating expense	100	75	425	2,400	3,883

Allowance for loan losses at period end	$2,124	$2,299	$3,157	$3,509	$3,956

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.15%	0.51%	0.43%	1.48%	2.14%

Ratio of allowance for loan losses to loans, net of unearned income	1.14%	1.20%	1.70%	1.84%	1.98%
45

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Commercial, financial, and agricultural	$342	23%	$415	17%	$384	11%	$433	12%	$394	11%
Commercial Real Estate	1,170	56%	1,366	61%	1,721	65%	1,853	66%	2,206	64%
Single-family Residential	435	17%	254	17%	731	19%	803	18%	696	19%
Construction and Development	3	1%	72	2%	126	2%	177	1%	449	3%
Consumer	174	3%	192	3%	195	3%	243	3%	211	3%

Total allowance for loan losses	$2,124	100%	$2,299	100%	$3,157	100%	$3,509	100%	$3,956	100%

Deposits

Deposits are the Company’s primary source of funding loan growth. Total deposits at December 31, 2015 decreased by $12,027,000 or 3.53 percent, to $328,862,000. The decrease was primarily in time deposits. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Average noninterest-bearing deposits increased $4,577,000 or 5.20 percent, to $92,573,000 in 2015 compared to the $87,996,000 reported in 2014. Average interest-bearing deposits decreased by $16,458,000 to $251,494,000 in 2015 compared to 2014. As a result of the high level of core deposits, the bank maintained a net interest margin of 3.45 percent on a tax equivalent basis compared to 3.57 percent reported last year.

In addition, the Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from full FDIC insurance on CD deposits greater than $250,000. At December 31, 2015 and 2014, the Company had $21,020,000 and $24,789,000 in CDARS deposits, respectively. Participation in this program has enhanced the Company’s ability to retain customers with CD deposits higher than the FDIC $250,000 insurance coverage.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $35,020,000 and $47,478,000 at December 31, 2015 and 2014, respectively.

The maturities of time deposits of $100,000 or more are presented below as of December 31, 2015 (in thousands):

3 months or less	$26,177
Over 3 months through 6 months	15,161
Over 6 months through 12 months	20,999
Over 12 months	24,577

Total	$86,914

For additional information about the Company’s deposit maturities and composition, see Note 5, Deposits, in the Notes to Consolidated Financial Statements.

Other Borrowed Funds

While the Company continues to emphasize funding earning asset growth through deposits, it relies on other borrowings as a supplemental funding source and to manage its interest rate sensitivity. During 2015, the Company’s average borrowed funds decreased by $5,000 to $258,000 from $263,000 in 2014. The average interest rate on other borrowings was zero percent in 2015 and 2014. Other borrowings consist of Federal Reserve Bank discount window borrowings, short-term borrowings and Federal Home Loan Bank (the “FHLB”) advances. The Bank had an average outstanding advance from the FHLB of $258,000 in 2015 and $263,000 in 2014. The maximum balance outstanding as of any month-end was $5,235,000 in 2015 and $272,000 in 2014. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 and multi-family mortgages and certain commercial real estate loans and investment securities.

For additional information regarding the Company’s other borrowings, see Note 6, Other Borrowings, in the Notes to Consolidated Financial Statements.

Disclosure about Contractual Obligations and Commitments

The following tables identify the Company’s aggregated information about contractual obligations and loan commitments at December 31, 2015.

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total

FHLB advances	$5,000,000	$—	$—	$234,707	$5,234,707
Operating leases	197,192	660,707	737,082	2,770,738	4,365,719
	$5,197,192	$660,707	$737,082	$3,005,445	$9,600,426

	Amount of Commitment Expiration Per Period
Other Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total

Commitments to extend credit	$22,332,829	$8,100,972	$4,566,259	$843,302	$35,843,362
Commercial letters of credit	1,889,482	—	—	—	1,889,482
	$24,222,311	$8,100,972	$4,566,259	$843,302	$37,732,844

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At December 31, 2015, the Company has a $76.1 million line of credit facility at the FHLB of which $25.2 million was outstanding consisting of advances of $5,235,000 and a letter of credit to secure public deposits in the amount of $20 million. The Company also had $23.5 million of borrowing capacity at the Federal Reserve Bank discount window and an unsecured $4 million fed funds line of credit. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

Capital Resources

Stockholders’ equity increased by $810,000 or 1.6 percent during 2015, primarily due to a net income of $1,819,000 earned in 2015 offset by $741,000 in accumulated other comprehensive income (loss) as a result of the increases in interest rates and their impact on the market value of the Company’s investments and other stockholders’ component of $409,000 primarily due to the payment of preferred and common stock dividend.

The annual dividend payout rate was $0.08 per common share in 2015 and 2014. The dividend payout ratio was 11 percent for 2015 and 2014. The Company intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth. Because of our CDCI investment, we must receive the approval of Treasury before increasing our dividend above $0.08 per common share.

A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. The Company has satisfied its capital requirements principally through the retention of earnings. The ratio of average shareholders’ equity as a percentage of total average assets is one measure used to determine capital strength. The Company continues to maintain a strong capital position as its ratio of average stockholders’ equity to average assets was 12.67 percent for 2015 and 11.89 percent in 2014.

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

At December 31, 2015, the Company’s ratio of total capital to risk-weighted assets was 20 percent, our ratio of Tier 1 Capital to risk-weighted assets was 20 percent, and our leverage ratio was 12 percent. The Company met all capital adequacy requirements to which it is subject and is considered to be “well capitalized” under regulatory standards.

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

Net interest income, on a fully tax-equivalent basis, accounted for 70 percent and 75 percent of total revenues on a fully tax-equivalent basis in 2015 and 2014, respectively. Net interest income, on a fully tax-equivalent basis, accounted for 72 percent of total revenues on a fully tax-equivalent basis in 2013. The level of such income is influenced primarily by changes in volume and mix of earning assets, sources of noninterest income and sources of funding, and market rates of interest. The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for managing changes in net interest income and net worth resulting from changes in interest rates based on acceptable limits established by the Board of Directors. The ALCO reviews economic conditions, interest rate forecasts, demand for loans, the availability of deposits, current operating results, liquidity, capital, and interest rate exposures. Based on such reviews, the ALCO formulates strategies that are intended to implement objectives set forth in the asset/liability management policy to ensure it is properly positioned to react to changing interest rates and inflationary trends.

The following table represents the Company’s net interest income on a tax-equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Interest income on tax-exempt investment securities was adjusted to reflect the income on a tax-equivalent basis (considering the effect of the disallowed interest expense related to carrying these tax-exempt investment securities) using a nominal tax rate of 34 percent for 2015, 2014, 2013 (amount in thousands).

	Years ended December 31,
	2015	2014	2013

Interest Income	$12,768	$13,362	$13,766
Tax-equivalent adjustment	451	599	654

Interest income, tax-equivalent basis	13,219	13,961	14,420
Interest expense	(700)	(833)	(903)

Net interest income, tax equivalent basis	12,519	13,128	13,517

Provision for loan losses	(100)	(75)	(425)
Noninterest income	4,601	4,441	4,481
Noninterest expense	(14,444)	(14,952)	(15,721)

Income before income taxes	2,576	2,542	1,852

Income tax (expense) benefit	(306)	(134)	151
Tax-equivalent adjustment	(451)	(599)	(654)

Income tax benefit (expense), tax-equivalent basis	(757)	(733)	(503)

Net income	$1,819	$1,809	$1,349

Net interest income on a tax-equivalent basis decreased $609,000 in 2015 compared to a decrease of $389,000 in 2014. The relationship between the declining yields earned on interest earning assets in a low interest rate environment and the more gradual decline in interest expenses has caused, and may continue to cause, net interest margin compression. Net interest margin compression may also be impacted by continued deterioration of assets resulting in further interest income adjustments. As a result, the Company’s net interest yield on a tax-equivalent basis in 2015 declined by 12 basis points to 3.45 percent from the 3.57 percent reported in 2014. The net interest yield on a tax-equivalent basis was 3.79 percent in 2013.

Total interest income on a tax equivalent basis decreased by $742,000 or 5 percent, in 2015 and $459,000, or 3 percent, in 2014. Overall, interest income continues to be negatively impacted by the continued low interest rate environment as yields on interest earning assets decreased to 3.64 percent in 2015 from 3.80 percent in 2014. Yields on interest earning assets were 4.04 percent in 2013.

Total interest expense on a tax equivalent basis decreased by $133,000, or 16 percent, in 2015 and $70,000 or 8 percent in 2014 due to the repricing of interest-bearing liabilities in a lower rate environment. In 2013, total interest expense on a tax equivalent basis decreased by $149,000 or 14 percent.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including deposit and service fees, gains and losses realized from the sale of securities and assets, as well as various other components that comprise other noninterest income. Noninterest income increased by $161,000, or 4 percent, to $4,601,000 in 2015 compared to $4,440,000 in 2014. The increase is principally due to an increase in gains realized on the sale of securities of $421,000; offset by a decline in the Bank Enterprise Award (BEA) income of $90,000 as well as declines in life insurance income of $64,000 and service fees income of $101,000. The Company did not receive the Bank Enterprise Award (BEA) in 2013.

Service charges on deposit accounts, the major component of noninterest income, decreased by $101,000 or 3.57 percent in 2015 and $326,000 or 10 percent in 2014. The decreases in service charges on deposit accounts are primarily due to a reduction in overdraft fees and service charges on checking and savings accounts. In 2015, net overdraft fees totaled $1,554,000, a decrease of $68,000 compared to the same period last year. The decrease in overdraft fees on a year over year basis reflects the change in customer behavior from their increased awareness of overdraft fees. In 2014, net overdraft fees totaled $1,622,000, a decrease of $255,000 compared to 2013. Overdrafts fees, due to their nature, fluctuate monthly based on the short-term loan needs of the customers.

The Company had realized gains on the sale of securities of $421,000 and $244,000 in 2015 and 2013, respectively. In 2014, the Company had no realized gains or loss on the sale of securities. As part of its asset/liability and tax strategies, the Company will reposition its investment portfolio to manage its duration, its sensitivity to changing interest rates, deferred taxes and to improve liquidity.

In 2015 and 2014, the Company received $265,000 and $355,000, respectively, from the BEA Program for its increased lending, investment, and service activities within economically distressed communities. The Company did not receive the BEA funding in 2013.

Other operating income decreased by $10,000, or 1 percent compared to 2014. In 2014, other operating income increased by $224,000, or 44 percent compared to 2013. This increase was primarily due to a nonrecurring income item as the Company received $203,000 in life insurance proceeds in 2014.

Provision for Loan Losses

Provision for loan losses increased by $25,000 or 33.3% to $100,000 in 2015 compared to 2014. There has been a continued improvement in the credit quality of the Company’s loan portfolio as the overall economic condition continues to improve which has had a positive impact on our core loan customers’ ability to meet their credit obligations.

The allowance for loan losses was $2,124,000 and $2,299,000 at December 31, 2015 and 2014, respectively. The allowance for loan losses to nonperforming loans was 70.42% and 54.80% at December 31, 2015 and 2014, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At December 31, 2015 the Company considered its allowance for loan losses to be adequate.

Noninterest Expense

Noninterest expense decreased by $508,000, or 3.40 percent, in 2015 compared to 2014 primarily due to a decrease in OREO related expenses of $507,000 and other operating expenses of $370,000; offset by an increase in compensation expense of $415,000. In 2014, noninterest expense decreased by $769,000, or 5 percent, compared to 2013 primarily due to a decrease in OREO related expenses of $227,000, FDIC insurance premiums of $204,000 and professional fees of $254,000.

Salaries and employee benefits expense increased by $415,000, or 6 percent, in 2015 primarily due to hiring of new full time employees. In 2014, salaries and employee benefits expense were flat decreasing by $37,000, or less than 1 percent.

Occupancy and equipment expense includes depreciation expense and repairs and maintenance costs relating to the Company’s premises and equipment. Occupancy and equipment expenses decreased by $47,000, or 2 percent, to $2,034,000 in 2015 compared to 2014, and also decreased by $47,000 in 2014 to $2,081,000 compared to 2013.

Other real estate related expenses decreased by $507,000, or 57 percent, to $387,000 compared to 2014. In 2014, other real estate related expenses decreased by $227,000, or 20 percent, to $894,000 compared to 2013. In 2013, other real estate related expenses decreased by $2,289,000, or 67 percent, to $1,121,000 compared to 2012. Write-downs of OREO were $217,000, $526,000, and $616,000 in 2015, 2014, and 2013, respectively. The Company realized a gain of $29,000 on the sale of foreclosed properties in 2015 compared to losses of $89,000 in 2014, and $56,000 in 2013.

Income Taxes

The Company recorded a tax expense of $306,000 and $134,000 and a tax benefit of $151,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The effective tax rate as a percentage of pretax income in 2015 was 14 percent. The effective tax rate as a percentage of pretax income in 2014 was a benefit of 7 percent and as a percentage of pretax loss was a benefit of 13 percent in 2013. The statutory federal rate was 34 percent during 2015, 2014 and 2013. The increase in the effective tax rate in 2015 was primarily due to tax-exempt interest income from investment securities and life insurance policies. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, in the Notes to Consolidated Financial Statements.

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

The following financial statements, notes thereon, and report of independent registered public accountant firm are included herein beginning on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Citizens Bancshares Corporation maintained effective internal control over financial reporting as of December 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The responses to this Item are included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, under the headings “Election of Directors,” “Executive Officers,” “Beneficial Ownership of Common Stock,” “Information About the Board and its Committees” and “Compliance With Section 16(a) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that applies to its senior management, including its principal executive, financial and accounting officers. A copy may also be obtained, without charge, upon written request addressed to Citizens Bancshares Corporation, 230 Peachtree Street, N.W., Suite 2700, Atlanta, Georgia 30303, Attention: Corporate Secretary. The request may also be delivered by fax to the Corporate Secretary at (404) 575-8311.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The responses to this Item are included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the heading “Executive Compensation” and “Election of Directors” and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this item are included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the heading “Beneficial Ownership of Common Stock” and are incorporated herein by reference.

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. All data is presented as of December 31, 2015.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	41,377 shares	$ 9.91	274,209 shares
Equity compensation plans not approved by security holders	None	$ —	None
Total	41,377	$ 9.91	274,209 shares
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the heading “Certain Transactions” and “Director Independence” and are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees paid to the Company’s independent accountants is set forth in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders under the heading “Accounting Matters” and are incorporated herein by reference.

Citizens Bancshares Corporation and Subsidiary

Consolidated Financial Statements as of

December 31, 2015 and 2014 and for Each of the

Three Years in the Period Ended December 31, 2015

citizens bancshares corporation and subsidiarY

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013	F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014, and 2013	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013	F-7-F-8

Notes to Consolidated Financial Statements	F-9-F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Citizens Bancshares Corporation

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Citizens Bancshares Corporation and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancshares Corporation and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U. S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC
Columbia, South Carolina
March 30, 2016
F-2

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

ASSETS	2015	2014
Cash and due from banks, including reserve requirements of $307,000 and $320,000 at December 31, 2015 and 2014, respectively	$2,577,036	$2,757,515
Federal funds sold	16,500,137	—
Interest-bearing deposits with banks	29,819,094	45,652,555
Certificates of deposit	900,000	350,000
Investment securities available for sale, at fair value (amortized cost of $123,365,548 and $125,594,822 at December 31, 2015 and 2014, respectively)	123,258,221	126,610,811
Investment securities held to maturity, at cost (estimated fair value of $ - and $243,118 at December 31, 2015 and 2014, respectively)	—	240,000
Other investments	964,950	792,150
Loans receivable—net	184,836,417	188,739,072
Premises and equipment—net	6,136,025	6,395,433
Cash surrender value of life insurance	10,090,088	10,082,081
Other real estate owned	4,462,795	4,668,152
Other assets	9,075,002	9,351,480
	$388,619,765	$395,639,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Noninterest-bearing deposits	$88,542,570	$83,817,581
Interest-bearing deposits	240,319,009	257,071,169
Total deposits	328,861,579	340,888,750
Accrued expenses and other liabilities	4,147,283	4,929,870
Advances from Federal Home Loan Bank	5,234,707	254,084
Total liabilities	338,243,569	346,072,704
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462,000	7,462,000
Series C, 4,379 shares issued and outstanding	4,379,000	4,379,000
Common stock - $1 par value; 20,000,000 shares authorized; 2,308,228 and 2,303,228 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,308,228	2,303,228
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding at December 31, 2015 and 2014	90,000	90,000
Nonvested restricted common stock	(146,798)	(106,850)
Additional paid-in capital	8,343,821	8,119,451
Retained earnings	29,940,699	28,530,676
Treasury stock, at cost, 241,454 and 235,938 shares at December 31, 2015 and 2014, respectively	(1,929,954)	(1,881,551)
Accumulated other comprehensive income (loss), net of income taxes	(70,800)	670,591
Total stockholders’ equity	50,376,196	49,566,545
	$388,619,765	$395,639,249

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	2015	2014	2013
Interest income:
Loans, including fees	$9,813,267	$9,864,368	$10,487,067
Investment securities:
Taxable	1,895,479	2,173,588	1,874,286
Tax-exempt	877,197	1,161,907	1,270,082
Dividends	44,846	39,582	37,771
Federal funds sold	8,767	—	—
Interest-bearing deposits	128,377	122,998	96,753
Total interest income	12,767,933	13,362,443	13,765,959
Interest expense:
Deposits	699,778	833,359	902,663
Other borrowings	—	30	604
Total interest expense	699,778	833,389	903,267
Net interest income	12,068,155	12,529,054	12,862,692
Provision for loan losses	100,000	75,000	425,000
Net interest income after provision for loan losses	11,968,155	12,454,054	12,437,692
Noninterest income:
Service charges on deposits	2,730,353	2,830,989	3,157,140
Gains on sales of securities	421,043	—	243,882
Bank owned life insurance	239,655	304,082	328,634
ATM surcharges	216,483	211,845	237,045
Grant income	265,496	355,000	—
Other operating income	728,027	738,495	514,418
Total noninterest income	4,601,057	4,440,411	4,481,119
Noninterest expense:
Salaries and employee benefits	6,882,462	6,467,504	6,504,634
Occupancy and equipment	2,034,147	2,080,517	2,127,026
Other real estate owned, net	387,274	893,948	1,120,540
Other operating expenses	5,140,322	5,510,175	5,968,644
Total noninterest expense	14,444,205	14,952,144	15,720,844
Income before income tax expense (benefit)	2,125,007	1,942,321	1,197,967
Income tax expense (benefit)	305,848	133,663	(150,806)
Net income	1,819,159	1,808,658	1,348,773
Preferred dividends	236,820	236,820	236,820
Net income available to common stockholders	$1,582,339	$1,571,838	$1,111,953
Net income per common share—basic	$0.72	$0.73	$0.52
Net income per common share—diluted	$0.71	$0.72	$0.51
Weighted average outstanding shares:
Basic	2,186,610	2,166,818	2,152,780
Diluted	2,224,253	2,186,393	2,165,610

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
Net Income	$1,819,159	$1,808,658	$1,348,773

Other Comprehensive Income (Loss)

Unrealized holding gain (loss) on investment securities available for sale, net of tax of $(238,770) for 2015, $902,563 for 2014 and $(1,874,103) for 2013	(463,503)	1,752,039	(3,637,965)

Reclassification adjustment for holding gains included in net income, net of tax of $143,155 for 2015, $ - for 2014, and $82,920 for 2013	(277,888)	—	(160,962)

Other Comprehensive Income (Loss)	(741,391)	1,752,039	(3,798,927)

Total Comprehensive Income (Loss)	$1,077,768	$3,560,697	$(2,450,154)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Non-					Accumulated
							Vested	Additional				Other
					Nonvoting		Restricted	Paid-in	Retained			Comprehensive
	Preferred Stock		Common Stock		Common Stock		Stock	Capital	Earnings	Treasury Stock		Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance—December 31, 2012	11,841	$11,841,000	2,250,364	$2,250,364	90,000	$90,000	$(56,800)	$7,941,817	$26,190,373	(220,525)	$(1,820,128)	$2,717,479	$49,154,105

Net income	—	—	—	—	—	—	—	—	1,348,773	—	—	—	1,348,773
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(3,798,927)	(3,798,927)
Nonvested restricted stock	—	—	—	—	—	—	40,571	(147,400)	—	—	—	—	(106,829)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(15,413)	(61,423)	—	(61,423)
Issuance of common stock	—	—	42,364	42,364	—	—	—	138,293	—	—	—	—	180,657
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(171,744)	—	—	—	(171,744)

Balance—December 31, 2013	11,841	11,841,000	2,292,728	2,292,728	90,000	90,000	(16,229)	7,932,710	27,130,582	(235,938)	(1,881,551)	(1,081,448)	$46,307,792

Net income	—	—	—	—	—	—	—	—	1,808,658	—	—	—	1,808,658
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,752,039	1,752,039
Nonvested restricted stock	—	—	—	—	—	—	(90,621)	82,457	—	—	—	—	(8,164)
Issuance of common stock	—	—	10,500	10,500	—	—	—	104,284	—	—	—	—	114,784
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(171,744)	—	—	—	(171,744)

Balance—December 31, 2014	11,841	$11,841,000	2,303,228	$2,303,228	90,000	$90,000	($106,850)	$8,119,451	$28,530,676	(235,938)	$(1,881,551)	$670,591	$49,566,545

Net income	—	—	—	—	—	—	—	—	1,819,159	—	—	—	1,819,159
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(741,391)	(741,391)
Nonvested restricted stock	—	—	—	—	—	—	(39,948)	38,300	—	—	—	—	(1,648)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(5,516)	(48,403)	—	(48,403)
Issuance of common stock	—	—	5,000	5,000	—	—	—	186,070	—	—	—	—	191,070
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	(236,820)	—	—	—	(236,820)
Dividends paid on common stock	—	—	—	—	—	—	—	—	(172,316)	—	—	—	(172,316)

Balance—December 31, 2015	11,841	$11,841,000	2,308,228	$2,308,228	90,000	$90,000	($146,798)	$8,343,821	$29,940,699	(241,454)	$(1,929,954)	($70,800)	$50,376,196

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$1,819,159	$1,808,658	$1,348,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100,000	75,000	425,000
Depreciation	551,278	547,150	615,694
Amortization and accretion—net	954,324	974,875	1,342,645
Provision (benefit) for deferred income taxes	406,781	167,446	(199,896)
Gains on sales of securities	(421,043)	—	(243,882)
(Gain) loss on sale of other real estate owned	(28,506)	89,116	56,143
Restricted stock based compensation plan	(1,648)	(8,164)	(106,829)
Decrease (increase) in carrying value of other real estate owned	217,217	526,128	615,839
Increase in cash surrender value of life insurance	(239,656)	(304,082)	(328,634)
Changes in assets and liabilities, net of acquisition:
Change in other assets	(220,293)	(912,638)	2,455,520
Change in accrued expenses and other liabilities	(782,586)	740,356	(1,375,971)

Net cash provided by operating activities	$2,355,027	$3,703,845	$4,604,402

INVESTING ACTIVITIES:
Net change in certificates of deposit	(550,000)	—	(250,000)
Proceeds from the sales, maturities and paydowns of securities available for sale	41,226,405	21,483,938	30,233,702
Proceeds from the maturities and paydowns of securities held to maturity	240,000	—	1,119,150
Purchases of securities available for sale	(39,106,269)	(4,856,383)	(47,766,287)
Net change in other investments	(172,800)	81,700	121,600
Net change in loans	2,874,070	(7,937,597)	1,085,325
Purchases of premises and equipment	(291,870)	(353,419)	(248,719)
Redemption of bank owned life insurance	2,231,649	185,960	—
Purchase of bank owned life insurance	(2,000,000)	—	—
Proceeds from sale of other real estate owned	993,002	3,321,668	4,020,124

Net cash provided by (used in) investing activities	$5,444,187	$11,925,867	$(11,685,105)

      Continued

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

FINANCING ACTIVITIES:
Net change in deposits	$(12,027,171)	$3,926,462	$(3,631,155)
Net increase (decrease) in Federal Home Loan Bank advances	4,980,623	(18,995)	(18,618)
Common stock dividend paid	(172,316)	(171,744)	(171,744)
Preferred stock dividend paid	(236,820)	(236,820)	(236,820)
Net purchase of treasury stock	(48,403)	—	(61,423)
Proceeds from issuance of common stock	191,070	114,784	180,657

Net cash provided by (used in) financing activities	$(7,313,017)	$3,613,687	$(3,939,103)

Net change in cash and cash equivalents	$486,197	$19,243,399	$(11,019,806)

CASH AND CASH EQUIVALENTS
Beginning of year	48,410,070	29,166,671	40,186,477

End of year	$48,896,267	$48,410,070	$29,166,671

Supplemental disclosures of cash paid during the year for:
Interest	$711,331	$874,690	$939,420
Income taxes	55,000	—	26,000

Supplemental disclosures of noncash investing activities:
Real estate acquired through foreclosure	976,356	1,200,627	3,901,588
Change in unrealized gain (loss) on investment securities available for sale—net of tax	(741,391)	1,752,039	(3,798,927)

The accompanying notes are an integral part of these consolidated financial statements.

citizens bancshares corporation and subsidiarY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014 AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2015

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

Troubled Asset Relief Program— On August 13, 2010, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Community Development Capital Initiative, the Company entered into a Letter Agreement, and an Exchange Agreement–Standard Terms (“Exchange Agreement”), with the Treasury, pursuant to which the Company agreed to exchange 7,462 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Shares”), issued on March 6, 2009, pursuant to the Company’s participation in the TARP Capital Purchase Program, for 7,462 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Shares”), both of which have a liquidation preference of $1,000 (the “Exchange Transaction”). No new monetary consideration was exchanged in connection with the Exchange Transaction. The Exchange Transaction closed on August 13, 2010 (the “Closing Date”).

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

Investment Securities—The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). The Company had no investment securities classified as trading securities during 2015, 2014, or 2013.

Premiums and discounts on available for sale and held to maturity securities are amortized or accreted using a method which approximates a level yield. Amortization and accretion of premiums and discounts are presented within investment securities interest income on the Consolidated Statements of Income.

Gains and losses on sales of investment securities are recognized upon disposition, based on the adjusted cost of the specific security. A decline in market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The determination of whether an other-than-temporary impairment has occurred involves significant assumptions, estimates, changes in economic conditions and judgment by management. There was no other-than-temporary impairment for securities recorded during 2015, 2014 or 2013.

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

Other Real Estate Owned—Other real estate owned is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is treated as a charge-off against the allowance for loan losses. Any subsequent declines in value are charged to earnings. Transactions in other real estate owned for the years ended December 31, 2015 and 2014 are summarized below:

	Years Ended December 31,
	2015	2014
Balance—beginning of year	$4,668,152	$7,404,437
Additions	976,356	1,200,627
Sales	(964,496)	(3,410,784)
Write downs	(217,217)	(526,128)
Balance—end of year	$4,462,795	$4,668,152

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

The following table presents information about our intangible assets:

	December 31, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized intangible asset:
Goodwill	$362,139	$—	$362,139	$—

Amortized intangible asset:
Core deposit intangibles	$3,303,427	$3,185,447	$3,303,427	$2,713,529

The following table presents information about aggregate amortization expense for each of the three succeeding fiscal years as follows:

	For the Years Ended December 31,
	2015	2014	2013
Aggregate amortization expense of core deposit intangibles	$471,918	$471,918	$471,918

Estimated aggregate amortization expense of core deposit intangibles for the year ending December 31:
2016	$117,980
2017 and thereafter	$—

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

There were no options granted in 2015, 2014, and 2013.

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

In 2015, 11,500 nonvested restricted shares of common stock were issued to certain officers and the Chief Executive Officer (CEO) at a grant price of $9.10. These restricted common stock shares will vest 100% (Cliff vesting) on January 1, 2018. In addition, 12,200 nonvested shares of common stock were issued to the Chief Executive Officer (CEO) at a grant price of $8.75 as a bonus. These restricted common stock shares will vest 100% (Cliff vesting) on February 18, 2017 and transferability is subject to TARP regulations pertaining to repayment of TARP funding in 25 percent increments. Certain employees were issued a discretionary nonvested restricted shares of common stock of which 300 were at a grant price of $8.75 that vested 100% (Cliff vesting) on February 3, 2016, and 1,550 were at a grant price of $9.90 that vests 100% (Cliff vesting) on April 15, 2016.

Recently Issued Accounting Standards— In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company applied the amendments prospectively. These amendments did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments.  The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet.  The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months.  Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases.  Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors.  The new guidance will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018. Early adoption is permitted for all companies and organizations.  Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2015 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2.	INVESTMENT SECURITIES

Investment securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2015:
State, county, and municipal securities	$28,247,652	$1,223,305	$13,764	$29,457,193
Mortgage-backed securities	93,117,896	64,860	1,382,320	91,800,436
Corporate securities	2,000,000	592	—	2,000,592
Totals	$123,365,548	$1,288,757	$1,396,084	$123,258,221

At December 31, 2014:
State, county, and municipal securities	$28,179,407	$1,513,824	—	$29,693,231
Mortgage-backed securities	87,548,174	436,580	1,070,052	86,914,702
Corporate securities	9,867,241	135,637	—	10,002,878
Totals	$125,594,822	$2,086,041	$1,070,052	$126,610,811

Investment securities held to maturity are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2014:
State, county, and municipal securities	$240,000	$3,118	$—	$243,118

There were no securities held to maturity at December 31, 2015.

The amortized costs and fair values of investment securities at December 31, 2015, by contractual maturity, are shown below. Mortgage-backed securities are classified by their contractual maturity, however, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

	Available for Sale

	Amortized	Fair
	Cost	Value

Due in one year or less	$2,201,764	$2,202,958
Due after one year through five years	5,233,907	5,381,576
Due after five years through ten years	31,068,097	32,018,963
Due after ten years	84,861,780	83,654,724

	$123,365,548	$123,258,221

Proceeds from the sale of securities were $19,292,000 and $2,268,000 in 2015, and 2013, respectively. There were no securities sold in 2014. Gross realized gains on sales of securities were $421,043 and $243,882 in 2015, and 2013, respectively. There were no gross realized losses on sales of securities in 2015 and 2013.

Investment securities with carrying values of approximately $93,161,000 and $99,299,000 at December 31, 2015 and 2014, respectively, were pledged to secure public funds on deposit and for other purposes as required by law, FHLB advances and a $23.5 million line of credit at the Federal Reserve Bank discount window.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2015 and December 31, 2014. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss.

At December 31, 2015:
Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$2,587,274	$(13,764)	$—	$—	$2,587,274	$(13,764)
Mortgage-backed securities	63,532,817	(722,276)	21,332,785	(660,044)	84,865,602	(1,382,320)
Corporate securities	—	—	—	—	—	—
Total	$66,120,091	$(736,040)	$21,332,785	$(660,044)	$87,452,876	$(1,396,084)

There were no held to maturity securities in an unrealized loss position at December 31, 2015 or 2014.

At December 31, 2014:
Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Municipal securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	15,383,833	(151,511)	40,642,844	(918,541)	56,026,677	(1,070,052)
Corporate securities	—	—	—	—	—	—
Total	$15,383,833	$(151,511)	$40,642,844	$(918,541)	$56,026,677	$(1,070,052)

Securities classified as available for sale are recorded at fair market value and held to maturity securities are recorded at amortized cost. At December 31, 2015 and 2014, the Company had fifteen (15) and twenty-one (21) investment securities, respectively, that were in an unrealized loss position for more than 12 months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (amounts in thousands):

	December 31,
	2015	2014
Commercial, financial, and agricultural	$42,748	$33,308
Commercial Real Estate	104,093	116,437
Single-Family Residential	31,096	31,940
Construction and Development	2,220	2,925
Consumer	6,804	6,428
	186,961	191,038

Allowance for loan losses	2,124	2,299

Loans receivable-net	$184,837	$188,739

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

•	The Company’s loans to area churches were approximately $42.0 million and $41.9 million at December 31, 2015 and 2014, respectively, which are generally secured by real estate.
•	The Company’s loans to area convenience stores were approximately $6.1 million and $7.3 million at December 31, 2015 and 2014, respectively. Loans to convenience stores are generally secured by real estate.
•	The Company’s loans to area hotels were approximately $15.6 million and $21.3 million at December 31, 2015 and 2014, respectively, which are generally secured by real estate.
F-18

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Year Ended December, 2015
		Commercial	Single-family	Construction &
	Commercial	Real Estate	Residential	Development	Consumer	Total
Beginning balance	$415	$1,366	$254	$72	$192	$2,299
Provision for loan losses	(101)	(261)	423	(75)	114	100
Loans charged-off	—	(138)	(268)	—	(197)	(603)
Recoveries on loans charged-off	28	203	26	6	65	328
Ending Balance	$342	$1,170	$435	$3	$174	$2,124

	For the Year Ended December, 2014
		Commercial	Single-family	Construction &
	Commercial	Real Estate	Residential	Development	Consumer	Total
Beginning balance	$384	$1,721	$731	$126	$195	$3,157
Provision for loan losses	(12)	27	(129)	69	120	75
Loans charged-off	(9)	(562)	(468)	(137)	(182)	(1,358)
Recoveries on loans charged-off	52	180	120	14	59	425
Ending Balance	$415	$1,366	$254	$72	$192	$2,299

	For the Year Ended December, 2013
		Commercial	Single-family	Construction &
	Commercial	Real Estate	Residential	Development	Consumer	Total
Beginning balance	$433	$1,853	$803	$177	$243	$3,509
Provision for loan losses	(68)	127	361	(56)	61	425
Loans charged-off	(22)	(710)	(554)	(30)	(169)	(1,485)
Recoveries on loans charged-off	41	451	121	35	60	708
Ending Balance	$384	$1,721	$731	$126	$195	$3,157

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off.

In determining our allowance for loan losses, we regularly review loans for specific reserves based on the appropriate impairment assessment methodology. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2015 and 2014, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. General reserves are determined using historical loss trends measured over a rolling four quarter average for consumer loans, and a three year average loss factor for commercial loans which is applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code. For commercial loans, the general reserves are calculated by applying the appropriate historical loss factor to the loan pool. Impaired loans greater than a minimum threshold established by management are excluded from this analysis.   The sum of all such amounts determines our total allowance for loan losses.

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At December 31, 2015
			Single-
		Commercial	family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total
Allowance for loan losses:
Specific Reserves:
Impaired loans	$—	$550	$100	$—	$—	$650
Total specific reserves	—	550	100	—	—	650
General reserves	342	620	335	3	174	1,474
Total	$342	$1,170	$435	$3	$174	$2,124

Loans outstanding:
Loans individually evaluated for impairment	$—	$9,392	$417	$—	$—	$9,809
Loans collectively evaluated for impairment	42,748	94,701	30,679	2,220	6,804	177,152
Total	$42,748	$104,093	$31,096	$2,220	$6,804	$186,961

	At December 31, 2014
			Single-
		Commercial	family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total
Allowance for loan losses:
Specific Reserves:
Impaired loans	$—	$91	$51	$—	$—	$142
Total specific reserves	—	91	51	—	—	142
General reserves	415	1,275	203	72	192	2,157
Total	$415	$1,366	$254	$72	$192	$2,299

Loans outstanding:
Loans individually evaluated for impairment	$—	$9,787	$280	$219	$—	$10,286
Loans collectively evaluated for impairment	33,308	106,650	31,660	2,706	6,428	180,752
Total	$33,308	$116,437	$31,940	$2,925	$6,428	$191,038

The following table presents impaired loans by class of loan (in thousands):

At December 31, 2015
Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance

Allowance
			for Loan			Average	Interest
	Unpaid	Recorded	Losses	Unpaid	Recorded	Recorded	Income
	Principal	Investment	Allocated	Principal	Investment	Investment	Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	134	134	100	304	283	209	43
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	4,115	4,115	356	4,456	3,972	8,666	391
Non-owner occupied	691	691	194	667	614	1,679	193
Multi-family	—	—	—	—	—	—	—
Construction and Development:	.
Construction	—	—	—	—	—	—	—
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$4,940	$4,940	$650	$5,427	$4,869	$10,554	$627

	At December 31, 2014
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance

			Allowance
			for Loan			Average	Interest
	Unpaid	Recorded	Losses	Unpaid	Recorded	Recorded	Income
	Principal	Investment	Allocated	Principal	Investment	Investment	Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	102	102	51	178	178	86	35
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	81	81	81	8,014	7,457	7,575	717
Non-owner occupied	—	—	—	2,388	2,154	2,228	165
Multi-family	95	95	10	—	—	97	69
Construction and Development:	.
Construction	—	—	—	356	219	292	30
Improved Land	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—
Total	$278	$278	$142	$10,936	$10,008	$10,278	$1,016

The following table is an aging analysis of our loan portfolio (in thousands):

	At December 31, 2015
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total		Loans	and
	Due	Due	Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$1,581	$824	$745	$3,150	$19,253	$22,403	$—	$1,246
HELOC’s and equity	224	59	173	456	8,237	8,693	—	250
Commercial:
Secured	49	—	30	79	36,144	36,223	—	30
Unsecured	—	—	—	—	6,525	6,525	—	—
Commercial Real Estate:
Owner occupied	931	336	—	1,267	51,181	52,448	—	933
Non-owner occupied	441	691	—	1,132	45,684	46,816	—	551
Multi-family	—	—	—	—	4,829	4,829	—	—
Construction and Development:
Construction	—	—	—	—	2,220	2,220	—	—
Improved Land	—	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	29	41	6	76	6,728	6,804	—	6
Total	$3,255	$1,951	$954	$6,160	$180,801	$186,961	$—	$3,016

	At December 31, 2014
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total		Loans	and
	Due	Due	Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$2,273	$1,190	$1,036	$4,499	$19,960	$24,459	$35	$1,513
HELOC’s and equity	60	550	184	794	6,687	7,481	—	286
Commercial:
Secured	—	187	—	187	28,232	28,419	—	—
Unsecured	—	—	—	—	4,889	4,889	—	—
Commercial Real Estate:
Owner occupied	767	—	228	995	59,065	60,060	—	1,222
Non-owner occupied	1,429	588	84	2,101	42,425	44,526	—	1,026
Multi-family	35	327	95	457	11,394	11,851	—	95
Construction and Development:
Construction	—	—	—	—	2,759	2,759	—	—
Improved Land	103	—	—	103	63	166	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Consumer and Other	6	22	18	46	6,382	6,428	—	18
Total	$4,673	$2,864	$1,645	$9,182	$181,856	$191,038	$35	$4,160

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

The following table presents our loan portfolio by risk rating (in thousands):

	At December 31, 2015
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$22,403	$20,729	$—	$1,651	$23
HELOC’s and equity	8,693	8,004	66	547	76
Commercial, financial, and agricultural:
Secured	36,223	36,193	—	—	30
Unsecured	6,525	6,525	—	—	—
Commercial Real Estate:
Owner occupied	52,448	45,275	1,604	5,569	—
Non-owner occupied	46,816	45,458	107	1,251	—
Multi-family	4,829	4,524	305	—	—
Construction and Development:
Construction	2,220	2,220	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer	6,804	6,749	—	16	39
Total	$186,961	$175,677	$2,082	$9,034	$168

	At December 31, 2014
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$24,459	$22,168	$—	$2,291	$—
HELOC’s and equity	7,481	6,346	557	476	102
Commercial, financial, and agricultural:
Secured	28,419	28,419	—	—	—
Unsecured	4,889	4,889	—	—	—
Commercial Real Estate:
Owner occupied	60,060	50,603	4,673	4,702	82
Non-owner occupied	44,526	37,750	4,805	1,971	—
Multi-family	11,851	10,353	1,368	130	—
Construction and Development:
Construction	2,759	2,540	—	219	—
Improved Land	166	127	39	—	—
Unimproved Land	—	—	—	—	—
Consumer	6,428	6,392	5	13	18
Total	$191,038	$169,587	$11,447	$9,802	$202

The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. As of December 31, 2015, the Company did not identify any loans as TDRs under the amended guidance for which the loan was previously measured under a general allowance methodology.

	December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
HELOC’s and equity	5	$445	$445
Total	5	$445	$445

During the year ended December 31, 2015, the Bank modified five (5) loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on all loans (dollar in thousands).

	December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings
Residential:
HELOC’s and equity	2	$90	$94
Total	2	$90	$94

During the year ended December 31, 2014, the Bank modified two (2) loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on both loans (dollar in thousands).

No loans restructured in the twelve months prior to December 31, 2015 or 2014 went into default during the years ended December 31, 2015 or 2014.

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

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2015	2014
Land	$2,250,250	$2,250,250
Buildings and improvements	7,789,226	7,692,420
Furniture and equipment	9,630,319	9,435,255
	19,669,795	19,377,925
Less accumulated depreciation	13,533,770	12,982,492
	$6,136,025	$6,395,433

Depreciation expense amounted to $551,000, $547,000 and $616,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

5.	DEPOSITS

The following is a summary of interest-bearing deposits:

	December 31,
	2015	2014
NOW and money market accounts	$89,469,976	$84,620,492
Savings accounts	34,807,189	33,555,840
Time deposits of $100,000 or more	86,914,226	108,109,124
Other time deposits	29,127,618	30,785,713

	$240,319,009	$257,071,169

The Company participates in the Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. The Company had $21,020,000 and $24,789,000 in CDARS deposits at December 31, 2015 and 2014, respectively.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $35,020,000 and $47,478,000 as at December 31, 2015 and 2014, respectively.

At December 31, 2015, maturities of time deposits are approximately as follows:

2016	$82,233,470
2017	22,087,739
2018	8,814,472
2019	1,174,234
2020 and thereafter	1,731,929
$116,041,844
F-27

6.	OTHER BORROWINGS

Federal Home Loan Bank Advances— In August 2006, the Company received an Affordable Housing Program Award in the amount of $400,000. The AHP is a principal reducing credit with an interest rate of zero, and at December 31, 2015 and 2014 had a remaining balance of approximately $235,000 and $254,000, respectively. These advances are collateralized by FHLB stock, a blanket lien on the Bank’s 1-4 family mortgages, and certain commercial real estate loans and investment securities. As of December 31, 2015 and 2014, total loans pledged as collateral were $27,033,000 and $31,727,000, respectively.

As of December 31, 2015 and 2014, maturities of the Company’s Federal Home Loan Bank Advances are approximately as follows:

Maturity	Rate	2015	2014
December 2016	Variable (0.49% at December 31, 2015)	$5,000,000	$—
August-2026 (1)	N/A	234,707	254,084
		$5,234,707	$254,084

(1) $234,707 represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At December 31, 2015, the Company has a $76.1 million line of credit facility at the FHLB of which $25.2 million was outstanding consisting of an advance of $5,235,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had $23.5 million of borrowing capacity at the Federal Reserve Bank discount window and an unsecured $4 million fed funds line of credit.

7.	INCOME TAXES

The components of income tax expense consist of:

	2015	2014	2013

Current tax expense (benefit)	$(100,933)	$(33,783)	$49,090
Deferred tax expense (benefit)	406,781	167,446	(199,896)

Total income tax (benefit)	$305,848	$133,663	$(150,806)
F-28

Income tax expense for the years ended December 31, 2015, 2014, and 2013 differed from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes as follows:

	2015	2014	2013
Income tax expense (benefit) at statutory rate	$722,502	$660,389	$407,309
Tax-exempt interest income—net of disallowed interest expense	(295,367)	(390,986)	(515,458)
Cash surrender value of life insurance income	(81,483)	(172,759)	(111,736)
Other—net	(39,804)	37,019	69,079

Income tax (benefit)	$305,848	$133,663	$(150,806)

In 2015, the valuation allowance decreased by $176,778.

The tax effects of temporary differences that give rise to significant amounts of deferred tax assets and deferred tax liabilities are presented below:

	2015	2014
Deferred tax assets:
Net operating losses and credits	$2,975,497	$3,344,993
Net unrealized loss on securities available for sale	36,528	—
Loans, principally due to difference in allowance for loan losses and deferred loan fees	602,622	564,662
Nonaccrual loan interest	14,884	44,495
Postretirement benefit accrual, deferred compensation	1,235,933	1,116,664
Other real estate owned	439,888	547,857
Other	474,988	704,429
Gross deferred tax asset	5,780,340	6,323,100
Valuation allowance	—	(176,778)
Total deferred tax assets	5,780,340	6,146,322
Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	345,400
Premises and equipment	157,906	138,158
Other	81,014	96,491
Total deferred tax liabilities	238,920	580,049
Net deferred tax assets	$5,541,420	$5,566,273

The Company has, at December 31, 2015, net operating loss carryforwards of $6,309,647 for federal income tax purposes and $3,149,505 for state income tax purposes, which begin to expire in the year 2017. The Company also has certain state income tax credits of $408,069 at December 31, 2015 which begin to expire in the year 2016. Due to the uncertainty relating to the realizability of all the carryforwards and credits, management currently considers it more likely than not that all related deferred tax assets will be realized; thus, no valuation allowance has been provided because there are no state tax carry forwards at December 31, 2015.

Tax returns for 2012 and subsequent years are subject to examination by taxing authorities.

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

Defined Contribution Plan—The Company sponsors a defined contribution 401(k) plan covering substantially all full-time employees. Employee contributions are voluntary. The Company matches 50% of the employee contributions up to a maximum of 6% of compensation. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $93,000, $89,000 and $96,000, respectively, in expenses related to this plan. The Bank previously had Post Retirement Benefit Plans that provide retirement benefits to certain officers, board members, certain former officers and former board members. The Bank also has a Life Insurance Endorsement Method Split Dollar Plan (“Split Dollar Life Insurance Plan”) for the same participants which provide death benefits for their designated beneficiaries through an endorsement of a portion of the death benefit otherwise payable to the Bank. Under the Post Retirement Benefit and Split Dollar Life Insurance Plans (“The Plans”), the Board purchased life insurance contracts on certain participants. During 2008, the Bank discontinued participation in The Plans and converted certain key officers and active board members into a defined Supplemental Retirement Benefit Plans (“SERP”) and certain key officers into a Life Insurance Bonus Plan. Certain other participants were paid-out with eight participants remaining in The Plans.

The increase in cash surrender value for the contracts on those participants remaining in the Post Retirement Benefit Plan, less the Bank’s premiums, constitutes the Bank’s contribution to the Post Retirement Benefit Plans each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the Post Retirement Benefit Plan. At December 31, 2015 and 2014, the cash surrender value of these insurance contracts was $10,090,000 and $10,082,000, respectively.

During 2009, the Company converted the Post Retirement Benefit Plan for its key officers and active Board members into the SERP. For the SERP and the Post Retirement Benefit Plans, the Company recognized $287,000, $165,000, and $336,000 in 2015, 2014 and 2013, respectively, in noninterest expenses. The Company recognized $240,000, $304,000, and $329,000 in 2015, 2014 and 2013, respectively, in noninterest income related to the insurance contracts. Upon completion of the conversion, most key officers and active Board members participating in the Split Dollar Life Insurance Plan surrendered their interest in the death benefit portion of the plan. In exchange for relinquishing the postretirement death benefit, the Company implemented a Life Insurance Bonus Plan (“The Bonus Plan”) for most key officers to provide death benefits for their designated beneficiaries. The Company pays the participating officers an annual compensation amount to pay the annual premiums on the insurance policies. The Company incurred $63,000 in 2015 and $46,000 in both 2014 and 2013 for expenses related to the Bonus Plan.

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

	Approximate Contractual Amount
	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$35,843,000	$26,833,000
Commercial letters of credit	1,889,000	2,027,000

Leases—The Company leases its new corporate headquarters and a branch location at its prior corporate headquarters. The main office lease commenced on November 1, 2015 and has a 12 years and 2 months term. The lease requires monthly payments starting at $26,291 for the first year, increasing 3% per year thereafter. We received a twenty (20) month rent abatement at the lease commencement date. The branch lease commenced on June 1, 2007 and has a 7 year term. The lease requires monthly payments of $5,500 for four years and monthly lease payments of $6,000 for three years. The lease is renewable at the bank’s option for two five year terms. In October 2013, the Company exercised its first option to renew the branch lease for five years. The renewed lease requires monthly payments of $6,300 for three years and monthly lease payments of $6,772 for two years commencing on June 1, 2014. In February 2016, we cancelled the lease at our prior corporate headquarters; however, we continue to lease the branch at that location. As of December 31, 2015, future minimum lease payments under all noncancelable lease agreements inclusive of sales tax and maintenance costs for the next five years and thereafter are as follows:

2016	$197,192
2017	243,020
2018	417,687
2019	380,296
2020 and Thereafter	3,127,524
$4,365,719

Rent expense in 2015, 2014, and 2013 was approximately $561,000, $550,000, and $542,000, respectively.

Legal— The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s Consolidated Financial Statements.

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

A summary of the status of the Company’s stock options as of December 31, 2015, 2014, and 2013, and changes during the years ended on those dates is presented below:

	2015				2014			2013
	Shares	Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Shares	Average Exercise Price	Remaining Contractual Life	Shares	Average Exercise Price
Outstanding—beginning of year	49,277	$10.47	2.18		49,277	$10.47	3.18	89,877	$10.58

Granted	—	—			—	—		—	—

Exercised	—	—			—	—		—	—

Expired/Terminated	(7,900)	$13.41			—	—		(40,600)	10.71

Outstanding—end of year	41,377	$9.91	1.54	$5,775	49,277	$10.47	2.18	49,277	$10.47

Options exercisable at year-end	41,377	$9.91	1.54	$5,775	49,277	$10.47	2.18	49,277	$10.47

Shares available for grant	274,209				266,309			266,309

There was no compensation cost recognized during 2015, 2014, and 2013.

11.	NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic and diluted net income per common and potential common share has been calculated based on the weighted average number of shares outstanding. Options with exercise prices lower than the average market price of the Company’s stock during the periods are considered dilutive and are therefore included in the computation of diluted earnings per share. There were 16,500 options that were dilutive in 2015 and none in 2014 or 2013. Options that are potentially dilutive are deemed not to be dilutive for 2015, 2014 and 2013 due to the exercise price of all options being greater than the average market price of the Company’s stock during those years. As of December 31, 2015, 24,877 potentially dilutive options were outstanding. As of December 31, 2014 and 2013, there were 49,277 potentially dilutive options outstanding. The following schedule reconciles the numerators and denominator of the basic and diluted net income per common and potential common share for the years ended December 31, 2015, 2014, and 2013.

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2015

Basic earnings per share available to common stockholders	$1,582,339	2,186,610	$0.72
Nonvested restricted stock grant	—	21,143	(0.01)
Effect of dilutive securities: options to purchase common shares	—	16,500	—

Diluted earnings per share	$1,582,339	2,224,253	$0.71

Year ended December 31, 2014

Basic earnings per share available to common stockholders	$1,571,838	2,166,818	$0.73
Nonvested restricted stock grant	—	19,575	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,571,838	2,186,393	$0.72

Year ended December 31, 2013

Basic earnings per share available to common stockholders	$1,111,953	2,152,780	$0.52
Nonvested restricted stock grant	—	12,830	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,111,953	2,165,610	$0.51
F-33

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans—The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management determines the amount of the impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. There were no financial liabilities measured at fair value for the periods being reported (in thousands):

	Fair Value Measurements at December 31, 2015
	Assets Measured at Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,457	$—	$29,457	$—
Mortgage-backed securities	91,800	—	91,800	—
Corporate securities	2,001	—	2,001	—
	123,258		123,258

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$8,842	$—	$—	$8,842
Single-family Residential	317	—	—	317
Other real estate owned	4,463	—	—	4,463
	13,622			13,622

	Fair Value Measurements at December 31, 2014
	Assets Measured at Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,693	$—	$29,693	$—
Mortgage-backed securities	86,915	—	86,915	—
Corporate securities	10,003	—	10,003	—
	126,611		126,611

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,696	$—	$—	$9,696
Single-family Residential	229	—	—	229
Construction and Development	219	—	—	219
Other real estate owned	4,668	—	—	4,668
	14,812			14,812

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

Commercial Real Estate	$8,842	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5%-20%

Single-family Residential	$317	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5%-20%

OREO	$4,463	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5%-20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2015 (in thousands):

	December 31, 2015
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,577	$2,577	$2,577	$—	$—
Federal funds sold	16,500	16,500	16,500	$—	$—
Interest-bearing deposits with banks	29,819	29,819	29,819	—	—
Certificates of deposit	900	900	900	—	—
Investment securities	123,258	123,258	—	123,258	—
Other investments	965	965	965	—	—
Loans-net	184,837	183,929	—	—	183,929
Cash surrender value of life insurance	10,090	10,090	10,090	—	—

Financial liabilities:
Deposits	$328,862	$329,211	$212,820	$116,391	$—
Advances from Federal Home Loan Bank	5,235	5,235	—	5,235	—

	Notional Amount	Estimated Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$35,843	$—
Commercial letters of credit	1,889	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2014 are as follows (in thousands):

	December 31, 2014
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,758	$2,758	$2,758	$—	$—
Interest-bearing deposits with banks	45,653	45,653	45,653	—	—
Certificates of deposit	350	350	350	—	—
Investment securities	126,851	126,854	—	126,854	—
Other investments	792	792	792	—	—
Loans-net	188,739	188,195	—	—	188,195
Cash surrender value of life insurance	10,082	10,082	10,082	—	—

Financial liabilities:
Deposits	$340,889	$341,719	$201,994	$139,725	$—
Advances from Federal Home Loan Bank	254	254	—	254	—

	Notional Amount	Estimated Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$26,883	$—
Commercial letters of credit	2,027	—

13.	STOCKHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2015, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands):

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015

Total capital (to risk weighted assets):
Consolidated	$49,786	20%	$19,546	8.0%	N/A	N/A
Bank	50,528	21%	19,179	8.0%	$23,974	10.0%

Tier I common equity (to risk weighted assets):
Consolidated	47,662	20%	10,995	4.5%	N/A	N/A
Bank	48,404	20%	10,788	4.5%	10,788	4.5%

Tier I capital (to risk weighted assets):
Consolidated	47,662	20%	9,773	4.0%	N/A	N/A
Bank	48,404	20%	9,589	4.0%	19,179	8.0%

Tier I capital (to average assets):
Consolidated	47,662	12%	15,367	4.0%	N/A	N/A
Bank	48,404	13%	15,343	4.0%	19,179	5.0%

As of December 31, 2014

Total capital (to risk weighted assets):
Consolidated	$45,943	19%	$18,854	8.0%	N/A	N/A
Bank	45,500	19%	18,822	8.0%	$23,527	10.0%

Tier I capital (to risk weighted assets):
Consolidated	43,644	19%	9,427	4.0%	N/A	N/A
Bank	43,201	18%	9,411	4.0%	14,116	6.0%

Tier I capital (to average assets):
Consolidated	43,644	11%	15,779	4.0%	N/A	N/A
Bank	43,201	11%	15,763	4.0%	19,704	5.0%

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

The Company paid dividends of $172,000 on its common stock in 2015, 2014 and 2013, respectively. The annual dividend payout rate was $0.08 per common share in 2015 and 2014. In addition, the Company paid cash dividends totaling $237,000 in 2015, 2014 and 2013, respectively, on its preferred stock issued to the Treasury.

Basel III—Effective January 1 2015, Basel III rules on the Company and the Bank became effective and the regulation now also requires the Company to maintain a minimum amount and ratio of common equity Tier 1 capital to risk weighted assets and certain requirements of the rule will be fully phased in 2019. We believe that the final rule will not have a material impact on our regulatory capital ratios, business, financial condition, results of operations and cash flows.

14.	RELATED-PARTY TRANSACTIONS

Certain of the Company’s directors, officers, principal stockholders, and their associates were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2015 and 2014. Some of the Company’s directors are directors, officers, trustees, or principal securities holders of corporations or other organizations that also were customers of, or had transactions with, the Company or the Bank in the ordinary course of business during 2015 and 2014.

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

The following table summarizes the activity in these loans during 2015 and 2014:

	Years Ended December 31,
	2015	2014

Balance at beginning of year	$11,971,312	$14,522,184
New loans	438,528	2,841,922
Repayments	(6,610,768)	(5,392,794)

Balance—end of year	$5,799,072	$11,971,312

Deposits by directors, executive officers of the Company, the Bank, and associates of such persons, totaled $5,683,639 and $5,645,426 at December 31, 2015 and 2014, respectively.

15.	SUPPLEMENTARY INCOME STATEMENT INFORMATION

Components of other operating expenses in excess of 1% of total interest income and other income in any of the respective years are approximately as follows:

	For the years ended
	2015	2014	2013
Professional services—legal	$306,875	$309,411	$438,208
Professional services—other	490,553	598,451	723,505
Stationery and supplies	144,518	144,702	200,116
Data processing	711,753	695,863	664,240
Telephone	246,274	284,260	305,279
FDIC insurance premium	325,000	329,000	533,447
Amortization of core deposit intangible	471,918	471,918	471,918
Security and protection expense	368,565	394,980	389,614
Advertising and Marketing	148,702	126,082	154,389
Other benefit expenses	287,401	165,276	336,066
Other miscellaneous expenses	1,638,763	1,990,232	1,751,862

	$5,140,322	$5,510,175	$5,968,644

16.	CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCSHARES CORPORATION (PARENT ONLY)

	December 31,	December 31,
	2015	2014
Balance Sheets
Assets:
Cash	$31,898	$119,075
Investment in Bank	49,692,045	49,123,228
Other assets	722,572	400,698

	$50,446,515	$49,643,001
Liabilities and stockholders’ equity:
Total liabilities	$70,319	$76,456
Stockholders’ equity	50,376,196	49,566,545

	$50,446,515	$49,643,001
F-42

	For the Years Ended December 31,
	2015	2014	2013
Statements of Income

Dividends from subsidiary	$714,000	$671,000	$500,000
Other revenue	—	3,426	—
Total revenue	714,000	674,426	500,000

Total expenses	526,256	232,616	291,771

Income (loss) before income tax benefit and equity in undistributed earnings of the subsidiary	187,744	441,810	208,229
Income tax benefit	321,207	79,089	92,356

Income (loss) before equity in undistributed earnings of the subsidiary	508,951	520,899	300,585

Equity in undistributed earnings of the subsidiary	1,310,208	1,287,759	1,048,188

Net income	$1,819,159	$1,808,658	$1,348,773
F-43

	Years Ended December 31,
	2015	2014	2013
Statements of Cash Flows
Cash flows from operating activities—
Net income	$1,819,159	$1,808,658	$1,348,773
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiary	(1,310,208)	(1,287,759)	(1,048,188)
Restricted stock based compensation plan	(1,648)	(8,164)	(106,829)
Change in other assets	(321,874)	(79,089)	(92,357)
Change in other liabilities	(6,137)	(30,628)	(6,398)
Net cash provided by operating activities	179,292	403,018	95,001

Cash flows from financing activities:
Common stock dividend paid	(172,316)	(171,744)	(171,744)
Preferred stock dividend paid	(236,820)	(236,820)	(236,820)
Net purchase of treasury stock	—	—	(61,423)
Proceeds from issuance of common stock	191,070	114,784	180,657
Purchase of treasury stock	(48,403)	—	—
Net cash used in financing activities	(266,469)	(293,780)	(289,330)
Net change in cash	(87,177)	109,238	(194,329)

Cash:
Beginning of year	119,075	9,837	204,166
End of year	$31,898	$119,075	$9,837
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$55,000	$—	$26,000
F-44

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the Company’s quarterly financial data for the years ended December 31, 2015 and 2014 (amounts in thousands, except per share amounts):

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Interest Income	$3,174	$3,164	$3,367	$3,063
Interest expense	184	179	172	165
Net Interest income	2,990	2,985	3,195	2,898

Provision for loan losses	75	50	75	(100)
Non-interest income	1,164	1,059	1,069	1,309
Non-interest expense	3,558	3,580	3,662	3,644
Income before income taxes	521	414	527	663

Income tax expense	93	66	107	40

Net income	428	348	420	623

Preferred dividends	59	59	59	60

Net income available to common stockholders	$369	$289	$361	$563

Net income per common share - basic	$0.17	$0.13	$0.16	$0.26

Net income per common share - diluted	$0.17	$0.13	$0.16	$0.25

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014

Interest Income	$3,376	$3,387	$3,333	$3,266
Interest expense	212	211	211	199
Net Interest income	3,164	3,176	3,122	3,067

Provision for loan losses	—	—	—	75
Non-interest income	979	1,017	990	1,454
Non-interest expense	3,644	3,623	3,758	3,927
Income before income taxes	499	570	354	519

Income tax expense (benefit)	83	97	(22)	(24)

Net income	416	473	376	543

Preferred dividends	59	59	59	59

Net income available to common stockholders	$357	$414	$317	$484

Net income per common share - basic	$0.17	$0.19	$0.15	$0.22

Net income per common share - diluted	$0.16	$0.19	$0.15	$0.22

18.	SUBSEQUENT EVENTS

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

F-45

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The list of all financial statements is included at Item 8.

(a)(2)	The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)	Exhibit List

Exhibit Number	Exhibit

3.1	The Articles of Incorporation.(1)

3.2	Amendment to the Articles of Incorporation.(2)

3.3	Bylaws.(3)

3.4	Amendment to the Bylaws. (4)

4.1	Instruments Defining the Rights of Security Holders.(5)

10.1*	Citizens Bancshares Corporation Employee Stock Purchase Plan.(6)

10.2*	Citizens Bancshares Corporation 1999 Incentive Stock Option Plan.(6)

10.3*	Citizens Bancshares Corporation 2009 Long-Term Incentive Plan.(7)

10.4*	Employment Agreement Dated August 12, 2013 between Cynthia N. Day and Citizens Bancshares Corporation.(8)

10.5*	Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation.(9)

10.6*	Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation.(10)

10.7*	Change in Control Agreement by and between Fred Daniels and Citizens Bancshares Corporation.(11)

10.8*	Director Supplemental Executive Retirement Plan.(12)

10.9*	Senior Officer Supplemental Executive Retirement Plan.(13)

10.10*	Supplemental Executive Retirement Plan Joinder Agreement for Cynthia N. Day.(14)

10.11*	Supplemental Executive Retirement Plan Joinder Agreement for Samuel J. Cox.(15)

10.12*	First Amendment to Change in Control Agreement by and between Cynthia Day and Citizens Bancshares Corporation.(16)
58

Exhibit Number	Exhibit

10.13*	First Amendment to Change in Control Agreement by and between Samuel J. Cox and Citizens Bancshares Corporation.(17)

10.14	Letter Agreement, dated March 6, 2009, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury.(18)

10.15	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, regarding the American Recovery and Reinvestment Act of 2009.(19)

10.16	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury, pursuant to Section 113(d)(3) of the Emergency Economic Stabilization Act of 2008.(20)

10.17	Side Letter, dated March 6, 2009, between the Company and the United States Department of the Treasury.(21)

10.18	Form of Waiver.(22)

10.19	Letter Agreement, dated August 13, 2010, including Exchange Agreement – Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury.(23)

10.20	Form of Waiver.(24)

10.21	Letter Agreement, dated September 17, 2010, including Securities Purchase Agreement – Standard Terms, incorporated by reference herein, between the Company and the United States Department of the Treasury.(25)

10.22	Form of Waiver.(26)

10.23	TARP Recipient Principal Executive Officer and Principal Financial Officer Certification for Fiscal Year Other than the First Year.

21.1	List of subsidiaries.(27)

23.1	Consent of Report of Independent Registered Public Accountant Firm.

24.1	Power of Attorney (appears on the signature page of this Annual Report on Form 10-K).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.(28)

* Compensatory plan or arrangement.

59

(1)	Incorporated by reference to exhibit of same number in the Company’s Form 10-QSB for the quarter ending September 30, 2001.
(2)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Form 8-K dated March 6, 2009, Exhibit 3.1 of the Company’s Form 8-K dated August 12, 2010, and Exhibit 3.1 of the Company’s Form 8-K dated September 16, 2010.
(3)	Incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form 10, File No. 0-14535.
(4)	Incorporated by reference to exhibit of same number in the Company’s Form 10-K for the year ended December 31, 2014.
(5)	See the Articles of Incorporation of the Company at Exhibit 3.1 and 3.2 hereto and the Bylaws of the Company at Exhibit 3.3 hereto.
(6)	Incorporated by reference to Exhibit of same number in the Company’s 2000 Form 10-KSB.
(7)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
(8)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated August 12, 2013.
(9)	Incorporated by reference to Exhibit 10.8 in the Company’s Form 10-K for the year ended December 31, 2006.
(10)	Incorporated by reference to Exhibit 10.9 in the Company’s Form 10-K for the year ended December 31, 2006.
(11)	Incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K dated December 31, 2013.
(12)	Incorporated by reference to Exhibit of 10.11 in the Company’s Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to Exhibit of 10.12 in the Company’s Form 10-K for the year ended December 31, 2007.
(14)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 7, 2008.
(15)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 7, 2008.
(16)	Incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 30, 2008.
(17)	Incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 30, 2008.
60

(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated March 6, 2009.
(19)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated March 6, 2009.
(20)	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated March 6, 2009.
(21)	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated March 6, 2009.
(22)	Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated March 6, 2009.
(23)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2010.
(24)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 12, 2010.
(25)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 16, 2010.
(26)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 16, 2010.
(27)	The Company has only one subsidiary, Citizens Trust Bank.
(28)	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(b)	The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

Financial Statement Schedules: The financial statement schedules are either included in the financial statements or are not applicable.

61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: March 30, 2016

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

62

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ray Robinson	Chairman of the Board	March 30, 2016
Ray Robinson

/s/ Robert L. Brown	Director	March 30, 2016
Robert L. Brown

/s/ Stephen Elmore	Director	March 30, 2016
Stephen Elmore

/s/ C. David Moody	Director	March 30, 2016
C. David Moody

/s/ H. Jerome Russell	Director	March 30, 2016
H. Jerome Russell

/s/ James E. Williams	Director	March 30, 2016
James E. Williams

/s/ Cynthia N. Day	Director, President and Chief	March 30, 2016
Cynthia N. Day	Executive Officer*

/s/ Samuel J. Cox	Executive Vice President and	March 30, 2016
Samuel J. Cox	Chief Financial Officer**
*	Principal executive officer
**	Principal accounting and financial officer
63