Form 10-Q
period 2016-03-31
CITIZENS BANCSHARES CORP /GA/
filed 2016-05-16
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No: 0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1631302
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

230 Peachtree Street, N.W., Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:           (404) 659-5959

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,078,745 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on May 13, 2016.

PART 1.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2016 AND DECEMBER 31, 2015
(In thousands, except share data)

	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$3,341	$2,577
Federal funds sold	16,519	16,500
Interest-bearing deposits with banks	46,575	29,820
Certificates of deposit	900	900
Investment securities available for sale, at fair value	119,232	123,258
Other investments	958	965
Loans receivable, net	188,940	184,836
Premises and equipment, net	6,094	6,136
Cash surrender value of life insurance	10,157	10,090
Other real estate owned	2,730	4,463
Other assets	9,079	9,075

Total assets	$404,525	$388,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$90,235	$88,543
Interest-bearing deposits	252,175	240,319

Total deposits	342,410	328,862

Accrued expenses and other liabilities	4,995	4,147
Advances from Federal Home Loan Bank	5,230	5,235

Total liabilities	352,635	338,244

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized;
2,328,478 and 2,308,228 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,328	2,308
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(95)	(147)
Additional paid-in capital	8,323	8,344
Retained earnings	30,240	29,941
Treasury stock at cost, 249,732 and 241,454 shares at March 31, 2016 and December 31, 2015, respectively	(1,989)	(1,930)
Accumulated other comprehensive income (loss), net of income taxes	1,152	(71)

Total stockholders’ equity	51,890	50,376

	$404,525	$388,620

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - In thousands, except per share data)

	Three Months
	Ended March 31,
	2016	2015
Interest income:
Loans, including fees	$2,297	$2,403
Investment securities:
Taxable	510	507
Tax-exempt	209	235
Federal funds sold	28	—
Interest-bearing deposits	59	29
Total interest income	3,103	3,174
Interest expense:
Deposits	166	184
Other borrowings	3	—
Total interest expense	169	184
Net interest income	2,934	2,990
Provision for loan losses	75	75
Net interest income after provision for loan losses	2,859	2,915
Noninterest income:
Service charges on deposits	644	668
Gain on sales of securities	—	191
Other operating income	259	305
Total noninterest income	903	1,164
Noninterest expense:
Salaries and employee benefits	1,734	1,676
Net occupancy and equipment	475	501
Amortization of core deposit intangible	118	118
Other real estate owned, net	(133)	19
Other operating expenses	1,134	1,244
Total noninterest expense	3,328	3,558
Income before income taxes	434	521
Income tax expense	76	93
Net income	$358	$428
Preferred dividends	59	59
Net income available to common shareholders	$299	$369
Net income per common share - basic	$0.14	$0.17
Net income per common share - diluted	$0.14	$0.17
Weighted average common outstanding shares - basic	2,202	2,194
Weighted average common outstanding shares - diluted	2,208	2,210

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net Income	$358	$428
Other Comprehensive Income:
Unrealized holding gain on investment securities available for sale, net of tax of $630 for 2016 and $270 for 2015	1,223	528
Reclassification adjustment for realized gains included in net income, net of tax of $ - for 2016 and $65 for 2015	—	(126)
Other Comprehensive Income	$1,223	$402
Total Comprehensive Income	$1,581	$830

See notes to condensed consolidated financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited - In thousands)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance—December 31, 2014	12	$11,841	2,303	$2,303	90	$90	$(107)	$8,119	$28,532	(236)	$(1,882)	$670	$49,566

Net income	—	—	—	—	—	—	—	—	428	—	—	—	428
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	402	402
Nonvested restricted stock	—	—	—	—	—	—	30	—	—	—	—	—	30
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)
Balance—March 31, 2015	12	$11,841	2,303	$2,303	90	$90	$(77)	$8,119	$28,901	(236)	$(1,882)	$1,072	$50,367

Balance—December 31, 2015	12	$11,841	2,308	$2,308	90	$90	$(147)	$8,344	$29,941	(241)	$(1,930)	$(71)	$50,376

Net income	—	—	—	—	—	—	—	—	358	—	—	—	358
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,223	1,223
Issuance of common stock	—	—	20	20	—	—	—	(148)	—	(9)	(59)	—	(187)
Nonvested restricted stock	—	—	—	—	—	—	52	127	—	—	—	—	179
Dividends declared - preferred	—	—	—	—	—	—	—	—	(59)	—	—	—	(59)
Balance—March 31, 2016	12	$11,841	2,328	$2,328	90	$90	$(95)	$8,323	$30,240	(250)	$(1,989)	$1,152	$51,890

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands)

	2016	2015
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$358	$428
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	75
Depreciation	135	137
Amortization and accretion, net	263	243
Provision for deferred income tax	102	(91)
Gains on sale of securities	—	(191)
Restricted stock based compensation plan	52	30
Decrease in carrying value of other real estate owned	18	3
Net gain on sale of other real estate owned	(162)	(12)
Bank owned life insurance income	(67)	(53)
Change in other assets	(854)	(170)
Change in accrued expenses and other liabilities	848	(220)
Net cash provided by operating activities	768	179
INVESTING ACTIVITIES:
Proceeds from sales, maturities, and paydowns of investment securities available for sale	6,392	11,192
Purchases of investment securities available for sale	(650)	—
Net change in other investments	7	(7)
Net change in loans receivable	(4,201)	(2,968)
Proceeds from the sale of other real estate owned	1,890	383
Purchases of premises and equipment, net	(93)	(78)
Net cash provided by investing activities	3,345	8,522
FINANCING ACTIVITIES:
Net change in deposits	13,548	2,374
Net change in advances from Federal Home Loan Bank	(5)	(5)
Purchase of treasury stock	(59)	—
Dividends paid - preferred	(59)	(59)
Net cash provided by financing activities	13,425	2,310
Net change in cash and cash equivalents	17,538	11,011
Cash and cash equivalents, beginning of period	48,897	48,411
Cash and cash equivalents at end of period	$66,435	$59,422
Supplemental disclosures of cash paid during the period for:
Interest	$184	$197
Income taxes	$30	$20
Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$13	88
Change in unrealized gain on investment securities available for sale, net of taxes	$1,223	$402

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015. The results of operations for the interim periods reported herein are not necessarily representative of the results expected for the full 2016 fiscal year.

The consolidated financial statements of the Company for the three month period ended March 31, 2016 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which often require the judgment of management in the selection and application of certain accounting principles and methods. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company has followed those policies in preparing this report. Management believes that the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and of its results of operations.

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

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. These amendments did not have a material effect on its financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. These amendments did not have a material effect on its financial statements.

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
At March 31, 2016	Cost	Gains	Losses	Fair Value
State, county, and municipal securities	$27,822	$1,355	$2	$29,175
Mortgage-backed securities	89,665	637	245	90,057
Totals	$117,487	$1,992	$247	$119,232

		Gross	Gross
	Amortized	Unrealized	Unrealized
At December 31, 2015	Cost	Gains	Losses	Fair Value
State, county, and municipal securities	$28,248	$1,223	$14	$29,457
Mortgage-backed securities	93,118	65	1,383	91,800
Corporate securities	2,000	1	—	2,001
Totals	$123,366	$1,289	$1,397	$123,258

At March 31, 2016 and December 31, 2015, there were no investment securities held to maturity.

The amortized costs and fair values of investment securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	4,953	5,120
Due after five years through ten years	31,324	32,650
Due after ten years	81,210	81,462

	$117,487	$119,232

Securities with carrying values of $93,328,000 and $93,161,000 as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, FHLB advances and a $24,136,000 line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

There were no sales of securities during the first quarter of 2016. During the first quarter of 2015, proceeds from the sale of securities were $6,040,000 and gross realized gains on sales of securities were $191,000. There were no gross realized losses on sales of securities for the same periods during 2016 and 2015.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands):

At March 31, 2016
Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$7,309	$(23)	$23,660	$(222)	$30,969	$(245)

Municipal securities	646	(2)	—	—	646	(2)
Total	$7,955	$(25)	$23,660	$(222)	$31,615	$(247)

At December 31, 2015
Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$63,533	$(723)	$21,333	$(660)	$84,866	$(1,383)

Municipal securities	2,587	(14)	—	—	2,587	(14)
Total	$66,120	$(737)	$21,333	$(660)	$87,453	$(1,397)

Securities Held to Maturity

There were no securities classified as held to maturity in an unrealized loss position at March 31, 2016 and December 31, 2015.

The Company’s available for sale portfolio had seventeen (17) investment securities at March 31, 2016 that were in an unrealized loss position for longer than twelve months. At December 31, 2015, the Company had fifteen (15) investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2016	2015

Commercial, financial, and agricultural	$41,289	$42,748
Commercial Real Estate	106,234	104,092
Single-Family Residential	32,761	31,096
Construction and Development	4,035	2,220
Consumer	6,773	6,804
	191,092	186,960
Allowance for loan losses	2,152	2,124

	$188,940	$184,836

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended March 31, 2016
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$342	$1,170	$435	$3	$174	$2,124
Provision for loan losses	286	(222)	(106)	3	114	75
Loans charged-off	(30)	—	(43)	—	(78)	(151)
Recoveries on loans charged-off	6	4	78	—	16	104
Ending Balance	$604	$952	$364	$6	$226	$2,152

	For the Three Month Period Ended March 31, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$415	$1,366	$254	$72	$192	$2,299
Provision for loan losses	(131)	(40)	192	(21)	75	75
Loans charged-off	—	(83)	(97)	—	(55)	(235)
Recoveries on loans charged-off	5	65	1	1	15	87
Ending Balance	$289	$1,308	$350	$52	$227	$2,226

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At March 31, 2016
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$466	$133	$—	$—	$599
Total specific reserves	—	466	133	—	—	599
General reserves	604	486	231	6	226	1,553
Total	$604	$952	$364	$6	$226	$2,152

Loans individually evaluated for impairment	$—	$9,484	$416	$—	$—	$9,900
Loans collectively evaluated for impairment	41,289	96,750	32,345	4,035	6,773	181,192
Total	$41,289	$106,234	$32,761	$4,035	$6,773	$191,092

	At December 31, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$550	$100	$—	$—	$650
Total specific reserves	—	550	100	—	—	650
General reserves	342	620	335	3	174	1,474
Total	$342	$1,170	$435	$3	$174	$2,124

Loans individually evaluated for impairment	$—	$9,392	$417	$—	$—	$9,809
Loans collectively evaluated for impairment	42,748	94,700	30,679	2,220	6,804	177,151
Total	$42,748	$104,092	$31,096	$2,220	$6,804	$186,960

The following table presents impaired loans by class of loan (in thousands):

At March 31, 2016
Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$—	$—
HELOC’s and equity	202	202	133	301	214
Commercial
Secured	—	—	—	—	—
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	406	406	356	8,399	7,778
Non-owner occupied	691	691	110	661	609
Multi-family	—	—	—	—	—
Construction and Development:
Construction	—	—	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$1,299	$1,299	$599	$9,361	$8,601

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—
HELOC’s and equity	416	1	2,916	12
Commercial:
Secured	—	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	8,211	30	7,409	97
Non-owner occupied	1,302	3	2,407	75
Multi-family	—	—	98	15
Construction and Development:
Construction	—	—	—	—
Improved Land	—	—	—	—
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$9,929	$34	$12,830	$199

At December 31, 2015
Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	134	134	100	304	283	209	43
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	4,115	4,115	356	4,456	3,972	8,666	391
Non-owner occupied	691	691	194	667	614	1,679	193
Multi-family	—	—	—	—	—	—	—
Construction and Development:
Construction	—	—	—	—	—	—	—
Improved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$4,940	$4,940	$650	$5,427	$4,869	$10,554	$627

The following table is an aging analysis of our loan portfolio (in thousands):

	At March 31, 2016
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$2,111	$—	$861	$2,972	$18,236	$21,208	$—	$1,359
HELOC’s and equity	266	69	193	528	11,025	11,553	—	267
Commercial:
Secured	249	—	—	249	36,515	36,764	—	—
Unsecured	—	—	—	—	4,525	4,525	—	—
Commercial Real Estate:
Owner occupied	590	337	—	927	50,511	51,438	—	—
Non-owner occupied	369	30	1,591	1,990	48,040	50,030	—	2,188
Multi-family	—	—	—	—	4,766	4,766	—	—
Construction and Development	—	—	—	—	4,035	4,035	—	—
Consumer and Other	4	11	8	23	6,750	6,773	6	5
Total	$3,589	$447	$2,653	$6,689	$184,403	$191,092	$6	$3,819

	At December 31, 2015
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,581	$824	$745	$3,150	$19,253	$22,403	$—	$1,246
HELOC’s and equity	224	59	173	456	8,237	8,693	—	250
Commercial:
Secured	49	—	30	79	36,144	36,223	—	30
Unsecured	—	—	—	—	6,525	6,525	—	—
Commercial Real Estate:
Owner occupied	931	336	—	1,267	51,180	52,447	—	933
Non-owner occupied	441	691	—	1,132	45,684	46,816	—	551
Multi-family	—	—	—	—	4,829	4,829	—	—
Construction and Development:
Construction	—	—	—	—	2,220	2,220	—	—
Consumer and Other	29	41	6	76	6,728	6,804	—	6
Total	$3,255	$1,951	$954	$6,160	$180,800	$186,960	$—	$3,016

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

The following table presents our loan portfolio by risk rating (in thousands):

	At March 31, 2016
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$21,208	$19,690	$647	$871	$—
HELOC’s and equity	11,553	10,915	—	563	75
Commercial, financial, and agricultural:
Secured	36,764	36,764	—	—	—
Unsecured	4,525	4,525	—	—	—
Commercial Real Estate:
Owner occupied	51,438	44,072	1,474	5,892	—
Non-owner occupied	50,030	47,964	52	1,831	183
Multi-family	4,766	4,465	301	—	—
Construction and Development	4,035	4,035	—	—	—
Consumer	6,773	6,765	—	2	6
Total	$191,092	$179,195	$2,474	$9,159	$264

	At December 31, 2015
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$22,403	$20,729	$—	$1,651	$23
HELOC’s and equity	8,693	8,004	66	547	76
Commercial, financial, and agricultural:
Secured	36,223	36,193	—	—	30
Unsecured	6,525	6,525	—	—	—
Commercial Real Estate:
Owner occupied	52,447	45,274	1,604	5,569	—
Non-owner occupied	46,816	45,458	107	1,251	—
Multi-family	4,829	4,524	305	—	—
Construction and Development	2,220	2,220	—	—	—
Consumer	6,804	6,749	—	16	39
Total	$186,960	$175,676	$2,082	$9,034	$168

During the three months ended March 31, 2016, the Company did not modify any loan that was considered to be a troubled debt restructuring. During the three months ended March 31, 2015, the Company modified two (2) loans that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on these loans (dollars in thousands).

Extended Terms and Decreased Interest Rate
	Three Months Ended March 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential:
Residential mortgages	2	$34	$34
Total	2	$34	$34

There were no loans restructured during the last twelve months that experienced payment default subsequent to restructuring during the three month periods ended March 31, 2016 and 2015.

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

Loans—The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired, and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at March 31, 2016
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,175	$—	$29,175	$—
Mortgage-backed securities	90,057	—	90,057	—
	119,232	—	119,232	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,018	$—	$—	$9,018
Single-family Residential	283	—	—	283
Other real estate owned	2,730	—	—	2,730
	12,031	—	—	12,031

	Fair Value Measurements at December 31, 2015
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,457	$—	$29,457	$—
Mortgage-backed securities	91,800	—	91,800	—
Corporate securities	2,001	—	2,001	—
	123,258	—	123,258	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$8,842	$—	$—	$8,842
Single-family Residential	317	—	—	317
Other real estate owned	4,463	—	—	4,463
	13,622	—	—	13,622

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

(Dollars in thousands)	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range
Impaired Loans:

Commercial Real Estate	$9,018	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%
Single-family Residential	$283	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%
OREO	$2,730	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

As of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

(Dollars in thousands)	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range
Impaired Loans:

Commercial Real Estate	$8,842	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%
Single-family Residential	$317	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%
OREO	$4,463	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 (in thousands):

	March 31, 2016
	Fair Value Measurements
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,341	$3,341	$3,341	$—	$—
Interest-bearing deposits with banks	46,575	46,575	46,575	—	—
Federal funds sold	16,519	16,519	16,519	—	—
Certificates of deposit	900	900	900	—	—
Investment securities	119,232	119,232	—	119,232	—
Other investments	958	958	958	—	—
Loans-net	188,940	187,830	—	—	187,830
Cash surrender value of life insurance	10,157	10,157	10,157	—	—

Financial liabilities:
Deposits	342,410	343,182	228,436	114,746	—
Advances from Federal Home Loan Bank	5,230	5,230	—	5,230	—

	Notional Amount	Estimated Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$31,277	$—
Commercial letters of credit	1,889	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2015 are as follows:

	December 31, 2015
	Fair Value Measurements
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,577	$2,577	$2,577	$—	$—
Interest-bearing deposits with banks	29,820	29,820	29,820	—	—
Federal funds sold	16,500	16,500	16,500	—	—
Certificates of deposit	900	900	900	—	—
Investment securities	123,258	123,258	—	123,258	—
Other investments	965	965	965	—	—
Loans-net	184,836	183,929	—	—	183,929
Cash surrender value of life insurance	10,090	10,090	10,090	—	—

Financial liabilities:
Deposits	328,862	329,211	212,820	116,391	—
Advances from Federal Home Loan Bank	5,235	5,235	—	5,235	—

	Notional Amount	Estimated Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$35,843	$—
Commercial letters of credit	1,889	—

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

	March 31,	December 31,
	2016	2015
Balance—beginning of period	$4,463	$4,668
Additions	13	976
Sales	(1,728)	(964)
Write downs	(18)	(217)

Balance—end of period	$2,730	$4,463

6. INTANGIBLE ASSETS

Finite lived intangible assets of the Company represent deposit assumption premiums recorded upon the purchase of certain assets and liabilities from other financial institutions. Deposit assumption premiums are amortized over seven years, the estimated average lives of the deposit bases acquired, using the straight-line method and are included within other assets on the Condensed Consolidated Balance Sheets. As of March 31, 2016, the deposit premium is fully amortized.

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.

The following table presents information about the Company’s intangible assets (in thousands):

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$3,303	$3,303	$3,185

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended March 31,
	2016	2015
Aggregate amortization expense of core deposit intangibles:	$118	$118

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2016	$118
2017 and thereafter	$—

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

The following table presents the number of options that are considered antidilutive and dilutive in the computation of diluted earnings per share:

	Three months ended March 31,
	2016	2015
Options excluded from calculation of diluted earnings per share	41,377	32,777

Dilutive options included in calculation of diluted earnings per share	—	16,500

Total number of options outstanding	41,377	49,277

The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months ended March 31, 2016

Basic earnings per share available to common stockholders	$299	2,202	$0.14
Nonvested restricted stock grant	—	6	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$299	2,208	$0.14

Three Months ended March 31, 2015

Basic earnings per share available to common stockholders	$369	2,194	$0.17
Nonvested restricted stock grant	—	16	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$369	2,210	$0.17

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were issued.

9. RECLASSIFICATIONS

Certain amounts in the 2015 consolidated financial statements were reclassified to conform to the 2016 presentation. These reclassifications had no effect on shareholders’ equity or the results of operations as previously presented.

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

The following discussion is of the Company’s financial condition as of March 31, 2016 and December 31, 2015, and the changes in the financial condition and results of operations for the three month periods ended March 31, 2016 and 2015.

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

Investment Securities - The Company classifies investments in one of three categories based on management’s intent upon purchase: held to maturity securities which are reported at amortized cost, trading securities which are reported at fair value with unrealized holding gains and losses included in earnings, and available for sale securities which are recorded at fair value with unrealized holding gains and losses included as a component of accumulated other comprehensive income. The Company had no investment securities classified as trading securities during 2016 or 2015.

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

A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company has followed those policies in preparing this report.

FINANCIAL CONDITION

At March 31, 2016, the Company had total assets of $404,525,000 compared to $388,620,000 at December 31, 2015. The $15,905,000 increase is primarily related to interest-bearing deposits with banks of $16,755,000 and net loans of $4,104,000; offset by declines in available for sale investments of $4,026,000, and other assets principally comprised of other real estate owned (OREO) of $1,733,000. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity. The decrease in available for sale securities is primarily attributed to securities called/matured and paydowns as the Company continues to manage its asset/liability position in light of the current economic environment. At March 31, 2016, total assets consisted primarily of $119,232,000 in investment securities and $188,940,000 in net loans representing 29% and 47% of total assets, respectively. Investment securities and net loans represented 32% and 48% of total assets at December 31, 2015.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. Net loans receivable increased by $4,104,000 at March 31, 2016 compared to December 31, 2015. The increases were primarily in commercial real estate of $2,142,000, construction and development of $1,815,000 and single-family residential loans of $1,665,000, coupled with a net increase in allowance for loan losses of $28,000; offset by a decrease in commercial, financial and agriculture loans of $1,459,000 and consumer loans of $31,000. The Company continues to pursue opportunities to enhance its lending as well as investing in the resources needed to strengthen these efforts.

At March 31, 2016, OREO decreased by $1,733,000 to $2,730,000 compared to $4,463,000 reported at the year-end of 2015. This decrease is primarily related to the sale of OREO properties totaling $1,728,000 and $18,000 in write-downs, partially offset by $13,000 in additions to the OREO balance during the first quarter of 2016.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased by $67,000 to $10,157,000 at March 31, 2016. The increase is primarily due to the earnings on the premiums paid over the life of the insurance contract during the first quarter of 2016.

The Company’s liabilities at March 31, 2016 totaled $352,635,000 and consisted primarily of $342,410,000 in deposits, which increased by $13,548,000 compared to total deposits of $328,862,000 at December 31, 2015. Accrued expenses and other liabilities were $4,995,000, representing an increase of $848,000 compared to $4,147,000 at December 31, 2015 primarily in deferred income taxes and accrued other expenses. FHLB advances totaled $5,230,000 at March 31, 2016 compared to $5,235,000 at December 31, 2015.

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

At March 31, 2016, and December 31, 2015, the investment securities portfolio represented approximately 29% and 32%, respectively, of the Company’s total assets.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	March 31,	December 31,
	2016	2015
Commercial, Financial, and Agricultural	$41,289	$42,748
Commercial Real Estate	106,234	104,092
Single-Family Residential	32,761	31,096
Construction and Development	4,035	2,220
Consumer	6,773	6,804
	191,092	186,960
Allowance for loan losses	2,152	2,124

	$188,940	$184,836

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At March 31, 2016 and December 31, 2015, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $139.0 million and $135.2 million, respectively, and represented 72.7% and 72.3% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $47.5 million and $42.0 million at March 31, 2016 and December 31, 2015, respectively.

•	The Company’s loans to area convenience stores were approximately $6.0 million and $6.1 million at March 31, 2016 and December 31, 2015, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $15.4 million and $15.6 million at March 31, 2016 and December 31, 2015, respectively.

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

For the three months ended March 31, 2016, nonperforming assets decreased by $924,000, or 12.4%, to $6,555,000 when compared to December 31, 2015. The year-to-date decrease is primarily attributed to a $1,733,000 decline in other real estate owned (OREO), offset by an increase in nonperforming loans of $809,000. The Company charged-off $151,000 in nonperforming loans during the first three months of 2016 which is a decrease of $84,000 compared to the $235,000 charged-off for the same period last year. Charged-offs, net of recoveries, for the same period decreased by $101,000. At March 31, 2016, nonperforming assets represent 1.62% of total assets compared to 1.92% at December 31, 2015. There was one (1) loan greater than 90 days past due and still accruing interest at March 31, 2016 and none at December 31, 2015.

The table below presents a summary of the Company’s nonperforming assets at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$2,488	$2,497
Other nonaccrual loans	1,331	519
Past-due loans of 90 days or more and still accruing	6	—
Nonperforming loans	3,825	3,016

Real estate acquired through foreclosure	2,730	4,463
Total nonperforming assets	$6,555	$7,479

Ratios:
Nonperforming loans to loans, net of unearned income	2.00%	1.61%

Nonperforming assets to loans, net of unearned income,
and real estate acquired through foreclosure	3.38%	3.91%

Nonperforming assets to total assets	1.62%	1.92%

Allowance for loan losses to nonperforming loans	56.26%	70.42%

Allowance for loan losses to nonperforming assets	32.83%	28.40%

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

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	March 31, 2016	December 31, 2015
Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,195	$5,285
Restructured loans nonaccruing	2,488	2,497
Total restructured and modified loans	$7,683	$7,782

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the three month periods ended March 31, 2016 and 2015, a provision for loan losses of $75,000 was charged against operating earnings based on growth of the loan portfolio and the Company’s evaluation of the loan portfolio. Approximately $599,000 of the allowance for loan losses was allocated to loans management considered impaired at March 31, 2016 compared to $650,000 at December 31, 2015.

At March 31, 2016, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the three months ended March 31, 2016 and 2015 (amount in thousands, except financial ratios):

	2016	2015
Loans, net of unearned income	$191,092	$193,751

Average loans, net of unearned income and the allowance for loan losses	$184,916	$189,205

Allowance for loan losses at the beginning of period	$2,124	$2,299

Loans charged-off:
Commercial, financial, and agricultural	30	—
Real estate - loans	43	180
Installment loans to individuals	78	55
Total loans charged-off	151	235

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	6	5
Real estate - loans	82	67
Installment loans to individuals	16	15
Total loans recovered	104	87

Net loans charged-off	47	148

Additions to allowance for loan losses charged to operating expense	75	75

Allowance for loan losses at period end	$2,152	$2,226

Ratio of net loans charged-off to average loans, net of unearned income and the allowance for loan losses	0.03%	0.08%

Ratio of allowance for loan losses to loans, net of unearned income	1.13%	1.15%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	March 31, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
Commercial, financial, and agricultural	$604	22%	$342	23%
Commercial Real Estate	952	56%	1,170	56%
Single-family Residential	364	17%	435	17%
Construction and Development	6	2%	3	1%
Consumer	226	3%	174	3%

Total allowance for loan losses	$2,152	100%	$2,124	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at March 31, 2016 increased by 4.1% or $13,548,000 to $342,410,000 when compared to December 31, 2015. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits increased by $1,692,000, or approximately 1.9% to $90,235,000 and interest-bearing deposits increased by $11,856,000, or 4.9%, to $252,175,000 for the three month period ending March 31, 2016. On an average basis, noninterest-bearing deposits increased by $2,896,000 to $90,865,000 during the first quarter of 2016 compared to $87,970,000 for the year ended December 31, 2015. Average interest-bearing deposits decreased by $2,312,000 to $249,183,000 at March 31, 2016 compared to $251,494,000 for the year ended December 31, 2015. At March 31, 2016, the Company’s cost of funds was approximately 0.18% compared to 0.20% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. At March 31, 2016 and December 31, 2015, the Company had $20,974,000 and $21,020,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with time deposits higher than the FDIC $250,000 insurance coverage limit.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $34,642,000 and $35,020,000 at March 31, 2016 and December 31, 2015, respectively.

The following is a summary of interest-bearing deposits (in thousands):

	March 31,	December 31,
	2016	2015
NOW and money market accounts	$101,848	$89,470
Savings accounts	36,042	34,807
Time deposits of $100,000 or more	85,294	86,914
Other time deposits	28,991	29,128
	$252,175	$240,319

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of March 31, 2016 and December 31, 2015, total loans pledged as collateral were $26,979,000 and $27,033,000, respectively.

Maturity Callable Type	March 31, 2016	December 31, 2015
	(in thousands)
December 2016(1)	$5,000	$5,000

August 2026(2)	230	235

Total Principal Outstanding	$5,230	$5,235

(1)	This FHLB advance had a fixed rate of 0.42% as of March 31, 2016.
(2)	Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At March 31, 2016 the Company had approximately a $77.6 million line of credit facility at the FHLB of which $25.2 million was committed consisting of advances of $5,230,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $24.1 million of borrowing capacity at the Federal Reserve Bank discount window and an unsecured $4.0 million fed funds line of credit.

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

For the three-month period ended March 31, 2016, net interest income decreased by $56,000 or 1.87% to $2,934,000 compared to $2,990,000 reported for the same period last year. Total interest income decreased by $71,000, or 2.24%, to $3,103,000 compared to $3,174,000 for the same three month period in 2015. Interest income on loans decreased by $106,000 due to a 11 bps decrease in yields earned on loans coupled with lower average loan balances compared to the same period last year due to large expected liquidations in third quarter of 2015. Interest income on investment securities decreased by $23,000 primarily due to a 6 bps decrease in investment yields compared to first quarter of 2015. This decline was offset by an increase in interest earned on federal funds sold and interest-bearing deposits of $58,000 compared to the same period last year. Total interest expense for the period decreased by $15,000 or 8.15% compared to the same three month period in 2015 as the Company continues to manage the funding cost and deposit mix. At March 31, 2016, the Company’s cost of funds was approximately 0.18% compared to 0.20% for the same period last year.

At March 31, 2016, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.29% compared to 3.40% reported at March 31, 2015. The decrease in the net interest margin on a fully tax equivalent basis compared to the same period last year is primarily due to the paydown of higher rate legacy loans that are being replaced by lower yielding loans. Similarly, interest income on investment securities declined due to lower investment yields caused by higher yielding bonds being paid down, maturing or being called and being replaced with lower yielding securities. The Company is mindful of the interest rate risk of investing its excess liquidity in this low rate environment which could negatively impact its liquidity and capital position with an interest rate increase on the horizon.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the three months ended March 31, 2016 and 2015, the Company charged against operating earnings a provision for loan losses of $75,000 in each period.

The allowance for loan losses was $2,152,000, $2,124,000, and $2,226,000 at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The allowance for loan losses was 56.26%, 70.42%, and 34.35% of nonperforming loans at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At March 31, 2016 the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $903,000 for the three month period ended March 31, 2016, a decrease of $261,000, or 22.42% compared with the same period last year. This decrease is primarily due to gains on the sale of investment securities of $191,000 reported for the first quarter of 2015. There were no gains on sale of investment securities for the same period in 2016. The service charges on deposits and other operating income decreased by $24,000 and $46,000, respectively, compared to the same period last year.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the first quarter of 2016 decreased by $230,000 to $3,328,000 compared to $3,558,000 for the same quarter last year. Salaries and employee benefits expense increased by $58,000 due to the hiring of additional lending officers to enhance loan production, and the filling of one officer level position that was vacant in early 2015. Net occupancy and equipment expense decreased by $26,000 compared to the same period of last year. OREO related expenses decreased by $152,000 compared to the same period last year primarily due to a gain on sale of OREO. Other operating expenses decreased by $103,000 compared to the same period in the prior year. The decline in other operating expenses is in multiple expense categories as the Company continues to manage its expenses in line with declines in interest income.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at March 31, 2016. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of March 31, 2016.

	Cumulative amounts as of March 31, 2016
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$46,575	$—	$—	$—	$46,575
Federal funds sold	16,519	—	—	—	16,519
Certificates of deposit	—	900	—	—	900
Investments	—	54	5,066	114,112	119,232
Loans	77,617	20,290	69,621	23,564	191,092
Total interest-sensitive assets	$140,711	$21,244	$74,687	$137,676	$374,318

Interest-sensitive liabilities:
Interest bearing deposits(a)	$158,267	$66,132	$27,776	$—	$252,175
Other borrowings	—	5,000	—	230	5,230
Total interest-sensitive liabilities	$158,267	$71,132	$27,776	$230	$257,405

Interest-sensitivity gap	$(17,556)	$(49,888)	$46,911	$137,446	$116,913

Cumulative interest-sensitivity gap	(17,556)	(67,444)	(20,533)	116,913	116,913

Cumulative interest-sensitivity gap to total interest-sensitive assets	(4.69)%	(18.02)%	(5.49)%	31.23%	31.23%

(a) Savings, NOW, and money market deposits totaling $137,890 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At March 31, 2016 the Company had approximately a $77.6 million line of credit facility at the FHLB of which $25.2 million was committed consisting of advances of $5,230,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $24.1 million of borrowing capacity at the Federal Reserve Bank discount window and an unsecured $4.0 million fed funds line of credit. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased by $1,514,000 during the three month period ended March 31, 2016 due to multiple factors. Accumulated other comprehensive income, net of income taxes, increased by $1,223,000. This increase is attributed to the volatility in interest rates and swings in credit spreads, and their impact on the fair value of the Company’s available for sale securities portfolio. Retained earnings increased by $299,000 primarily due to a net income of $358,000, partially offset by $59,000 of preferred dividends paid to the U.S. Treasury. Additional paid-in-capital decreased by $21,000 due to issuance of common stock associated with restricted stock.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amount and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Effective January 1, 2015, the regulation now also requires the Company to maintain a minimum amount and ratio of common equity Tier 1 capital to risk weighted assets. Futhermore, effective January 1, 2016, in addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. At March 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject and are considered to be “well capitalized” under regulatory standards.

The following table presents regulatory capital adequancy ratios for the Company and the Bank as at March 31, 2016 and December 31, 2015:

	March 31,		December 31,
	2016		2015
	The Company	The Bank	The Company	The Bank
Tier 1 Capital (to average assets)	12%	12%	12%	13%
Tier 1 Capital (to risk weighted assets)	20%	20%	20%	20%
Tier 1 Common Equity (to risk weighted assets)	N/A	20%	N/A	20%
Total Capital (to risk weighted assets)	21%	21%	20%	21%
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

The Company and the Bank are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company’s consolidated financial position.

ITEM 1A.	RISK FACTORS

We believe there have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. You should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three and nine months ended March 31, 2016 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date:	May 16, 2016	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date:	May 16, 2016	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer
Page 44 of 44