Form 10-Q
period 2016-06-30
CITIZENS BANCSHARES CORP /GA/
filed 2016-08-15
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,079,997 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on August 11, 2016.

PART 1.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(In thousands, except share data)

ASSETS	2016	2015
	(Unaudited)
Cash and due from banks	$2,948	$2,577
Federal funds sold	16,537	16,500
Interest-bearing deposits with banks	53,098	29,820
Certificates of deposit	900	900
Investment securities available for sale, at fair value	114,732	123,258
Other investments	958	965
Loans receivable, net	197,097	184,836
Premises and equipment, net	6,649	6,136
Cash surrender value of life insurance	10,224	10,090
Other real estate owned	2,849	4,463
Other assets	8,184	9,075

Total assets	$414,176	$388,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$91,919	$88,543
Interest-bearing deposits	259,326	240,319

Total deposits	351,245	328,862

Accrued expenses and other liabilities	4,843	4,147
Advances from Federal Home Loan Bank	5,225	5,235

Total liabilities	361,313	338,244

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,330,028 and 2,308,228 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,330	2,308
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(58)	(147)
Additional paid-in capital	8,322	8,344
Retained earnings	30,756	29,941
Treasury stock at cost, 250,030 and 241,454 shares at June 30, 2016 and December 31, 2015, respectively	(1,991)	(1,930)
Accumulated other comprehensive income (loss), net of income taxes	1,573	(71)

Total stockholders’ equity	52,863	50,376

	$414,176	$388,620

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$2,406	$2,439	$4,703	$4,842
Investment securities:
Taxable	466	470	976	977
Tax-exempt	199	218	408	453
Federal funds sold	28	—	56	—
Interest-bearing deposits	56	37	115	66
Total interest income	3,155	3,164	6,258	6,338

Interest expense:
Deposits	159	179	325	363
Other borrowings	6	—	9	—
Total interest expense	165	179	334	363

Net interest income	2,990	2,985	5,924	5,975

Provision for (recovery of) loan losses	(175)	50	(100)	125

Net interest income after provision for loan losses	3,165	2,935	6,024	5,850

Noninterest income:
Service charges on deposits	659	665	1,303	1,333
Gain on sales of securities	—	121	—	312
Other operating income	544	273	803	578

Total noninterest income	1,203	1,059	2,106	2,223

Noninterest expense:
Salaries and employee benefits	1,685	1,689	3,419	3,365
Net occupancy and equipment	506	524	981	1,025
Amortization of core deposit intangible	—	118	118	236
FDIC insurance	61	75	147	168
Other real estate owned, net	(3)	92	(136)	111
Other operating expenses	1,086	1,082	2,134	2,233

Total noninterest expense	3,335	3,580	6,663	7,138

Income before income taxes	1,033	414	1,467	935

Income tax expense	284	66	360	159

Net income	$749	$348	$1,107	$776
Preferred dividends	59	59	118	118

Net income available to common shareholders	$690	$289	$989	$658

Net income per common share - basic	$0.31	$0.13	$0.45	$0.30

Net income per common share - diluted	$0.31	$0.13	$0.45	$0.30

Weighted average common outstanding shares - basic	2,207	2,183	2,205	2,180

Weighted average common outstanding shares - diluted	2,209	2,212	2,207	2,209

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - In thousands)

	Three Months Ended
	June 30,
	2016	2015
Net Income	$749	$348

Other Comprehensive Income:

Unrealized holding gain (loss) on investment securities available for sale, net of tax of $217 for 2016 and ($397) for 2015	422	(765)

Reclassification adjustment for realized gains (loss) included in net income, net of tax of $ - for 2016 and ($41) for 2015	—	(80)

Other Comprehensive Income (loss)	$422	$(845)

Total Comprehensive Income (loss)	$1,171	$(497)

	Six Months Ended
	June 30,
	2016	2015
Net Income	$1,107	$776

Other Comprehensive Income:

Unrealized holding gain (loss) on investment securities available for sale, net of tax of $848 for 2016 and ($126) for 2015	1,644	(236)

Reclassification adjustment for realized gains (loss) included in net income, net of tax of $ - and $106 for 2016 and 2015, respectively	—	(206)

Other Comprehensive Income (loss)	$1,644	$(442)

Total Comprehensive Income	$2,751	$334

See notes to condensed consolidated financial statements.

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2014	12	$11,841	2,303	$2,303	90	$90	$(107)	$8,119	$28,532	(236)	$(1,882)	$670	$49,566

Net income	—	—	—	—	—	—	—	—	776	—	—	—	776
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(442)	(442)
Issuance of common stock	—	—	5	5	—	—	—	38	—	(5)	(48)	—	(5)
Nonvested restricted stock	—	—	—	—	—	—	(160)	187	—	—	—	—	27
Dividends declared - preferred	—	—	—	—	—	—	—	—	(118)	—	—	—	(118)
Dividends declared - common	—	—	—	—	—	—	—	—	(174)	—	—	—	(174)
Balance—June 30, 2015	12	$11,841	2,308	$2,308	90	$90	$(267)	$8,344	$29,016	(241)	$(1,930)	$228	$49,630

Balance—December 31, 2015	12	$11,841	2,308	$2,308	90	$90	$(147)	$8,344	$29,941	(241)	$(1,930)	$(71)	$50,376

Net income	—	—	—	—	—	—	—	—	1,107	—	—	—	1,107
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,644	1,644
Issuance of common stock	—	—	22	22	—	—	—	(157)	—	(9)	(61)	—	(196)
Nonvested restricted stock	—	—	—	—	—	—	89	135	—	—	—	—	224
Dividends declared - preferred	—	—	—	—	—	—	—	—	(118)	—	—	—	(118)
Dividends declared - common	—	—	—	—	—	—	—	—	(174)	—	—	—	(174)
Balance—June 30, 2016	12	$11,841	2,330	$2,330	90	$90	$(58)	$8,322	$30,756	(250)	$(1,991)	$1,573	$52,863

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands)

	2016	2015
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,107	$776
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for loan losses	(100)	125
Depreciation	293	273
Amortization and accretion, net	318	512
Provision for deferred income tax	199	477
Gains on sale of securities	—	(312)
Restricted stock based compensation plan	224	27
Decrease in carrying value of other real estate owned	98	53
Net gain on sale of other real estate owned	(269)	(12)
Bank owned life insurance income	(134)	(106)
Change in other assets	(272)	118
Change in accrued expenses and other liabilities	696	(920)

Net cash provided by operating activities	2,160	1,011

INVESTING ACTIVITIES:
Proceeds from calls of investment securities held to maturity	—	240
Proceeds from sales, maturities, and paydowns of investment securities available for sale	11,376	22,602
Purchases of investment securities available for sale	(650)	(19,316)
Net change in other investments	7	(7)
Net change in loans receivable	(12,561)	(6,037)
Proceeds from the sale of other real estate owned	2,140	545
Redemption of bank owned life insurance	—	2,232
Purchases of premises and equipment, net	(806)	(126)

Net cash provided by (used in) investing activities	(494)	133

FINANCING ACTIVITIES:
Net change in deposits	22,383	(3,787)
Net change in advances from Federal Home Loan Bank	(10)	(10)
Restricted stock remitted by employees for taxes	(61)	(5)
Dividends paid - preferred	(118)	(118)
Dividends paid - common	(174)	(174)
Net cash provided by (used in) financing activities	22,020	(4,094)

Net change in cash and cash equivalents	23,686	(2,950)

Cash and cash equivalents, beginning of period	48,897	48,411

Cash and cash equivalents at end of period	$72,583	$45,461

Supplemental disclosures of cash paid during the period for:
Interest	$337	$359

Income taxes	$30	$20

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$355	94

Change in unrealized gain on investment securities available for sale, net of taxes	$1,644	$(442)

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

The consolidated financial statements of the Company for the three and six month periods ended June 30, 2016 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$26,972	$1,382	$—	$28,354
Mortgage-backed securities	85,376	1,119	117	86,378
Totals	$112,348	$2,501	$117	$114,732

At December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$28,248	$1,223	$14	$29,457
Mortgage-backed securities	93,118	65	1,383	91,800
Corporate securities	2,000	1	—	2,001
Totals	$123,366	$1,289	$1,397	$123,258

At June 30, 2016 and December 31, 2015, there were no investment securities held to maturity.

The amortized costs and fair values of investment securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$822	$824
Due after one year through five years	4,237	4,418
Due after five years through ten years	30,276	31,743
Due after ten years	77,013	77,747

	$112,348	$114,732

Securities with carrying values of $81,735,000 and $93,161,000 as of June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, FHLB advances and a $28,227,000 line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

There were no sales of securities during the three or six months ended June 30, 2016. During the first half of 2015, proceeds from the sale of securities were $12,385,000 and gross realized gains on sales of securities were $312,000. For the three month period ended June 30, 2015, gross realized gains on securities were $121,000. There were no gross realized losses on sales of securities during the three and six month periods ended June 30, 2016 and 2015.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands):

At June 30, 2016

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$—	$—	$17,877	$(117)	$17,877	$(117)

Municipal securities	—	—	—	—	—	—

Total	$—	$—	$17,877	$(117)	$17,877	$(117)

At December 31, 2015

Securities Available for Sale

	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$63,533	$(723)	$21,333	$(660)	$84,866	$(1,383)

Municipal securities	2,587	(14)	—	—	2,587	(14)

Total	$66,120	$(737)	$21,333	$(660)	$87,453	$(1,397)

The Company’s available for sale portfolio had thirteen (13) investment securities at June 30, 2016 that were in an unrealized loss position for longer than twelve months. At December 31, 2015, the Company had fifteen (15) investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	June 30,	December 31,
	2016	2015

Commercial, financial, and agricultural	$44,345	$42,748
Commercial Real Estate	108,436	104,092
Single-Family Residential	32,184	31,096
Construction and Development	6,838	2,220
Consumer	7,352	6,804
	199,155	186,960
Allowance for loan losses	2,058	2,124

	$197,097	$184,836

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended June 30, 2016
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$604	$952	$364	$6	$226	$2,152
Recovery of loan losses	(181)	(164)	176	3	(9)	(175)
Loans charged-off	—	(179)	(58)	—	(19)	(256)
Recoveries on loans charged-off	5	316	1	—	15	337
Ending Balance	$428	$925	$483	$9	$213	$2,058

	For the Six Month Period Ended June 30, 2016
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$342	$1,170	$435	$3	$174	$2,124
Recovery of loan losses	105	(386)	70	6	105	(100)
Loans charged-off	(30)	(179)	(101)	—	(97)	(407)
Recoveries on loans charged-off	11	320	79	—	31	441
Ending Balance	$428	$925	$483	$9	$213	$2,058

	For the Three Month Period Ended June 30, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$289	$1,308	$350	$52	$227	$2,226
Provision for loan losses	346	(228)	(10)	(48)	(10)	50
Loans charged-off	—	—	(73)	—	(56)	(129)
Recoveries on loans charged-off	5	111	23	5	30	174
Ending Balance	$640	$1,191	$290	$9	$191	$2,321

	For the Six Month Period Ended June 30, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Beginning balance	$415	$1,366	$254	$72	$192	$2,299
Provision for loan losses	215	(268)	182	(69)	65	125
Loans charged-off	—	(83)	(170)	—	(111)	(364)
Recoveries on loans charged-off	10	176	24	6	45	261
Ending Balance	$640	$1,191	$290	$9	$191	$2,321

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At June 30, 2016
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$74	$426	$180	$—	$—	$680
Total specific reserves	74	426	180	—	—	680
General reserves	354	499	303	9	213	1,378
Total	$428	$925	$483	$9	$213	$2,058

Loans individually evaluated for impairment	$150	$9,884	$426	$—	$—	$10,460
Loans collectively evaluated for impairment	44,195	98,552	31,758	6,838	7,352	188,695
Total	$44,345	$108,436	$32,184	$6,838	$7,352	$199,155

	At December 31, 2015
	Commercial	Commercial Real Estate	Single-family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$550	$100	$—	$—	$650
Total specific reserves	—	550	100	—	—	650
General reserves	342	620	335	3	174	1,474
Total	$342	$1,170	$435	$3	$174	$2,124

Loans individually evaluated for impairment	$—	$9,392	$417	$—	$—	$9,809
Loans collectively evaluated for impairment	42,748	94,700	30,679	2,220	6,804	177,151
Total	$42,748	$104,092	$31,096	$2,220	$6,804	$186,960

The following table presents impaired loans by class of loan (in thousands):

	At June 30, 2016
				Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$—	$—
HELOC’s and equity	263	217	180	296	209
Commercial
Secured	150	150	74	—	—
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	406	406	416	8,516	7,901
Non-owner occupied	608	10	10	1,627	1,567
Multi-family	—	—	—	—	—
Construction and Development:
Construction	—	—	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$1,427	$783	$680	$10,439	$9,677

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential:
First mortgages	$—	$—	$—	$—
HELOC’s and equity	388	5	214	26
Commercial:
Secured	150	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	8,593	129	8,526	200
Non-owner occupied	1,997	13	2,841	127
Multi-family	—	—	50	30
Construction and Development:
Construction	—	—	—	—
Improved Land	—	—	—	—
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$11,128	$147	$11,631	$383

At December 31, 2015
Impaired Loans - With
	Impaired Loans - With Allowance			no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	134	134	100	304	283	209	43
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	4,115	4,115	356	4,456	3,972	8,666	391
Non-owner occupied	691	691	194	667	614	1,679	193
Multi-family	—	—	—	—	—	—	—
Construction and Development
Construction	—	—	—	—	—	—	—
Improved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$4,940	$4,940	$650	$5,427	$4,869	$10,554	$627

The following table is an aging analysis of our loan portfolio (in thousands):

	At June 30, 2016
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$—	$368	$664	$1,032	$19,345	$20,377	$—	$1,160
HELOC’s and equity	303	106	139	548	11,259	11,807	—	278
Commercial:
Secured	—	1	150	151	39,669	39,820	—	150
Unsecured	—	—	—	—	4,525	4,525	—	—
Commercial Real Estate:
Owner occupied	728	209	293	1,230	49,406	50,636	—	846
Non-owner occupied	414	27	606	1,047	52,067	53,114	—	699
Multi-family	—	—	—	—	4,686	4,686	—	—
Construction and Development	—	—	—	—	6,838	6,838	—	—
Consumer and Other	1	12	12	25	7,327	7,352	1	11
Total	$1,446	$723	$1,864	$4,033	$195,122	$199,155	$1	$3,144

	At December 31, 2015
	30- 59 Days Past Due	60- 89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing	Nonaccrual
Residential:
First mortgages	$1,581	$824	$745	$3,150	$19,253	$22,403	$—	$1,246
HELOC’s and equity	224	59	173	456	8,237	8,693	—	250
Commercial:
Secured	49	—	30	79	36,144	36,223	—	30
Unsecured	—	—	—	—	6,525	6,525	—	—
Commercial Real Estate:
Owner occupied	931	336	—	1,267	51,180	52,447	—	933
Non-owner occupied	441	691	—	1,132	45,684	46,816	—	551
Multi-family	—	—	—	—	4,829	4,829	—	—
Construction and Development:
Construction	—	—	—	—	2,220	2,220	—	—
Consumer and Other	29	41	6	76	6,728	6,804	—	6
Total	$3,255	$1,951	$954	$6,160	$180,800	$186,960	$—	$3,016

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

The following table presents our loan portfolio by risk rating (in thousands):

	At June 30, 2016
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$20,377	$19,240	$—	$1,137	$—
HELOC’s and equity	11,807	11,253	—	404	150
Commercial, financial, and agricultural:
Secured	39,820	39,670	—	150	—
Unsecured	4,525	4,525	—	—	—
Commercial Real Estate:
Owner occupied	50,636	43,791	1,003	5,842	—
Non-owner occupied	53,114	51,510	—	1,604	—
Multi-family	4,686	4,387	299	—	—
Construction and Development	6,838	6,838	—	—	—
Consumer	7,352	7,329	11	10	2
Total	$199,155	$188,543	$1,313	$9,147	$152

	At December 31, 2015
	Total	Pass Credits	Special Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$22,403	$20,729	$—	$1,651	$23
HELOC’s and equity	8,693	8,004	66	547	76
Commercial, financial, and agricultural:
Secured	36,223	36,193	—	—	30
Unsecured	6,525	6,525	—	—	—
Commercial Real Estate:
Owner occupied	52,447	45,274	1,604	5,569	—
Non-owner occupied	46,816	45,458	107	1,251	—
Multi-family	4,829	4,524	305	—	—
Construction and Development	2,220	2,220	—	—	—
Consumer	6,804	6,749	—	16	39
Total	$186,960	$175,676	$2,082	$9,034	$168

During the three and six months ended June 30, 2016, the Company did not modify any loan that was considered to be a troubled debt restructuring. During the three and six months ended June 30, 2015, the Company modified two (2) and four (4) loans, respectively, that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on these loans (dollars in thousands).

Extended Terms and Decreased Interest Rate
	Three Months Ended June 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings

Residential mortgages	2	$86	$86
Total	2	$86	$86

Decreased Interest Rate Only
	Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Residential mortgages	4	$120	$120
Total	4	$120	$120

There was one (1) loan restructured during the last twelve months that experienced payment default subsequent to restructuring during the three and six month periods ended June 30, 2016. During the three and six month periods ended June 30, 2015, there was one (1) loan restructured during the last twelve months that experienced payment default subsequent to restructuring.

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

Loans—The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired, and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at June 30, 2016
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$28,354	$—	$28,354	$—
Mortgage-backed securities	86,378	—	86,378	—
	114,732	—	114,732	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$9,458	$—	$—	$9,458
Single-family Residential	246	—	—	246
Commercial	76	—	—	76
Other real estate owned	2,849	—	—	2,849
	12,629	—	—	12,629

	Fair Value Measurements at December 31, 2015
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,457	$—	$29,457	$—
Mortgage-backed securities	91,800	—	91,800	—
Corporate securities	2,001	—	2,001	—
	123,258	—	123,258	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$8,842	$—	$—	$8,842
Single-family Residential	317	—	—	317
Other real estate owned	4,463	—	—	4,463
	13,622	—	—	13,622

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	June 30, 2016	Technique	Inputs	Range
Impaired Loans:
Commercial Real Estate	$9,458	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$246	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Commercial	$76	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$2,849	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

As of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows

(dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	December 31, 2015	Technique	Inputs	Range
Impaired Loans:
Commercial Real Estate	$8,842	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

Single-family Residential	$317	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

OREO	$4,463	Appraised Value	Negative adjustment for selling costs and changes in market conditions since appraisal	5% - 20%

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 (in thousands):

	June 30, 2016
	Fair Value Measurements
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,948	$2,948	$2,948	$—	$—
Interest-bearing deposits with banks	53,098	53,098	53,098	—	—
Federal funds sold	16,537	16,537	16,537	—	—
Certificates of deposit	900	900	900	—	—
Investment securities	114,732	114,732	—	114,732	—
Other investments	958	958	958	—	—
Loans-net	197,097	196,522	—	—	196,522
Cash surrender value of life insurance	10,224	10,224	10,224	—	—
Financial liabilities:
Deposits	351,245	352,022	228,113	123,909
Advances from Federal Home Loan Bank	5,225	5,225	—	5,225	—

	Notional	Estimated
	Amount	Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$28,885	$—
Commercial letters of credit	1,889	—

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

	June 30,	December 31,
	2016	2015

Balance—beginning of period	$4,463	$4,668
Additions	355	976
Sales	(1,871)	(964)
Write downs	(98)	(217)

Balance—end of period	$2,849	$4,463

6. INTANGIBLE ASSETS

Finite lived intangible assets of the Company represent deposit assumption premiums recorded upon the purchase of certain assets and liabilities from other financial institutions. Deposit assumption premiums are amortized over seven years, the estimated average lives of the deposit bases acquired, using the straight-line method and are included within other assets on the Condensed Consolidated Balance Sheets. During the first quarter of 2016, the deposit premium became fully amortized.

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred.

The following table presents information about the Company’s intangible assets (in thousands):

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$3,303	$3,303	$3,185

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Aggregate amortization expense of core deposit intangibles:	$—	$118	$118	$236

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2016	$118
2017 and thereafter	$—

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

The following table presents the number of options that are considered antidilutive and dilutive in the computation of diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Options excluded from calculation of diluted earnings per share	32,500	24,877	32,500	24,877

Dilutive options included in calculation of diluted earnings per share	—	16,500	—	16,500

Total number of options outstanding	32,500	41,377	32,500	41,377

The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended June 30, 2016

Basic earnings per share available to common stockholders	$690	2,207	$0.31
Nonvested restricted stock grant	—	2	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$690	2,209	$0.31

Six Months ended June 30, 2016

Basic earnings per share available to common stockholders	$989	2,205	$0.45
Nonvested restricted stock grant	—	2	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$989	2,207	$0.45

Three Months ended June 30, 2015

Basic earnings per share available to common stockholders	$289	2,183	$0.13
Nonvested restricted stock grant	—	12	—
Effect of dilutive securities: options to purchase common shares	—	17	—

Diluted earnings per share	$289	2,212	$0.13

Six Months ended June 30, 2015

Basic earnings per share available to common stockholders	$658	2,180	$0.30
Nonvested restricted stock grant	—	12	—
Effect of dilutive securities: options to purchase common shares	—	17	—

Diluted earnings per share	$658	2,209	$0.30

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

The following discussion is of the Company’s financial condition as of June 30, 2016 and December 31, 2015, and the changes in the financial condition and results of operations for the three and six month periods ended June 30, 2016 and 2015.

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

FINANCIAL CONDITION

At June 30, 2016, the Company had total assets of $414,176,000 compared to $388,620,000 at December 31, 2015. The $25,556,000 increase is primarily related to an increase in interest-bearing deposits with banks of $23,278,000 and net loans of $12,261,000; offset by declines in available for sale investments securities of $8,526,000, and other real estate owned (OREO) of $1,614,000. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity. The decrease in available for sale securities is primarily attributed to securities called/matured and paydowns. At June 30, 2016, total assets consisted primarily of $114,732,000 in investment securities and $197,097,000 in net loans representing 28% and 48% of total assets, respectively. Investment securities and net loans represented 32% and 48% of total assets at December 31, 2015.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. We saw meaningful growth in our net loans receivable which increased by $12,261,000 at June 30, 2016 compared to December 31, 2015, reflecting the additional resources we added to our lending area. The increases were in all categories principally in commercial real estate of $4,344,000, construction and development of $4,618,000, commercial, financial and agriculture of $1,597,000, single-family residential loans of $1,088,000 and consumer loans of $548,000 coupled with a net decrease in allowance for loan losses of $66,000. The Company continues to pursue opportunities to enhance its lending as well as investing in the resources needed to strengthen these efforts.

At June 30, 2016, OREO decreased by $1,614,000 to $2,849,000 compared to $4,463,000 reported at the year-end of 2015. This decrease is primarily related to the sale of OREO properties totaling $1,871,000 and $98,000 in write-downs, partially offset by $355,000 in additions to the OREO balance during the first half of 2016.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased by $134,000 to $10,224,000 at June 30, 2016. The increase is primarily due to the earnings on the premiums paid over the life of the insurance contract during the first half of 2016.

The Company’s liabilities at June 30, 2016 totaled $361,313,000 and consisted primarily of $351,245,000 in deposits, which increased by $22,383,000 compared to total deposits of $328,862,000 at December 31, 2015. Accrued expenses and other liabilities were $4,843,000, representing an increase of $696,000 compared to $4,147,000 at December 31, 2015 primarily in deferred income taxes and accrued other expenses. FHLB advances totaled $5,225,000 at June 30, 2016 compared to $5,235,000 at December 31, 2015.

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

At June 30, 2016, and December 31, 2015, the investment securities portfolio represented approximately 28% and 32%, respectively, of the Company’s total assets.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	June 30,	December 31,
	2016	2015

Commercial, Financial, and Agricultural	$44,345	$42,748
Commercial Real Estate	108,436	104,092
Single-Family Residential	32,184	31,096
Construction and Development	6,838	2,220
Consumer	7,352	6,804
	199,155	186,960
Allowance for loan losses	2,058	2,124

	$197,097	$184,836

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At June 30, 2016 and December 31, 2015, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $140.6 million and $135.2 million, respectively, and represented 70.6% and 72.3% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $46.8 million and $42.0 million at June 30, 2016 and December 31, 2015, respectively.

•	The Company’s loans to area convenience stores were approximately $5.5 million and $6.1 million at June 30, 2016 and December 31, 2015, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $14.6 million and $15.6 million at June 30, 2016 and December 31, 2015, respectively.

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

During the first half of 2016, nonperforming assets decreased by $1,486,000, or 19.9%, to $5,993,000 when compared to December 31, 2015. The year-to-date decrease is primarily attributed to a $1,614,000 decline in other real estate owned (OREO); offset by an increase in nonperforming loans of $128,000. The Company charged-off $407,000 in nonperforming loans during the first half of 2016 which is a increase of $43,000 compared to $364,000 charged-off for the same period last year. Charged-offs, net of recoveries, for the same period decreased by $137,000. At June 30, 2016, nonperforming assets represent 1.45% of total assets compared to 1.92% at December 31, 2015. There was one (1) loan greater than 90 days past due and still accruing interest at June 30, 2016 and none at December 31, 2015.

The table below presents a summary of the Company’s nonperforming assets at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$2,117	$2,497
Other nonaccrual loans	1,026	519
Past-due loans of 90 days or more and still accruing	1	—
Nonperforming loans	3,144	3,016

Real estate acquired through foreclosure	2,849	4,463
Total nonperforming assets	$5,993	$7,479

Ratios:
Nonperforming loans to loans, net of unearned income	1.58%	1.61%

Nonperforming assets to loans, net of unearned income,and real estate acquired through foreclosure	2.97%	3.91%

Nonperforming assets to total assets	1.45%	1.92%

Allowance for loan losses to nonperforming loans	65.46%	70.42%

Allowance for loan losses to nonperforming assets	34.34%	28.40%

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

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	June 30, 2016	December 31, 2015
Troubled Debt Restructured Loans:
Restructured loans still accruing	$ 5,098	$5,285
Restructured loans nonaccruing	2,117	2,497
Total restructured and modified loans	$ 7,215	$7,782

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

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the first half of 2016, the Company was able to recapture previous provision for loan losses of $100,000 due to the receipt of two large recoveries in the second quarter of 2016. For the first half of 2015, provision for loan losses of $125,000 was charged against operating earnings based on growth of the loan portfolio and the Company’s evaluation of the loan portfolio. Approximately $680,000 of the allowance for loan losses was allocated to loans management considered impaired at June 30, 2016 compared to $650,000 at December 31, 2015.

At June 30, 2016, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the six months ended June 30, 2016 and 2015 (amount in thousands, except financial ratios):

	2016	2015

Loans, net of unearned income	$199,155	$196,829

Average loans, net of unearned income and the allowance for loan losses	$189,112	$191,256

Allowance for loan losses at the beginning of period	$2,124	$2,299

Loans charged-off:
Commercial, financial, and agricultural	30	—
Real estate - loans	280	253
Installment loans to individuals	97	111
Total loans charged-off	407	364

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	11	10
Real estate - loans	399	206
Installment loans to individuals	31	45
Total loans recovered	441	261

Net loans charged-off (recovered)	(34)	103

(Recovery of) Provisions for loan losses	(100)	125

Allowance for loan losses at period end	$2,058	$2,321

Ratio of net loans charged-off (recovered) to average loans, net of unearned income and the allowance for loan losses	-0.02%	0.05%

Ratio of allowance for loan losses to loans, net of unearned income	1.03%	1.18%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	June 30, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$428	22%	$342	23%
Commercial Real Estate	925	54%	1,170	56%
Single-family Residential	483	16%	435	17%
Construction and Development	9	3%	3	1%
Consumer	213	5%	174	3%

Total allowance for loan losses	$2,058	100%	$2,124	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at June 30, 2016 increased by 6.8% or $22,383,000 to $351,245,000 compared to December 31, 2015. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits increased by $3,376,000, or approximately 3.8% to $91,919,000 and interest-bearing deposits increased by $19,007,000, or 7.9%, to $259,326,000 for the six months period ending June 30, 2016. On an average basis, noninterest-bearing deposits increased by $3,487,000 to $91,457,000 during the first half of 2016 compared to $87,970,000 for the year ended December 31, 2015. Average interest-bearing deposits decreased by $732,000 to $250,762,000 at June 30, 2016 compared to $251,494,000 for the year ended December 31, 2015. At June 30, 2016, the Company’s cost of funds was approximately 0.18% compared to 0.20% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. At June 30, 2016 and December 31, 2015, the Company had $21,481,000 and $21,020,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with time deposits higher than the FDIC $250,000 insurance coverage limit.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $42,613,000 and $35,020,000 at June 30, 2016 and December 31, 2015, respectively.

The following is a summary of interest-bearing deposits (in thousands):

	June 30,	December 31,
	2016	2015

NOW and money market accounts	$98,542	$89,470
Savings accounts	37,291	34,807
Time deposits of $100,000 or more	95,431	86,914
Other time deposits	28,062	29,128
	$259,326	$240,319

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of June 30, 2016 and December 31, 2015, total loans pledged as collateral were $28,013,000 and $27,033,000, respectively.

Maturity	Callable	Type	June 30, 2016	December 31, 2015
			(in thousands)

July 2016(1)			$5,000	$5,000

August 2026(2)			225	235

Total Principal Outstanding			$5,225	$5,235

(1)	This FHLB advance had a fixed rate of 0.40% as of June 30, 2016.

(2)	Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At June 30, 2016 the Company had approximately a $80.7 million line of credit facility at the FHLB of which $25.2 million was committed consisting of advances of $5,225,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $28.2 million of borrowing capacity at the Federal Reserve Bank discount window and an unsecured $4.0 million fed funds line of credit.

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

For the three-month period ended June 30, 2016, net interest income increased by $5,000 or 0.17% to $2,990,000 compared to $2,985,000 reported for the same period last year. Total interest income decreased by $9,000, or 0.28%, to $3,155,000 compared to $3,164,000 for the same three months period in 2015. Interest income on loans decreased by $33,000 due to a 7 bps decrease in yields earned on loans while the average loan balances remained the same compared to the same period last year. Interest income on investment securities decreased by $23,000 primarily due to a 2 bps decrease in investment yields and lower average balances compared to second quarter of 2015. This decline was offset by an increase in interest earned on federal funds sold and interest-bearing deposits of $47,000 compared to the same period last year. Total interest expense for the period decreased by $14,000 or 7.82% compared to the same three month period in 2015 as the Company continues to manage the funding cost and deposit mix. At June 30, 2016, the Company’s cost of funds was approximately 0.18% compared to 0.20% for the same period last year.

On a year-to-date basis, net interest income decreased by $51,000 or 0.85% to $5,924,000 compared to $5,975,000 reported for the same period last year. Total interest income decreased by $80,000 or 1.26% to $6,258,000 compared to the same six month period in 2015. Interest income on loans decreased by $139,000 while interest income on federal funds sold and interest bearing deposits increased by $105,000 compared to the same period in 2015. Interest income on investment securities decreased by $46,000 primarily due to a 3 bps decrease in investment yields compared to the first half of 2015 and the investment portfolio having a lower average investment balance compared to the first half of 2015. Total interest expense for the six month period ended June 30, 2016, decreased by $29,000 or 7.99% compared to the same period in 2015 as the Company lowered its funding cost and improved its deposit mix.

For the six months ended June 30, 2016, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.29% compared to 3.36% reported at June 30, 2015. The decrease in the net interest margin on a fully tax equivalent basis compared to the same period last year is primarily due to the paydown of higher rate legacy loans that are being replaced by lower yielding loans. Similarly, interest income on investment securities declined due to lower investment yields caused by higher yielding bonds being paid down, maturing or being called and being replaced with lower yielding securities. The Company is mindful of the interest rate risk of investing in a low rate environment which would negatively impact its liquidity and capital position in a rising rate environment.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the three months ended June 30, 2016, the Company was able to recapture previous provision for loan losses of $175,000 due to the receipt of two large recoveries during the quarter. For the three months ended June 30, 2015, the Company charged against operating earnings a provision for loan losses of $50,000.

For the six months ended June 30, 2016, the Company was able to recapture previous provision for loan losses of $100,000 due to the receipt of the previously mentioned two large recoveries. For the six months ended June 30, 2015, the Company charged against operating earnings a provision for loan losses of $125,000.

The allowance for loan losses was $2,058,000, $2,124,000, and $2,321,000 at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. The allowance for loan losses was 65.46%, 70.42%, and 40.58% of nonperforming loans at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At June 30, 2016, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,203,000 for the three months period ended June 30, 2016, an increase of $144,000, or 13.60% compared with the same period last year. This increase is primarily due to a $186,000 legal judgment that the Company collected and a $78,000 recovery; offset by gains on the sale of investment securities of $121,000 reported for the second quarter of 2015. There were no gains on sale of investment securities for the same period in 2016. The service charges on deposits income decreased by $6,000 and other operating income increased by $271,000 compared to the same period last year.

For the year-to-date, noninterest income decreased by $117,000 or 5.26% to $2,106,000 compared to the same period last year. This decrease is primarily due the fact that there were no gains on the sale of investments for the first half of 2016 compared to $312,000 in 2015. Service charges on deposits declined by $30,000 while other operating income increased by $225,000. The increase is primarily due to the aforementioned legal judgment and recovery.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the second quarter of 2016 decreased by $245,000 to $3,335,000 compared to $3,580,000 for the same quarter last year primarily due to a decrease of $118,000 in the amortization of core deposit intangible which was fully amortized in the first quarter of 2016. Salaries and employee benefits expense decreased by $4,000. Net occupancy and equipment expense decreased by $18,000 compared to the same period of last year. OREO related expenses decreased by $95,000 compared to the same period last year primarily due to a gain on sale of OREO. FDIC insurance expenses decreased by $14,000 compared to the same period in the prior year. Other operating expenses increased by $4,000 compared to the same period in the prior year.

For the six months period ended June 30, 2016, non-interest expense decreased by $475,000 to $6,663,000 compared to $7,138,000 for the same period last year. Salaries and employee benefits expense increased by $54,000 due to the hiring of additional lending officers to enhance loan production, and the filling of one officer level position that was vacant in early 2015. Net occupancy and equipment expense decreased by $44,000 primarily due to lower rent expense, building maintenance expense and insurance costs compared to the same period of last year. OREO related expenses declined by $247,000 compared to the same period last year due to gain on sale of OREO of $269,000 during 2016. Amortization of core deposit intangible decreased by $118,000 which was fully amortized in the first quarter of 2016. FDIC insurance expenses decreased by $21,000 compared to the same period in the prior year. Other operating expenses decreased by $99,000 compared to the same period in the prior year. The decline in other operating expenses is in multiple expense categories as the Company continues to manage its expenses in line with the decline in interest income caused by the prolonged low interest rate environment.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at June 30, 2016. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of June 30, 2016.

	Cumulative amounts as of June 30, 2016
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
		(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$53,098	$—	$—	$—	$53,098
Federal funds sold	16,537	—	—	—	16,537
Certificates of deposit	—	900	—	—	900
Investments	—	824	4,418	109,490	114,732
Loans	82,130	19,589	74,622	22,814	199,155
Total interest-sensitive assets	$151,765	$21,313	$79,040	$132,304	$384,422

Interest-sensitive liabilities:
Interest bearing deposits(a)	$167,762	$67,980	$23,584	$—	$259,326
Other borrowings	—	5,000	—	225	5,225
Total interest-sensitive liabilities	$167,762	$72,980	$23,584	$225	$264,551

Interest-sensitivity gap	$(15,997)	$(51,667)	$55,456	$132,079	$119,871

Cumulative interest-sensitivity gap	(15,997)	(67,664)	(12,208)	119,871	119,871

Cumulative interest-sensitivity gap to total interest-sensitive assets	(4.16)%	(17.60)%	(3.18)%	31.18%	31.18%

(a) Savings, NOW, and money market deposits totaling $135,833 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At June 30, 2016 the Company had approximately a $80.7 million line of credit facility at the FHLB of which $25.2 million was committed consisting of advances of $5,225,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $28.2 million of borrowing capacity at the Federal Reserve Bank discount window and an unsecured $4.0 million fed funds line of credit. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased by $2,487,000 during the six months period ended June 30, 2016 due to multiple factors. Accumulated other comprehensive income, net of income taxes, increased by $1,644,000. This increase is attributed to the volatility in interest rates and swings in credit spreads, and their impact on the fair value of the Company’s available for sale securities portfolio. Retained earnings increased by $815,000 primarily due to a net income of $1,107,000; offset by $118,000 of preferred dividends paid to the U.S. Treasury and $174,000 in cash dividends paid to common stockholders. Additional paid-in-capital decreased by $22,000 due to issuance of common stock associated with restricted stock.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amount and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Effective January 1, 2015, the regulation now also requires the Company to maintain a minimum amount and ratio of common equity Tier 1 capital to risk weighted assets. Furthermore, effective January 1, 2016, in addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. At June 30, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject and considered to be “well capitalized” under regulatory standards.

The following table presents regulatory capital adequacy ratios for the Company and the Bank as at June 30, 2016 and December 31, 2015:

	June 30,		December 31,
	2016		2015
	The Company	The Bank	The Company	The Bank

Tier 1 Capital (to average assets)	12%	12%	12%	13%
Tier 1 Capital (to risk weighted assets)	19%	19%	20%	20%
Tier 1 Common Equity (to risk weighted assets)	N/A	19%	N/A	20%
Total Capital (to risk weighted assets)	20%	20%	20%	21%

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.      CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three and nine months ended June 30, 2016 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: August 15, 20160	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: August 15, 2016	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer

Page 44 of 47