Form 10-Q
period 2016-09-30
CITIZENS BANCSHARES CORP /GA/
filed 2016-11-14
CIK 813640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No: 0 - 14535

CITIZENS BANCSHARES CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58 – 1631302
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

230 Peachtree Street, N.W. Suite 2700, Atlanta, Georgia	30303
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding for each of the issuer’s classes of common stock as of the latest practicable date: 2,079,997 shares of Common Stock, $1.00 par value and 90,000 shares of Non-Voting Common Stock, $1.00 par value were outstanding on November 10, 2016.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(In thousands, except share data)

ASSETS	2016	2015
	(Unaudited)
Cash and due from banks	$2,651	$2,577
Federal funds sold	16,556	16,500
Interest-bearing deposits with banks	34,984	29,820
Certificates of deposit	900	900
Investment securities available for sale, at fair value	123,598	123,258
Other investments	958	965
Loans receivable, net	197,458	184,836
Premises and equipment, net	6,521	6,136
Cash surrender value of life insurance	10,290	10,090
Other real estate owned	2,853	4,463
Other assets	9,985	9,075

Total assets	$406,754	$388,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest-bearing deposits	$89,918	$88,543
Interest-bearing deposits	253,770	240,319

Total deposits	343,688	328,862

Accrued expenses and other liabilities	5,006	4,147
Advances from Federal Home Loan Bank	5,220	5,235

Total liabilities	353,914	338,244

STOCKHOLDERS’ EQUITY:
Preferred stock - No par value; 10,000,000 shares authorized;
Series B, 7,462 shares issued and outstanding	7,462	7,462
Series C, 4,379 shares issued and outstanding	4,379	4,379
Common stock - $1 par value; 20,000,000 shares authorized; 2,330,028 and 2,308,228 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,330	2,308
Nonvoting common stock - $1 par value; 5,000,000 shares authorized; 90,000 issued and outstanding	90	90
Nonvested restricted common stock	(162)	(147)
Additional paid-in capital	8,471	8,344
Retained earnings	31,244	29,941
Treasury stock at cost, 250,030 and 241,454 shares at September 30, 2016 and December 31, 2015, respectively	(1,991)	(1,930)
Accumulated other comprehensive income (loss), net of income taxes	1,017	(71)

Total stockholders’ equity	52,840	50,376

	$406,754	$388,620

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited  - In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$2,445	$2,644	$7,148	$7,486
Investment securities:
Taxable	444	467	1,395	1,424
Tax-exempt	191	214	599	667
Federal funds sold	29	—	85	—
Interest-bearing deposits	77	42	217	128
Total interest income	3,186	3,367	9,444	9,705

Interest expense:
Deposits	169	172	494	535
Other borrowings	4	—	13	—
Total interest expense	173	172	507	535

Net interest income	3,013	3,195	8,937	9,170

Provision for (recovery of) loan losses	37	75	(63)	200
Net interest income after provision for loan losses	2,976	3,120	9,000	8,970

Noninterest income:
Service charges on deposits	743	711	2,046	2,044
Gain on sales of securities	201	109	201	421
Gain on sales of assets	2	—	2	—
Other operating income	271	249	1,074	827
Total noninterest income	1,217	1,069	3,323	3,292

Noninterest expense:
Salaries and employee benefits	1,703	1,711	5,122	5,076
Net occupancy and equipment	534	526	1,515	1,551
Amortization of core deposit intangible	—	118	118	354
FDIC insurance	25	85	172	253
Other real estate owned, net	80	153	(56)	264
Other operating expenses	1,128	1,069	3,261	3,302
Total noninterest expense	3,470	3,662	10,132	10,800

Income before income taxes	723	527	2,191	1,462
Income tax expense	176	107	536	266

Net income	$547	$420	$1,655	$1,196
Preferred dividends	59	59	178	178
Net income available to common shareholders	$488	$361	$1,477	$1,018
Net income per common share - basic	$0.22	$0.16	$0.67	$0.47
Net income per common share - diluted	$0.22	$0.16	$0.66	$0.46
Weighted average common outstanding shares - basic	2,212	2,190	2,207	2,183
Weighted average common outstanding shares - diluted	2,236	2,215	2,232	2,209

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - In thousands)

	Three Months Ended
	September 30,
	2016	2015
Net Income	$547	$420
Other Comprehensive Income:
Unrealized holding gain (loss) on investment securities available for sale, net of tax of ($218) for 2016 and ($315) for 2015	(424)	604
Reclassification adjustment for realized gains (loss) included in net income, net of tax of $68 for 2016 and ($37) for 2015	(133)	(72)
Other Comprehensive Income (loss)	$(557)	$532
Total Comprehensive Income (loss)	$(10)	$952

	Nine Months Ended
	September 30,
	2016	2015
Net Income	$1,655	$1,196
Other Comprehensive Income:
Unrealized holding gain (loss) on investment securities available for sale, net of tax of $629 for 2016 and ($188) for 2015	1,221	371
Reclassification adjustment for holding gains (loss) included in net income, net of tax of $68 and $37 for 2016 and 2015, respectively	(133)	(278)
Other Comprehensive Income (loss)	$1,088	$93
Total Comprehensive Income	$2,743	$1,289

See notes to condensed consolidated financial statements

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited - In thousands)

												Accumulated
					Nonvoting		Nonvested	Additional				Other
	Preferred Stock		Common Stock		Common Stock		Restricted	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Shares	Amount	Income (Loss)	Total

Balance—December 31, 2014	12	$11,841	2,303	$2,303	90	$90	$(107)	$8,119	$28,532	(236)	$(1,882)	$670	$49,566

Net income	—	—	—	—	—	—	—	—	1,196	—	—	—	1,196
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	93	93
Issuance of common stock	—	—	5	5	—	—	—	38	—	(5)	(48)	—	(5)
Nonvested restricted stock	—	—	—	—	—	—	(100)	187	—	—	—	—	87
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(173)	—	—	—	(173)
Balance—September 30, 2015	12	$11,841	2,308	$2,308	90	$90	$(207)	$8,344	$29,377	(241)	$(1,930)	$763	$50,586

Balance—December 31, 2015	12	$11,841	2,308	$2,308	90	$90	$(147)	$8,344	$29,941	(241)	$(1,930)	$(71)	$50,376

Net income	—	—	—	—	—	—	—	—	1,655	—	—	—	1,655
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,088	1,088
Issuance of common stock	—	—	22	22	—	—	—	(157)	—	(9)	(61)	—	(196)
Nonvested restricted stock	—	—	—	—	—	—	(15)	284	—	—	—	—	269
Dividends declared - preferred	—	—	—	—	—	—	—	—	(178)	—	—	—	(178)
Dividends declared - common	—	—	—	—	—	—	—	—	(174)	—	—	—	(174)
Balance—September 30, 2016	12	$11,841	2,330	$2,330	90	$90	$(162)	$8,471	$31,244	(250)	$(1,991)	$1,017	$52,840

See notes to condensed consolidated financial statements.

CITIZENS BANCSHARES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands)

	2016	2015
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,655	$1,196
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(63)	200
Depreciation	463	412
Amortization and accretion, net	435	706
Provision for deferred income tax	704	345
Gains on sale of securities	(201)	(421)
Gains on sale of premises and equipment, net	(2)	—
Restricted stock based compensation plan	135	87
Decrease in carrying value of other real estate owned	140	153
Net gain on sale of other real estate owned	(269)	(23)
Bank owned life insurance income	(200)	(171)
Change in other assets	(2,291)	(125)
Change in accrued expenses and other liabilities	859	(167)

Net cash provided by operating activities	1,365	2,192

INVESTING ACTIVITIES:
Proceeds from calls of investment securities held to maturity	—	240
Proceeds from sales, maturities, and paydowns of investment securities available for sale	20,301	36,479
Purchases of investment securities available for sale	(19,257)	(27,178)
Net change in other investments	7	(7)
Net change in loans receivable	(12,813)	3,980
Proceeds from the sale of other real estate owned	2,140	789
Redemption of bank owned life insurance	—	2,232
Purchase of bank owned life insurance	—	(2,000)
Purchases of premises and equipment, net	(849)	(259)
Proceeds from the sale of premises and equipment, net	2	—

Net cash provided by (used in) investing activities	(10,469)	14,276

FINANCING ACTIVITIES:
Net change in deposits	14,826	(15,468)
Net change in advances from Federal Home Loan Bank	(15)	(14)
Restricted stock remitted by employees for taxes	(61)	(5)
Dividends paid - preferred	(178)	(178)
Dividends paid - common	(174)	(173)
Net cash provided by (used in) financing activities	14,398	(15,838)

Net change in cash and cash equivalents	5,294	630

Cash and cash equivalents, beginning of period	48,897	48,411

Cash and cash equivalents at end of period	$54,191	$49,041

Supplemental disclosures of cash paid during the period for:
Interest	$689	$536
Income taxes	$148	$20

Supplemental disclosures of noncash transactions:
Real estate acquired through foreclosure	$401	$143

Change in unrealized gain on investment securities available for sale, net of taxes	$1,088	$93

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

The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2016 are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the three month period have been included.  All adjustments are of a normal recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENTS

Investment securities available for sale are summarized as follows (in thousands):

At September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$25,139	$1,017	$14	$26,142
Mortgage-backed securities	94,431	813	282	94,962
Corporate securities	2,488	6	—	2,494
Totals	$122,058	$1,836	$296	$123,598

At December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State, county, and municipal securities	$28,248	$1,223	$14	$29,457
Mortgage-backed securities	93,118	65	1,383	91,800
Corporate securities	2,000	1	—	2,001
Totals	$123,366	$1,289	$1,397	$123,258

At September 30, 2016 and December 31, 2015, there were no investment securities held to maturity.

The amortized costs and fair values of investment securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties (in thousands).

	Available for Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$855	$857
Due after one year through five years	3,522	3,553
Due after five years through ten years	31,854	33,058
Due after ten years	85,827	86,130

	$122,058	$123,598

Securities with carrying values of $85,930,000 and $93,161,000 as of September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, FHLB advances and a $27,858,000 line of credit at the Federal Reserve Bank discount window and for other purposes as required by law.

For the three month period ended September 30, 2016, proceeds from the sale of securities were $3,368,000 and gross realized gains on sales of securities were $201,000. For the three month period ended September 30, 2015, proceeds from the sale of securities were $6,907,000 and gross realized gains on sales of securities were $109,000. There were no gross realized losses on sales of securities for the same period during 2016 and 2015.

For the nine month period ended September 30, 2016, proceeds from the sale of securities were $3,368,000 and gross realized gains on sales of securities were $201,000. For the nine month period ended September 30, 2015, proceeds from the sale of securities were $19,292,000 and gross realized gains on sales of securities were $421,000. There there were no gross realized losses on sales of securities for the same period during 2016 and 2015.

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

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015. Except as explicitly identified below, all unrealized losses on investment securities are considered by management to be temporarily impaired given the credit ratings on these investment securities and the short duration of the unrealized loss (in thousands):

At September 30, 2016
Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$19,616	$(113)	$15,569	$(169)	$35,185	$(282)

Municipal securities	1,974	(14)	—	—	1,974	(14)

Total	$21,590	$(127)	$15,569	$(169)	$37,159	$(296)

At December 31, 2015
Securities Available for Sale
	Securities in a loss position for		Securities in a loss position for
	less than twelve months		twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Mortgage-backed securities	$63,533	$(722)	$21,333	$(661)	$84,866	$(1,383)

Municipal securities	2,587	(14)	—	—	2,587	(14)

Total	$66,120	$(736)	$21,333	$(661)	$87,453	$(1,397)

The Company’s available for sale portfolio had twelve (12) investment securities at September 30, 2016 that were in an unrealized loss position for longer than twelve months. At December 31, 2015, the Company had fifteen (15) investment securities that were in an unrealized loss position for longer than twelve months. The Company reviews these securities for other-than-temporary impairment on a quarterly basis by monitoring their credit support and coverage, constant payment of the contractual principal and interest, loan to value and delinquencies ratios.

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

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2016	2015

Commercial, financial, and agricultural	$46,866	$42,748
Commercial Real Estate	106,179	104,092
Single-Family Residential	30,554	31,096
Construction and Development	8,387	2,220
Consumer	7,355	6,804
	199,341	186,960
Allowance for loan losses	1,883	2,124

	$197,458	$184,836

Activity in the allowance for loan losses by portfolio segment is summarized as follows (in thousands):

	For the Three Month Period Ended September 30, 2016
		Commercial	Single-family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total

Beginning balance	$428	$925	$483	$9	$213	$2,058
Provision for loan losses	10	(110)	91	2	44	37
Loans charged-off	—	(10)	(219)	—	(28)	(257)
Recoveries on loans charged-off	19	14	—	—	12	45
Ending Balance	$457	$819	$355	$11	$241	$1,883

	For the Nine Month Period Ended September 30, 2016
		Commercial	Single-family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total

Beginning balance	$342	$1,170	$435	$3	$174	$2,124
Provision for loan losses	115	(496)	161	8	149	(63)
Loans charged-off	(30)	(189)	(320)	—	(125)	(664)
Recoveries on loans charged-off	30	334	79	—	43	486
Ending Balance	$457	$819	$355	$11	$241	$1,883

	For the Three Month Period Ended September 30, 2015
		Commercial	Single-family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total

Beginning balance	$640	$1,191	$290	$9	$191	$2,321
Provision for loan losses	60	(120)	89	(5)	51	75
Loans charged-off	—	(55)	(60)	—	(54)	(169)
Recoveries on loans charged-off	4	6	1	—	10	21
Ending Balance	$704	$1,022	$320	$4	$198	$2,248

	For the Nine Month Period Ended September 30, 2015
		Commercial	Single-family	Construction
	Commercial	Real Estate	Residential	& Development	Consumer	Total

Beginning balance	$415	$1,366	$254	$72	$192	$2,299
Provision for loan losses	275	(388)	271	(74)	116	200
Loans charged-off	—	(138)	(230)	—	(165)	(533)
Recoveries on loans charged-off	14	182	25	6	55	282
Ending Balance	$704	$1,022	$320	$4	$198	$2,248

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

The allocation of the allowance for loan losses by portfolio segment was as follows (in thousands):

	At September 30, 2016
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$75	$416	$124	$—	$—	$615
Total specific reserves	75	416	124	—	—	615
General reserves	382	403	231	11	241	1,268
Total	$457	$819	$355	$11	$241	$1,883

Loans individually evaluated for impairment	$149	$9,219	$339	$—	$—	$9,707
Loans collectively evaluated for impairment	46,717	96,960	30,215	8,387	7,355	189,634
Total	$46,866	$106,179	$30,554	$8,387	$7,355	$199,341

	At December 31, 2015
	Commercial	Commercial Real Estate	Single- family Residential	Construction & Development	Consumer	Total
Specific Reserves:
Impaired loans	$—	$550	$100	$—	$—	$650
Total specific reserves	—	550	100	—	—	650
General reserves	342	620	335	3	174	1,474
Total	$342	$1,170	$435	$3	$174	$2,124

Loans individually evaluated for impairment	$—	$9,392	$417	$—	$—	$9,809
Loans collectively evaluated for impairment	42,748	94,700	30,679	2,220	6,804	177,151
Total	$42,748	$104,092	$31,096	$2,220	$6,804	$186,960

The following table presents impaired loans by class of loan (in thousands):

	At September 30, 2016
	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment
Residential:
First mortgages	$—	$—	$—	$—	$—
HELOC’s and equity	224	204	124	135	135
Commercial
Secured	75	75	75	150	74
Unsecured	—	—	—	—	—
Commercial Real Estate:
Owner occupied	406	406	416	8,418	7,846
Non-owner occupied	—	—	—	1,066	967
Multi-family	—	—	—	—	—
Construction and Development:
Construction	—	—	—	—	—
Improved Land	—	—	—	—	—
Unimproved Land	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	$705	$685	$615	$9,769	$9,022

The following table presents the average recorded investment and interest income recognized on impaired loans by class of loan (in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Residential:
First mortgages	$—	$—	$—	$—
HELOC’s and equity	345	9	212	34
Commercial:
Secured	225	—	—	—
Unsecured	—	—	—	—
Commercial Real Estate:
Owner occupied	8,447	202	8,802	296
Non-owner occupied	1,001	23	2,294	179
Multi-family	—	—	—	—
Construction and Development:
Construction	—	—	—	—
Improved Land	—	—	—	—
Unimproved Land	—	—	—	—
Consumer and Other	—	—	—	—
Total	$10,018	$234	$11,308	$509

At December 31, 2015
	Impaired Loans - With Allowance			Impaired Loans - With no Allowance
	Unpaid Principal	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal	Recorded Investment	Average Recorded Investment	Interest Income Recognized
Residential:
First mortgages	$—	$—	$—	$—	$—	$—	$—
HELOC’s and equity	134	134	100	304	283	209	43
Commercial
Secured	—	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—	—
Commercial Real Estate:
Owner occupied	4,115	4,115	356	4,456	3,972	8,666	391
Non-owner occupied	691	691	194	667	614	1,679	193
Multi-family	—	—	—	—	—	—	—
Construction and Development:
Construction	—	—	—	—	—	—	—
Improved Land	—	—	—	—	—	—	—
Consumer and Other	—	—		—	—	—	—
Total	$4,940	$4,940	$650	$5,427	$4,869	$10,554	$627

The following table is an aging analysis of our loan portfolio (in thousands):

	At September 30, 2016
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total		Loans	and
	Due	Due	Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$—	$440	$534	$974	$18,822	$19,796	$—	$1,027
HELOC’s and equity	88	9	57	154	10,604	10,758	—	125
Commercial:
Secured	5	174	150	329	39,097	39,426	—	150
Unsecured	—	—	—	—	7,440	7,440	—	—
Commercial Real Estate:
Owner occupied	868	355	149	1,372	49,628	51,000	—	238
Non-owner occupied	75	308	—	383	49,136	49,519	—	698
Multi-family	—	—	—	—	5,660	5,660	—	—
Construction and
Development	—	—	—	—	8,387	8,387	—	—
Consumer and Other	18	2	29	49	7,306	7,355	—	29
Total	$1,054	$1,288	$919	$3,261	$196,080	$199,341	$—	$2,267

	At December 31, 2015
							Recorded
							Investment
	30- 59	60- 89	Over 90			Total	> 90 Days
	Days Past	Days Past	Days Past	Total		Loans	and
	Due	Due	Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential:
First mortgages	$1,581	$824	$745	$3,150	$19,253	$22,403	$—	$1,246
HELOC’s and equity	224	59	173	456	8,237	8,693	—	250
Commercial:
Secured	49	—	30	79	36,144	36,223	—	30
Unsecured	—	—	—	—	6,525	6,525	—	—
Commercial Real Estate:
Owner occupied	931	336	—	1,267	51,180	52,447	—	933
Non-owner occupied	441	691	—	1,132	45,684	46,816	—	551
Multi-family	—	—	—	—	4,829	4,829	—	—
Construction and
Development	—	—	—	—	2,220	2,220	—	—
Consumer and Other	29	41	6	76	6,728	6,804	—	6
Total	$3,255	$1,951	$954	$6,160	$180,800	$186,960	$—	$3,016

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

The following table presents our loan portfolio by risk rating (in thousands):

	At September 30, 2016

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$19,796	$18,822	$—	$974	$—
HELOC’s and equity	10,758	10,286	9	395	68
Commercial, financial, and agricultural:
Secured	39,426	39,275	—	76	75
Unsecured	7,440	7,440	—	—	—
Commercial Real Estate:
Owner occupied	51,000	44,963	248	5,789	—
Non-owner occupied	49,519	48,527	—	992	—
Multi-family	5,660	5,660	—	—	—
Construction and Development	8,387	8,387	—	—	—
Consumer	7,355	7,324	—	4	27
Total	$199,341	$190,684	$257	$8,230	$170

	At December 31, 2015

			Special
	Total	Pass Credits	Mention	Substandard	Doubtful
Single-Family Residential:
First mortgages	$22,403	$20,729	$—	$1,651	$23
HELOC’s and equity	8,693	8,004	66	547	76
Commercial, financial, and agricultural:
Secured	36,223	36,193	—	—	30
Unsecured	6,525	6,525	—	—	—
Commercial Real Estate:
Owner occupied	52,447	45,274	1,604	5,569	—
Non-owner occupied	46,816	45,458	107	1,251	—
Multi-family	4,829	4,524	305	—	—
Construction and Development	2,220	2,220	—	—	—
Consumer	6,804	6,749	—	16	39
Total	$186,960	$175,676	$2,082	$9,034	$168

During the three and nine months ended September 30, 2016, the Company did not modify any loan that was considered to be a troubled debt restructuring. During the three and nine months ended September 30, 2015, the Company modified one (1) and five (5) loans, respectively, that were considered to be troubled debt restructurings. We extended the terms and decreased the interest rate on these loans (dollars in thousands).

Extended Terms and Decreased Interest Rate
	Three Months Ended September 30, 2015
	Number of	Pre-Modification	Post-Modification
	Loans	Recorded Investment	Recorded Investment
Troubled Debt Restructurings

Residential mortgages	1	$325	$325
Total	1	$325	$325

Decreased Interest Rate Only
	Nine Months Ended September 30, 2015
	Number of	Pre-Modification	Post-Modification
	Loans	Recorded Investment	Recorded Investment
Residential mortgages	5	$445	$445
Total	5	$445	$445

There were no loans restructured during the last twelve months that experienced payment default subsequent to restructuring during the three and nine month periods ended September 30, 2016. During the three and nine month periods ended September 30, 2015, there was one (1) loan restructured during the last twelve months that experienced payment default subsequent to restructuring.

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

Loans—The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired, and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company may further adjust an appraised amount given its knowledge of a specific property or market. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following tables present financial assets measured at fair value on a recurring and nonrecurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. (there were no financial liabilities measured at fair value for the periods being reported) (in thousands):

	Fair Value Measurements at September 30, 2016
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$26,142	$—	$26,142	$—
Mortgage-backed securities	94,962	—	94,962	—
Corporate securities	2,494	—	2,494	—
	123,598	—	123,598	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$8,803	$—	$—	$8,803
Single-family Residential	215	—	—	215
Commercial	74	—	—	74
Other real estate owned	2,853	—	—	2,853
	11,945	—	—	11,945

	Fair Value Measurements at December 31, 2015
		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Recurring Basis:
Assets
Securities available for sale:
State, county, and municipal securities	$29,457	$—	$29,457	$—
Mortgage-backed securities	91,800	—	91,800	—
Corporate securities	2,001	—	2,001	—
	123,258	—	123,258	—

Nonrecurring Basis:
Assets
Impaired loans:
Commercial Real Estate	$8,842	$—	$—	$8,842
Single-family Residential	317	—	—	317
Other real estate owned	4,463	—	—	4,463
	13,622	—	—	13,622

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	September 30, 2016	Technique	Inputs	Range
Impaired Loans:
			Negative adjustment for
Commercial Real Estate	$8,803	Appraised	selling costs and changes in	5% - 20%
		Value	market conditions since
			appraisal

			Negative adjustment for
Single-family Residential	$215	Appraised	selling costs and changes in	5% - 20%
		Value	market conditions since
			appraisal

			Negative adjustment for
Commercial	$74	Appraised	selling costs and changes in	5% - 20%
		Value	market conditions since
			appraisal

			Negative adjustment for
OREO	$2,853	Appraised	selling costs and changes in	5% - 20%
		Value	market conditions since
			appraisal

As of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows (dollars in thousands):

	Fair Value at	Valuation	Unobservable
(Dollars in thousands)	December 31, 2015	Technique	Inputs	Range
Impaired Loans:

			Negative adjustment for
Commercial Real Estate	$8,842	Appraised	selling costs and changes in	5% - 20%
		Value	market conditions since
			appraisal

			Negative adjustment for
Single-family Residential	$317	Appraised	selling costs and changes in	5% - 20%
		Value	market conditions since
			appraisal

			Negative adjustment for
OREO	$4,463	Appraised	selling costs and changes in	5% - 20%
		Value	market conditions since
			appraisal

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 (in thousands):

	September 30, 2016
	Fair Value Measurements
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,651	$2,651	$2,651	$—	$—
Interest-bearing deposits with banks	34,984	34,984	34,984	—	—
Federal funds sold	16,556	16,556	16,556	—	—
Certificates of deposit	900	900	900	—	—
Investment securities	123,598	123,598	—	123,598	—
Other investments	958	958	958	—	—
Loans-net	197,458	197,188	—	—	197,188
Cash surrender value of life insurance	10,290	10,290	10,290	—	—

Financial liabilities:
Deposits	343,688	344,199	228,511	115,688	—
Advances from Federal Home Loan Bank	5,220	5,220	—	5,220	—

	Notional	Estimated
	Amount	Fair Value
Off-balance-sheet financial instruments:
Commitments to extend credit	$28,857	$—
Commercial letters of credit	1,889	—

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2015 are as follows (in thousands) :

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

	September 30,	December 31,
	2016	2015

Balance—beginning of period	$4,463	$4,668
Additions	401	976
Sales	(1,871)	(964)
Write downs	(140)	(217)

Balance—end of period	$2,853	$4,463

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

The following table presents information about the Company’s intangible assets (in thousands):

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible asset:
Goodwill	$362	$—	$362	$—

Amortized intangible assets:
Core deposit intangibles	$3,303	$3,303	$3,303	$3,185

The following table presents information about aggregate amortization expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Aggregate amortization expense of core deposit intangibles:	$—	$118	$118	$354

Estimated aggregate amortization expense of core deposit intangibles for the years ending December 31:

2016	$118
2017 and thereafter	$—

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

The following schedule reconciles the numerator and denominator of the basic and diluted net income per share available to common and potential common stockholders for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months ended September 30, 2016

Basic earnings per share available to common stockholders	$488	2,212	$0.22
Nonvested restricted stock grant	—	24	—
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$488	2,236	$0.22

Nine Months ended September 30, 2016

Basic earnings per share available to common stockholders	$1,477	2,207	$0.67
Nonvested restricted stock grant	—	25	(0.01)
Effect of dilutive securities: options to purchase common shares	—	—	—

Diluted earnings per share	$1,477	2,232	$0.66

Three Months ended September 30, 2015

Basic earnings per share available to common stockholders	$361	2,190	$0.16
Nonvested restricted stock grant	—	8	—
Effect of dilutive securities: options to purchase common shares	—	17	—

Diluted earnings per share	$361	2,215	$0.16

Nine Months ended September 30, 2015

Basic earnings per share available to common stockholders	$1,018	2,183	$0.47
Nonvested restricted stock grant	—	9	(0.01)
Effect of dilutive securities: options to purchase common shares	—	17	—

Diluted earnings per share	$1,018	2,209	$0.46

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

The following discussion is of the Company’s financial condition as of September 30, 2016 and December 31, 2015, and the changes in the financial condition and results of operations for the three and nine month periods ended September 30, 2016 and 2015.

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

FINANCIAL CONDITION

At September 30, 2016, the Company had total assets of $406,754,000 compared to $388,620,000 at December 31, 2015. The $18,134,000 increase is primarily related to an increase in interest-bearing deposits with banks of $5,164,000 and net loans of $12,622,000 and other aggregate assets of $348,000. Other real estate owned (OREO) decreased by $1,610,000. Interest-bearing deposits with banks primarily represent funds maintained on deposit at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB). These funds fluctuate daily and are used to manage the Company’s liquidity. At September 30, 2016, total assets consisted primarily of $123,598,000 in investment securities and $197,458,000 in net loans representing 30% and 49% of total assets, respectively. Investment securities and net loans represented 32% and 48% of total assets at December 31, 2015.

Loans typically provide higher interest yields than other types of interest-earning assets and, therefore, continue to be the largest component of the Company’s assets. We saw meaningful growth in our net loans receivable at September 30, 2016 reflecting the additional resources that we added to our lending area. The increases were principally in construction and development of $6,167,000, commercial, financial and agriculture of $4,118,000, commercial real estate of $2,087,000, and consumer loans of $551,000 coupled with a net decrease in allowance for loan losses of $241,000; offset by a decline in single-family residential loans of $542,000. The Company continues to pursue opportunities to enhance its lending as well as investing in the resources needed to strengthen these efforts.

At September 30, 2016, OREO decreased by $1,610,000 to $2,853,000 compared to $4,463,000 reported at the year-end of 2015. This decrease is primarily related to the sale of OREO properties totaling $1,871,000 and $140,000 in write-downs, partially offset by $401,000 in additions to the OREO balance during the nine months period ended September 30, 2016.

Cash value of life insurance, a comprehensive compensation program for directors and certain senior managers of the Company, increased by $200,000 to $10,290,000 at September 30, 2016. The increase is primarily due to the earnings on the premiums paid over the life of the insurance contract during the nine months period ended September 30, 2016.

The Company’s liabilities at September 30, 2016 totaled $353,914,000 and consisted primarily of $343,688,000 in deposits, which increased by $14,826,000 compared to total deposits of $328,862,000 at December 31, 2015. Accrued expenses and other liabilities were $5,006,000, representing an increase of $859,000 compared to $4,147,000 at December 31, 2015 primarily in deferred income taxes and accrued other expenses. FHLB advances totaled $5,220,000 at September 30, 2016 compared to $5,235,000 at December 31, 2015.

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

At September 30, 2016, and December 31, 2015, the investment securities portfolio represented approximately 30% and 32%, respectively, of the Company’s total assets.

LOANS

Loans outstanding, by classification, are summarized as follows (in thousands):

	September 30,	December 31,
	2016	2015

Commercial, Financial, and Agricultural	$46,866	$42,748
Commercial Real Estate	106,179	104,092
Single-Family Residential	30,554	31,096
Construction and Development	8,387	2,220
Consumer	7,355	6,804
	199,341	186,960
Allowance for loan losses	1,883	2,124

	$197,458	$184,836

The Company does not have any concentrations of loans exceeding 10% of total loans of which management is aware and which are not otherwise disclosed as a category of loans in the table above or in other sections of this Quarterly Report on Form 10-Q. A substantial portion of the Company’s loan portfolio is secured by real estate in metropolitan Atlanta and Birmingham.

The largest component of loans in the Company’s loan portfolio is real estate loans.  At September 30, 2016 and December 31, 2015, real estate loans, which represent commercial and industrial real estate and other loans secured by single-family properties, totaled $136.7 million and $135.2 million, respectively, and represented 68.6% and 72.3% of loans, respectively, net of unearned income for the period.

As stated above, a substantial portion of the Company’s loan portfolio is collateralized by real estate in metropolitan Atlanta and Birmingham markets. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the metropolitan Atlanta and Birmingham areas.

•	The Company’s loans to area churches, which are generally secured by real estate, were approximately $47.3 million and $42.0 million at September 30, 2016 and December 31, 2015, respectively.

•	The Company’s loans to area convenience stores were approximately $4.9 million and $6.1 million at September 30, 2016 and December 31, 2015, respectively. Loans to convenience stores are generally secured by real estate.

•	The Company’s loans to area hotels, which are generally secured by real estate, were approximately $12.1 million and $15.6 million at September 30, 2016 and December 31, 2015, respectively.

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

During the nine months period ended September 30, 2016, nonperforming assets decreased by $2,359,000, or 31.5%, to $5,120,000 when compared to December 31, 2015. The year-to-date decrease is primarily attributed to declines in other real estate owned (OREO) and nonperforming loans of $1,610,000 and $749,000, respectively. The Company charged-off $664,000 in nonperforming loans during the nine months period which is an increase of $131,000 compared to $533,000 charged-off for the same period last year. Charge-offs, net of recoveries, for the same period decreased by $73,000. At September 30, 2016, nonperforming assets represented 1.26% of total assets compared to 1.92% at December 31, 2015. There were no loans greater than 90 days past due and still accruing interest at September 30, 2016 and December 31, 2015.

The table below presents a summary of the Company’s nonperforming assets at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(in thousands, except
	financial ratios)
Nonperforming assets:
Nonperforming loans:
Restructured nonperforming loans (TDRs)	$1,518	$2,497
Other nonaccrual loans	749	519
Past-due loans of 90 days or more and still accruing	—	—
Nonperforming loans	2,267	3,016

Real estate acquired through foreclosure	2,853	4,463
Total nonperforming assets	$5,120	$7,479

Ratios:
Nonperforming loans to loans, net of unearned income	1.14%	1.61%

Nonperforming assets to loans, net of unearned income, and real estate acquired through foreclosure	2.54%	3.91%

Nonperforming assets to total assets	1.26%	1.92%

Allowance for loan losses to nonperforming loans	83.06%	70.42%

Allowance for loan losses to nonperforming assets	36.78%	28.40%

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

The following table summarizes the Company’s TDRs and loans modifications (in thousands):

	September 30,	December 31,
	2016	2015
Troubled Debt Restructured Loans:
Restructured loans still accruing	$5,046	$5,285
Restructured loans nonaccruing	1,518	2,497
Total restructured and modified loans	$6,564	$7,782

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is primarily available to absorb losses inherent in the loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses.

The Company provides for estimated losses on loans receivable when any significant and permanent decline in value occurs. These estimates for losses are based on individual assets and their cash flow forecasts, sales values, independent appraisals, the volatility of certain real estate markets, and concern for disposing of real estate in distressed markets. For loans that are pooled for purposes of determining the necessary provisions, estimates are based on loan types, history of charge-offs, and other delinquency analyses. Therefore, the value used to determine the provision for losses is subject to the reasonableness of these estimates. The adequacy of the allowance for loan losses is reviewed on a monthly basis by management and the Board of Directors. On an annual basis, an independent review of the adequacy of allowance for loan losses is performed. This assessment is made in the context of historical losses as well as existing economic conditions, and individual concentrations of credit.

Portions of the allowance for loan losses may be allocated for specific loans or portfolio segments. However, the entire allowance for loan losses is available for any loan that, in the judgment of management, should be charged-off. For the nine months ended September 30, 2016, the Company was able to recapture previous provision for loan losses of $63,000 primarily due to the receipt of two large recoveries in the second quarter of 2016. For the nine months ended September 30, 2015, provision for loan losses of $200,000 was charged against operating earnings based on growth of the loan portfolio and the Company’s evaluation of the loan portfolio. Approximately $615,000 of the allowance for loan losses was allocated to loans management considered impaired at September 30, 2016 compared to $650,000 at December 31, 2015.

At September 30, 2016, management believes the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; however, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the metropolitan Atlanta, Georgia and Birmingham, Alabama areas. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes loans, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense as of and for the nine months ended September 30, 2016 and 2015 (amount in thousands, except financial ratios):

	2016	2015

Loans, net of unearned income	$199,341	$186,696

Average loans, net of unearned income and the allowance for loan losses	$191,094	$189,072

Allowance for loan losses at the beginning of period	$2,124	$2,299

Loans charged-off:
Commercial, financial, and agricultural	30	—
Real estate - loans	509	368
Installment loans to individuals	125	165
Total loans charged-off	664	533

Recoveries of loans previously charged off:
Commercial, financial, and agricultural	30	14
Real estate - loans	413	213
Installment loans to individuals	43	55
Total loans recovered	486	282

Net loans charged-off	178	251

(Recoveries of) provision for loan losses	(63)	200

Allowance for loan losses at period end	$1,883	$2,248

Ratio of net loans charged-off (recovered) to average loans, net of unearned income and the allowance for loan losses	0.09%	0.13%

Ratio of allowance for loan losses to loans, net of unearned income	0.94%	1.20%

The following table presents the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses, and other factors that may affect future loan losses in the categories of loans shown (amount in thousands):

	September 30, 2016		December 31, 2015
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans

Commercial, financial, and agricultural	$457	24%	$342	23%
Commercial Real Estate	819	53%	1,170	56%
Single-family Residential	355	15%	435	17%
Construction and Development	11	4%	3	1%
Consumer	241	4%	174	3%

Total allowance for loan losses	$1,883	100%	$2,124	100%

DEPOSITS

Deposits are the Company’s primary source of funding loan growth. Total deposits at September 30, 2016 increased by 4.5% or $14,826,000 to $343,688,000 compared to December 31, 2015. The bank has a stable core deposit base with a high percentage of non-interest bearing deposits. Noninterest-bearing deposits increased by $1,375,000, or approximately 1.6% to $89,918,000 and interest-bearing deposits increased by $13,451,000, or 5.6%, to $253,770,000 for the nine months period ending September 30, 2016. On an average basis, noninterest-bearing deposits increased by $4,612,000 to $97,185,000 during the nine months ended September 30, 2016 compared to $92,573,000 for the year ended December 31, 2015. Average interest-bearing deposits increased by $281,000 to $251,775,000 at September 30, 2016 compared to $251,494,000 for the year ended December 31, 2015. At September 30, 2016, the Company’s cost of funds was approximately 0.18% compared to 0.20% for the same period last year.

The Company participates in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows its customers the ability to benefit from the FDIC insurance coverage on their time deposits over the $250,000 limit. At September 30, 2016 and December 31, 2015, the Company had $21,328,000 and $21,020,000, respectively, in CDARS deposits. Participation in this program has enhanced the Company’s ability to retain customers with time deposits higher than the FDIC $250,000 insurance coverage limit.

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 were $35,551,000 and $35,020,000 at September 30, 2016 and December 31, 2015, respectively.

The following is a summary of interest-bearing deposits (in thousands):

	September 30,	December 31,
	2016	2015

NOW and money market accounts	$98,153	$89,470
Savings accounts	40,282	34,807
Time deposits of $100,000 or more	87,102	86,914
Other time deposits	28,233	29,128
	$253,770	$240,319

OTHER BORROWED FUNDS

The Company continues to emphasize funding earning asset growth through core deposits; however, the Company has relied on other borrowings as a supplemental funding source. Other borrowings consist of Federal funds purchased, short-term borrowings, and FHLB advances.

These advances are collateralized by FHLB stock, a blanket lien on 1-4 family and multifamily mortgage loans, certain commercial real estate loans and investment securities. As of September 30, 2016 and December 31, 2015, total loans pledged as collateral were $29,602,000 and $27,033,000, respectively.

Maturity	Callable	Type	September 30, 2016	December 31, 2015
			(in thousands)

October 2016(1)			$5,000	$5,000

August 2026(2)			220	235

Total Principal Outstanding			$5,220	$5,235

(1)	This FHLB advance had a fixed rate of 0.35% as of September 30, 2016.
(2)	Represents an Affordable Housing Program (AHP) award used to subsidize loans for homeownership or rental initiatives. The AHP is a principal reducing credit, scheduled to mature on August 17, 2026 with an interest rate of zero.

At September 30, 2016 the Company had approximately a $103.3 million line of credit facility at the FHLB of which $25.2 million was committed consisting of advances of $5,220,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $27.9 million of borrowing capacity at the Federal Reserve Bank discount window and an unsecured $4.0 million fed funds line of credit.

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

For the three-month period ended September 30, 2016, net interest income decreased by $182,000 or 5.7% to $3,013,000 compared to $3,195,000 reported for the same period last year. Total interest income decreased by $181,000, or 5.4%, to $3,186,000 compared to $3,367,000 for the same three months period in 2015. Interest income on loans decreased by $199,000 due to a 71 bps decrease in yields earned on loans while the average loan balances increased by $10,241,000 compared to the same period last year. Interest income on investment securities decreased by $46,000 primarily due to a 10 bps decrease in investment yields and lower average balances compared to third quarter of 2015. This decline was offset by an increase in interest earned on federal funds sold and interest-bearing deposits of $64,000 compared to the same period last year. Total interest expense for the period increased by $1,000 compared to the same three months period in 2015 as the Company continues to manage the funding cost and deposit mix. At September 30, 2016, the Company’s cost of funds was approximately 0.18% compared to 0.20% for the same period last year.

On a year-to-date basis, net interest income decreased by $233,000 or 2.5% to $8,937,000 compared to $9,170,000 reported for the same period last year. Total interest income decreased by $261,000 or 2.7% to $9,444,000 compared to the same nine months period in 2015. Interest income on loans decreased by $338,000 while interest income on federal funds sold and interest bearing deposits increased by $174,000 compared to the same period in 2015. Interest income on investment securities decreased by $91,000 primarily due to a 5 bps decrease in investment yields and the investment portfolio having a lower average investment balance compared to the same period in 2015. Total interest expense for the nine months period ended September 30, 2016, decreased by $28,000 or 5.2% compared to the same period in 2015 as the Company lowered its funding cost and improved its deposit mix.

For the nine months ended September 30, 2016, the Company maintained an annualized net interest margin on a fully tax equivalent basis of 3.29% compared to 3.47% reported at September 30, 2015. The decrease in the net interest margin on a fully tax equivalent basis compared to the same period last year is primarily due to the paydown of higher rate legacy loans that are being replaced by lower yielding loans. Similarly, interest income on investment securities declined due to lower investment yields caused by higher yielding bonds being paid down, maturing or being called and being replaced with lower yielding securities. The Company is mindful of the interest rate risk of investing in a low rate environment which would negatively impact its liquidity and capital position in a rising rate environment.

The Company has an asset/liability management program which monitors the Company’s interest rate sensitivity and ensures the Company is competitive in the loan and deposit market. The Company continues to monitor its asset/liability mix and will make changes as appropriate to ensure it is properly positioned to react to changing interest rates and inflationary trends.

Provision for loan losses

For the three months ended September 30, 2016 and 2015, the Company charged against operating earnings a provision for loan losses of $37,000 and $75,000, respectively. The lower provision during the quarter was due to continued improvement of the loan quality in the portfolio.

For the nine months ended September 30, 2016, the Company was able to recapture previous provision for loan losses of $63,000 primarily due to the receipt of two large recoveries in the second quarter of 2016. For the nine months ended September 30, 2015, the Company charged against operating earnings a provision for loan losses of $200,000.

The allowance for loan losses was $1,883,000, $2,124,000, and $2,248,000 at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. The allowance for loan losses was 83.06%, 70.42%, and 51.81% of nonperforming loans at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. The provision for loan losses and the resulting allowance for loan losses are based on changes in the size and character of the Company’s loan portfolio, changes in nonperforming and past due loans, the existing risk of individual loans, concentrations of loans to specific borrowers or industries, and economic conditions. At September 30, 2016, the Company considered its allowance for loan losses to be adequate.

Noninterest income:

Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and commissions earned through insurance sales. In addition, gains and losses realized from the sale of investment portfolio securities and sales of assets are included in noninterest income.

Noninterest income totaled $1,217,000 for the three months period ended September 30, 2016, an increase of $148,000, or 13.8% compared with the same period last year. This increase is primarily in gains on the sale of investment securities of $92,000. There were no gains on sale of investment securities for the same period in 2015. The service charges on deposits income increased by $32,000 and other operating income increased by $22,000 compared to the same period last year.

For the year-to-date, noninterest income increased by $31,000 to $3,323,000 compared to the same period last year. This increase was primarily in other operating income which increased by $247,000; offset by a decrease in gains on the sale of investments of $220,000. Gain on sale of securities was $201,000 compared to $421,000 in 2015. Service charges on deposits increased by $2,000. The increase in other operating income was primarily due to a $186,000 legal judgment that the Company collected and a $78,000 recovery in the second quarter of 2016.

Noninterest expense:

Noninterest expense includes compensation and benefits, occupancy expenses, advertising and marketing, professional fees, office supplies, data processing, telephone expenses, miscellaneous items, and other losses.

Non-interest expense in the third quarter of 2016 decreased by $192,000 to $3,470,000 compared to $3,662,000 for the same quarter last year primarily due to a decrease of $118,000 in the amortization of core deposit intangible which was fully amortized in the first quarter of 2016. Salaries and employee benefits expense decreased by $8,000. Net occupancy and equipment expense increased by $8,000 compared to the same period of last year. OREO related expenses decreased by $73,000 compared to the same period last year primarily due to a gain on sale of OREO. FDIC insurance expenses decreased by $60,000 compared to the same period in the prior year. Other operating expenses increased by $59,000 compared to the same period in the prior year.

For the nine months period ended September 30, 2016, non-interest expense decreased by $668,000 to $10,132,000 compared to $10,800,000 for the same period last year. Salaries and employee benefits expense increased by $46,000 due to the hiring of additional lending officers to enhance loan production, and the filling of one officer level position that was vacant in early 2015. Net occupancy and equipment expense decreased by $36,000 primarily due to lower rent expense, building maintenance expense and insurance costs compared to the same period of last year. OREO related expenses declined by $320,000 due to the gain on sale of OREO of $269,000 during 2016 and lower OREO taxes of $56,000 compared to the same period in 2015. Amortization of core deposit intangible decreased by $236,000 which was fully amortized in the first quarter of 2016. FDIC insurance expenses decreased by $81,000 compared to the same period in the prior year. Other operating expenses decreased by $41,000 compared to the same period in the prior year. The decline in other operating expenses is in multiple expense categories as the Company continues to manage its expenses in line with the decline in interest income caused by the prolonged low interest rate environment.

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

One method of measuring the impact of interest rate sensitivity is the cumulative gap analysis. The difference between interest rate sensitive assets and interest rate sensitive liabilities at various time intervals is referred to as the gap. The Company is liability sensitive on a short-term basis as reflected in the following table. Generally, a net liability sensitive position indicates that there would be a negative impact on net interest income in an increasing rate environment. However, interest rate sensitivity gap does not necessarily indicate the impact of general interest rate movements on the net interest margin, since all interest rates and yields do not adjust at the same velocity and the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company’s customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates. The following table shows the contractual maturities of all interest rate sensitive assets and liabilities at September 30, 2016. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Taking a conservative approach, the Company has included demand deposits such as NOW, money market, and savings accounts in the three month category. However, the actual repricing of these accounts may extend beyond twelve months. The interest rate sensitivity gap is only a general indicator of potential effects of interest rate changes on net interest income.

The following table sets forth the distribution of the repricing of the Company’s interest rate sensitive assets and interest rate sensitive liabilities as of September 30, 2016 (in thousands):

	Cumulative amounts as of September 30, 2016
	Maturing and repricing within
	3	3 to 12	1 to 5	Over
	Months	Months	Years	5 Years	Total
	(amounts in thousands, except ratios)
Interest-sensitive assets:
Interest-bearing deposits with other banks	$34,984	$—	$—	$—	$34,984
Federal funds sold	16,556	—	—	—	16,556
Certificates of deposit	—	900	—	—	900
Investments	—	857	3,553	119,188	123,598
Loans	67,412	19,416	85,990	26,523	199,341
Total interest-sensitive assets	$118,952	$21,173	$89,543	$145,711	$375,379

Interest-sensitive liabilities:
Interest bearing deposits(a)	$161,246	$69,429	$23,095	$—	$253,770
Other borrowings	—	5,000	—	220	5,220
Total interest-sensitive liabilities	$161,246	$74,429	$23,095	$220	$258,990

Interest-sensitivity gap	$(42,294)	$(53,256)	$66,448	$145,491	$116,389

Cumulative interest-sensitivity gap	(42,294)	(95,550)	(29,102)	116,389	116,389

Cumulative interest-sensitivity gap to total interest-sensitive assets	(11.27)%	(25.45)%	(7.75)%	31.01%	31.01%

(a) Savings, NOW, and money market deposits totaling $138,436 are included in the maturing in 3 months classification.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. At September 30, 2016 the Company had approximately a $103.3 million line of credit facility at the FHLB of which $25.2 million was committed consisting of advances of $5,220,000 and a letter of credit to secure public deposits in the amount of $20.0 million. The Company also had approximately $27.9 million of borrowing capacity at the Federal Reserve Bank discount window and an unsecured $4.0 million fed funds line of credit. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. The Company does not anticipate any liquidity requirements in the near future that it will not be able to meet.

CAPITAL RESOURCES

Stockholders’ equity increased by $2,464,000 during the nine months period ended September 30, 2016 due to multiple factors. Accumulated other comprehensive income, net of income taxes, increased by $1,088,000. This increase is attributed to the volatility in interest rates and swings in credit spreads, and their impact on the fair value of the Company’s available for sale securities portfolio. Retained earnings increased by $1,303,000 primarily due to a net income of $1,655,000; offset by $178,000 of preferred dividends paid to the U.S. Treasury and $174,000 in cash dividends paid to common stockholders. Additional paid-in-capital increased by $127,000 due to the increase in nonvested restricted stock; offset by the issuance of common stock associated with restricted stock.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amount and ratios of total and Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Effective January 1, 2015, the regulation now also requires the Company to maintain a minimum amount and ratio of common equity Tier 1 capital to risk weighted assets. Furthermore, effective January 1, 2016, in addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. At September 30, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject and are considered to be ’‘well capitalized” under regulatory standards.

The following table presents regulatory capital adequancy ratios for the Company and the Bank as at September 30, 2016 and December 31, 2015:

	September 30,		December 31,
	2016		2015
	The Company	The Bank	The Company	The Bank

Tier 1 Capital (to average assets)	12%	12%	12%	13%
Tier 1 Capital (to risk weighted assets)	19%	19%	20%	20%
Tier 1 Common Equity (to risk weighted assets)	N/A	19%	N/A	20%
Total Capital (to risk weighted assets)	20%	20%	20%	21%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required since the Company qualifies as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted, under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 in accumulating and communicating information to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized and reported within the specified time periods. During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting or, to the Company’s knowledge, in other factors that could significantly change those internal controls subsequent to the date the Company carried out its evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Exhibit 31

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

Interactive data files providing financial information from the Registrant’s Report on Form 10-Q as of and for the three and nine months ended September 30, 2016 in XBRL. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCSHARES CORPORATION

Date: November 14, 2016	By:	/s/ Cynthia N. Day
Cynthia N. Day
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ Samuel J. Cox
Samuel J. Cox
Executive Vice President and
Chief Financial Officer
Page 44 of 44